Form 10-K
period 2019-12-31
CERBERUS CYBER SENTINEL CORP
filed 2020-03-30
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 000-56059

CERBERUS CYBER SENTINEL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	83-4210278
State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization	Identification No.)

7333 E. Doubletree, Suite D270, Scottsdale, Arizona 85258

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (480) 389-3444

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.00001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

		Emerging growth company	[X]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019) was $3,886,000, computed by reference to the price at which the common stock was last sold ($0.40 per share).

The registrant had 108,032,500 shares of common stock outstanding as of March 30, 2020.

CERBERUS CYBER SENTINEL CORPORATION

2019 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company” or “our Company” or “Cerberus Sentinel” refer to Cerberus Cyber Sentinel Corporation, a Delaware corporation, and its wholly-owned subsidiaries, GenResults, LLC, an Arizona limited liability company (“GenResults”), and TalaTek, LLC, a Virginia limited liability company (“TalaTek”).

Forward-looking statements made in this Annual Report on Form 10-K include statements about:

●	our ability to sustain profitability of the existing lines of business through expansion;
●	our ability to raise sufficient capital to acquire world-class engineer-owned cybersecurity companies;
●	our ability to attract and retain world-class cybersecurity talent;
●	our ability to source potential acquisition targets with predetermined parameters;
●	our ability to successfully execute acquisitions, integrate the acquired firms and create synergies as a nationwide cybersecurity consolidator;
●	our ability to attract and retain key technology or management personnel and to expand our management team;
●	the accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing;
●	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as the recent outbreak of COVID-19, or the novel coronavirus);
●	our ability to attract and retain clients; and
●	our ability to navigate through the increasingly complex cybersecurity regulatory environment.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2019, any of which may cause our Company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform these statements to actual results.

PART I

ITEM 1. BUSINESS

Corporate History

Cerberus Cyber Sentinel Corporation (“Cerberus Sentinel”) was formed on March 5, 2019 as a Delaware corporation. Our principal offices are located at 7333 E. Doubletree, Suite D270, Scottsdale, Arizona 85258.

Effective April 1, 2019, we acquired GenResults, LLC, an Arizona limited liability company (“GenResults”). GenResults was established on June 22, 2015. Prior to our acquisition of GenResults, GenResults was wholly owned by an entity affiliated with David G. Jemmett, our Chief Executive Officer and a director of the Company. As of December 31, 2019, GenResults is a wholly owned subsidiary of Cerberus Sentinel. Due to the companies being under common control, the Company accounted for the acquisition as a reorganization. See Note 4 in the accompanying financial statements beginning on page F-1.

On April 12, 2019, we consummated a transaction whereby VCAB Six Corporation, a Texas corporation, (“VCAB”) merged with and into us (the “VCAB Merger”). At the time of the VCAB Merger, VCAB was subject to a bankruptcy proceeding and had minimal assets, no equity owners and no liabilities, except for approximately 1,500 holders of Class 5 Allowed General Unsecured Claims and a holder of allowed administrative expenses (collectively the “Claim Holders”). Pursuant to the terms of the VCAB Merger, and in accordance with the bankruptcy plan, we issued an aggregate of 2,000,000 shares of our common stock (the “Plan Shares”) to the Claim Holders as full settlement and satisfaction of their respective claims. As provided in the bankruptcy plan, the Plan Shares were issued pursuant to Section 1145 of the United States Bankruptcy Code. As a result of the VCAB Merger, the separate corporate existence of VCAB was terminated. We entered into the merger in order to increase our shareholder base in order to, among other things, assist us in satisfying the listing standards of a national securities exchange.

Effective as of October 1, 2019, we entered into an Agreement and Plan of Merger (the “TalaTek Merger”) pursuant to which TalaTek, LLC, a Virginia limited liability company has become our wholly owned subsidiary. Under the TalaTek Merger, all issued and outstanding units representing membership interests in TalaTek were converted into an aggregate of 6,200,000 shares of our common stock.

On October 2, 2019, we filed a Registration Statement on Form 10-12G (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) to effect registration of our common stock, par value $0.00001, under the Exchange Act. The Registration Statement became effective on December 1, 2019.

Our Business

We are a security consulting company comprised of highly trained security professionals who work with clients to create a continuously aware security culture. We do not sell cybersecurity products. We position ourselves as a trusted cybersecurity advisor and are committed to delivering tailored security solutions to organizations of different sizes and across all geographies and industries to fit their budgetary needs and limit their cyber threat exposure.

We currently provide a multitude of cybersecurity services including managed security service, cybersecurity consulting, technology consulting, compliance auditing, vulnerability assessment, penetration testing, security remediation, Security Operations Center (“SOC”) set-up and consulting and cybersecurity training. We differentiate ourselves from competitors by staying technology agnostic. We believe that many cybersecurity service providers in the market today are committed to a specific technology solution which limits their service scope and ability to quickly respond to any emerging cybersecurity challenges. In addition, as we continue to serve our clients within our existing capacities, we plan to continue acquiring strategic acquisitions of small-to-medium-sized engineer-led cybersecurity service firms to continue to expand our service scope and geographical coverage. We believe that owning a world-class technology team with multi-faceted expertise is key to providing technology agnostic solutions to our clients and maximizing their return on investment from information technology (“IT”) and cybersecurity spending.

Cybersecurity Market

As the world has become increasingly connected through the Internet and the Internet of Things (“IoT”), cyberattacks have prevailed and evolved over the years, in different forms, causing uncontainable threats to the integrity and privacy of enterprise and personal data and resulted in significant economic losses globally. McKinsey Global Institute has estimated that approximately 127 new IoT devices connect to the Internet every second. By 2025, there are expected to be more than 75 billion IoT devices worldwide. Surveys from businesses in 2018 done by Cybint Solutions and Accenture have shown that 62% of businesses experienced phishing and social engineering attacks in 2018, and 68% of business leaders feel their cybersecurity risks are increasing. Gartner predicts that the worldwide spending on cybersecurity will increase from $114 billion in 2018 to $134 billion in 2022.

In response to the increasing economic damage caused by heightened cybersecurity risks, regulatory bodies have pushed the implementation of new cybersecurity legislations, and cyber insurance companies have increased minimum cybersecurity requirements. We believe that we are well positioned in a fast-growing industry to provide businesses with a wide scope of cybersecurity services and with significant opportunities for growth.

Service Offering

We currently offer two major types of services to clients including Managed Services and Consulting Services.

Managed Services

Our Managed Services focus on a holistic approach to cybersecurity based on an upfront gap analysis of our client’s existing cybersecurity practices. We offer multiple modules in the service portfolio including the following:

●	CISO-as-a-service: Corporations are in need of cybersecurity services but do not have the capital resources or knowledgebase to hire a Chief Information Security Officer (“CISO”). We offer this service to companies on an ongoing consulting basis as a resource to augment their management team. CISO as a service includes road mapping the future state for the client and providing our knowledgeable expertise to help them achieve their security needs.
●	Culture education and enablement module: This targets the root cause for 75% of cyber breach events by starting with a culture of security-forward thinking;
●	Tools and technology provisioning module: We provide technology-agnostic solutions catering to a client’s existing products and enhances the cyber defense system by making carefully selected additions without bias and to fit their financial profile;
●	Data and privacy module: This ensures that a client’s data security and privacy are properly managed to alleviate risks of data loss and breach;
●	Regulations and compliance module: We evaluate a client’s policies and procedures and implement the appropriate compliance framework based on the latest industry regulations and obligations.

Consulting Services

Our consulting services includes a wide array of tailored solutions for organizations of all sizes. Our in-depth industry expertise allows us to act as the trusted advisor of our clients to help them lower their risk profile, minimize cost impact to organizations and meet regulatory compliance demands. We specialize in:

●	Cybersecurity consulting: Bringing the culture of cybersecurity to client’s leadership team and penetrating throughout the organization is a critical first step of building any cybersecurity system. Through our consulting service, we dive in both at the cultural and technical aspects of cybersecurity within the organization. We help our clients build effective policies and best practices, design or enhance a cybersecurity system and train the executive management team so that the culture at the top is set to facilitate diligent implementation of cybersecurity awareness.

●	Compliance auditing: we provide auditing services under several compliance frameworks as follows:

○	Service Organization 2 (“SOC 2”) – This is an auditing procedure that focuses on a business’ non-financial reporting controls related to security, availability, processing, integrity, confidentiality, and privacy of a system;
○	Payment Card Industry Data Security Standard (“PCI DSS”) – This is a standard administered by the Payment Card Industry Security Standards Council;
○	Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and The Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) – These are laws regulated by the Department of Health and Human Services (“HHS”) to secure the privacy and confidentiality of protected health information (“PHI”);
○	HITRUST CSF – This is a comprehensive security framework (“CSF”) developed by the Health Information Trust Alliance (“HITRUST”) in collaboration with healthcare, technology and information security leaders, to create, access, store and exchange sensitive and/or regulated data; and
○	The National Institute of Standards and Technology (“NIST”) – This is formally known as a National Bureau of Standards, which is a federal agency that promotes and maintains measurement standards while encouraging and assisting industry and science to develop and use these standards.

●	Gap and risk assessment: We perform security risk gap analysis and advanced threat intelligence and analytics to identify potential areas of security risk and monitor potential breaches on a frequent basis. Evaluating all aspects of the business from executive management, finance, legal, human resources, compliance, operations and then IT. This is to ensure the organization has a holistic understanding of their company’s security posture.

●	Penetration testing: We offer network and application level penetration testing performed through industry tools and verified by certified security experts. At network level, we conduct network scans for clients at pre-defined intervals based on their preference. Subsequent automatic scans are performed at the same IP address. We also make further attempts to exploit any vulnerability found by the network scan to eliminate false positives. At application level, we utilize techniques such as parameter tampering, cookie poisoning, session hijacking, user privilege escalation, credential manipulation, forceful browsing, backdoors and debug options, configuration subversion, input validation bypass, SQL injection, and cross-site scripting to assess the application for known vulnerabilities.

●	SOC services: We offer SOC-as-a-service, which is a subscription-based service that manages and monitors client’s logs, devices, clouds, network and assets for possible cyber threats. This lets our service provide the clients with the knowledge and skills necessary to combat cybersecurity threats.

Growth Strategy

Cybersecurity service and consulting firms operate on various forms of business models. Cerberus Sentinel does not sell product; we promote a cybersecurity culture. Our growth strategy will focus on external acquisition and internal scalability to drive that culture within our clients’ organizations. Therefore, our revenue streams mainly come from service and consulting fees. As the cybersecurity market grows over years, we continue to see an increasing number of players entering the market with different sets of qualifications. However, organizations facing cybersecurity issues also usually lack the expertise to identify the right service provider or do not have the capital resources to hire a qualified CISO. We believe that this is where our growth opportunity lies since the lack of expertise leads to information asymmetry which causes additional noise in the cybersecurity marketplace and exposes organizations in greater risks if found issues are not mitigated with the right group of experts. Furthermore, the industry is in need of highly qualified technology professionals in the cybersecurity field. A limited pool of talent results in increasing compensation and cost to retain such talent which in turn compromises companies’ bottom line profitability and then increases the need to work externally with a partner such as Cerberus Sentinel. According a Cybersecurity Jobs Report released in 2017 by Herjavec Group, total unfilled cybersecurity positions will be approximately 3.5 million by 2021. We intend to capitalize on this gap as our growth opportunity.

Our external acquisition strategy will target engineer-owned cybersecurity firms in the top thirty U.S. markets with existing revenue in the range of $2 million to $15 million and profit margin of at least 15% to 25%, although there could be opportunities beyond the larger end of this range. We expect each acquisition to be strategic and accretive, and we expect to obtain direct access to a pool of ready-to-deploy and seasoned cybersecurity talent and enhanced access to a larger client base geographically.

Our internal scalability strategy will focus on exploring and materializing synergies with the acquired targets. With strategic acquisitions, on the topline, we expect to provide a broadened service offering which translates into more diverse revenue streams and a larger client base. We also anticipate that we will be able to broaden our geographical sales coverage and reduce client acquisition costs. We also intend to synergize best practices across the platform which will enhance client experience and client loyalty. On the bottom line, we plan to centralize general and administrative support functions in one location which will significantly improve net margin for all the service lines. This will allow our management to focus on sales initiatives and achieve internal operations scalability in a relatively short period of time. We estimate that with a typical acquisition, we will realize annual savings on centralized operations, generate additional revenue from upselling to existing clients, and add revenue from new clients. In the long term, we expect to become a pure-play cybersecurity consolidator in the U.S.

Acquisition of TalaTek

Effective October 1, 2019, we acquired TalaTek, a Virginia limited liability company formed on August 24, 2006. TalaTek provides complete integrated enterprise risk management services by leveraging their specialized combination of methodologies, processes and technology, collectively known as Enterprise Compliance Management Solution (“ECMS”). ECMS enables efficient and repeatable risk, compliance and information security management, facilitating continuous improvement and empowering clients to make better informed risk decisions. These services are currently provided primarily to the public sector.

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as that term is used in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.” An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies, and we have elected to comply with these reduced reporting and other burdens. These provisions include:

●	A requirement to have only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002; and
●	Reduced disclosure about the emerging growth company’s executive compensation arrangements and an exemption from various stockholder voting requirements with respect to executive compensation arrangements.

We could remain an emerging growth company until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under a registration statement under the Securities Act of 1933, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. The foregoing amounts are subject to adjustment for inflation.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act for complying with new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We have elected to take advantage of the extended transition period for complying with the revised accounting standards. As a result, our financial statements may not be comparable to companies that comply with public company effective dates.

Competition in the Cybersecurity Market

The cybersecurity market is highly fragmented. In the top quartile, the market is dominated by several major global players including IBM Corporation, Cisco Systems, AVG Technologies, Broadcom and Dell, etc. The rest of the market is highly competitive without dominant players. North America is expected to continue its hold as the largest market size in the cybersecurity market through the year 2023, according to a report released by MarketsandMarkets.com (September 21, 2018).

We face direct competition from all small-to-medium-sized cybersecurity service providers nationwide given the broad service scope we currently provide. Many competitors provide cloud-based services which means our competition is not restricted by regions. It is critical for our executive management team to identify and attract strategic acquisition targets in order to strengthen our competitive advantage as a cybersecurity consolidator, which we believe brings higher service quality, more diverse service scope, and broader geographical coverage at a lower cost.

Intellectual Property

We intend to take appropriate steps to protect our intellectual property. We have registered the trademark “Cyber security is a culture, not a product,” which has been approved with an official registration date of October 29, 2019.

Government Regulation

The Company is not aware of any specific regulations that govern cybersecurity firms or the areas in which the Company operates. While there are a few federal cybersecurity regulations, they govern industries that the Company serves and exist to focus on specific industries.

The three main cybersecurity regulations are the 1996 Health Insurance Portability and Accountability Act (HIPAA), the 1999 Gramm-Leach-Bliley Act, and the 2002 Homeland Security Act, which included the Federal Information Security Management Act (FISMA). The three regulations mandate that healthcare organizations, financial institutions and federal agencies should protect their systems and information. FISMA, which applies to every government agency, requires the development and implementation of mandatory policies, principles, standards, and guidelines on information security. However, the regulations do not address numerous computer related industries, such as Internet Service Providers (ISPs) and software companies. Furthermore, the regulations do not specify what cybersecurity measures must be implemented and require only a “reasonable” level of security.

In addition, the National Cyber Security Division (NCSD) is another regulatory body that is a division of the Office of Cyber Security & Communications within the United States Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency.

Employees

As of December 31, 2019, we had 30 employees. In addition, we utilize independent contractors for projects of short duration or where specialized knowledge, or experience is needed for a complex project. We are not dependent on any independent contractor, and we believe adequate replacements would be available in the event any such contractor becomes unavailable to us. We believe our relations with our employees is good.

Transfer Agent

Our stock transfer agent is Securities Transfer Corporation, located at 2901 N. Dallas Parkway, Plano, Texas 75093. Their telephone number is (469) 633-0101, and their website is stctransfer.com.

Corporate and Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports will be available free of charge through our website (http://cerberussentinel.com) as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file, with or furnish to, the SEC.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. Readers of this Annual Report on Form 10-K should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. An investor in our common stock could lose all or part of their investment due to any of these risks.

Risks Related to Our Business and Industry

We will need to raise capital in order to realize our business plan and growth strategy, the failure of which could adversely impact our operations.

As of December 31, 2019, our business was not profitable, and we may incur additional costs in relation to future acquisitions which may result in shortage in capital resources. Without adequate funding, a significant increase in revenues, and successful integration of the acquired targets, we may not be able to sustain profitability in the existing lines of business and attract further capital. As of March 25, 2020, we had available cash resources of approximately $1,600,000.

We expect to continue to finance our operations with available net operating cash flows and will need to raise additional capital in the future by issuing equity or other forms of securities, which could significantly reduce the percentage ownership of our existing shareholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing common stock and may have a dilutive impact on the ownership interest of existing shareholders.

We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our shareholders. In addition, any adverse conditions in the credit and equity markets may adversely affect our ability to raise funds when needed. Any failure to achieve adequate funding will delay our acquisition efforts and could lead to abandonment of one or more of our acquisition initiatives, as well as prevent us from responding to competitive pressures or take advantage of unanticipated acquisition opportunities. Any additional equity financing will likely be dilutive to shareholders, and certain types of equity financing, if available, may involve restrictive covenants or other provisions that would limit how we conduct our business or finance our operations.

We are not profitable as of December 31, 2019, have limited cash flow and, unless we increase revenues and cash flow or raise additional capital, we may be unable to take advantage of any acquisition opportunities that arise or expand our business, all of which could adversely impact us.

For the year ended December 31, 2019 and as of the date of this report, we assessed our financial condition and concluded that we have sufficient resources for the next 12 months from the date of this report. Our auditor’s report for the year ended December 31, 2019 does not include a going concern opinion on the matter. However, management is still required to assess our ability to continue as a going concern. We had a net loss of $1,354,368 for the year ended December 31, 2019. During the same period, cash used in operations was $203,358 and our accumulated deficit as of December 31, 2019 was $1,453,510. Management is unable to predict if and when we will be able to generate significant positive cash flow or achieve profitability. Our plan regarding these matters is to strengthen our revenues and continue improving operational efficiencies across the business. There can be no assurances that we will be successful in increasing revenues, improving operational efficiencies or that financing will be available or, if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing into calendar year 2020, we may need to cut back or curtail our expansion plans.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2019, we had 30 employees. As our acquisition strategies develop, we must carefully integrate managerial, operational, sales, marketing, financial, and other personnel in the expanded organization and manage cost. Future growth will impose significant added responsibilities on members of management, including:

●	identifying, integrating, managing and motivating qualified employees, particularly strong sales force and cybersecurity talent;
●	executing post-acquisition integration effectively and managing integration costs; and
●	improving our operational, financial and management controls, reporting systems, and procedures.

Our future financial performance and our ability to commercialize our strategic acquisitions will depend, in part, on our ability to effectively manage any future growth. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. This lack of long-term experience working together may adversely impact our senior management team’s ability to effectively manage our business and growth.

We depend on key personnel who would be difficult to replace, and our business plans will likely be harmed if we lose their services or cannot hire additional qualified personnel.

Our success depends substantially on the efforts and abilities of our senior management and certain key personnel, including, but not limited to our Chief Executive Officer, David G. Jemmett, and our President, William Santos. We currently do not hold any key man insurance for them. The competition for qualified management and key personnel is intense. The loss of services of one or more of our key employees, or the inability to hire, train, and retain key personnel, especially executive managers with cybersecurity industry knowledge, could delay the execution of new acquisitions, launch of new service programs, disrupt our business, and interfere with our ability to execute our business plan.

We operate in an industry that is experiencing a shortage of qualified engineers. If we are unable to recruit and retain key management, technical and sales personnel, our business would be negatively affected.

To execute our growth strategy, we must continue to attract and retain highly skilled employees. Competition for these employees is intense, especially for cybersecurity engineers, as there is a global shortage of engineers who can provide the technical and strategic skills required for us to deliver high levels of services to our clients and potential clients. We may not be successful in attracting and retaining qualified employees. We have from time-to-time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for these highly skilled employees have greater resources than we have. In addition, in making employment decisions, particularly in the high- technology industry, job candidates often consider the value of the stock options, restricted stock grants or other stock-based compensation they are to receive in connection with their employment. Declines in the value of our stock could adversely affect our ability to attract or retain key employees and result in increased employee compensation expenses. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We depend on independent contractors to provide certain services that we do not have the expertise on internally. Any compromise in the service quality may delay our business processes and cause economic loss.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. There can be no assurance that the services of these independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, some of our business activities may be delayed, or terminated, and we may not be able to mitigate negative impacts or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, if at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further expand and, accordingly, may not achieve our business goals.

We have recently acquired TalaTek. Our growth strategy is driven by successful acquisitions of businesses that provide comparable or complementary services. Our ability to grow is limited if we fail to identify and consummate acquisitions.

We have recently acquired TalaTek, and we intend to consider additional potential strategic transactions, which could involve acquisitions of businesses or assets, joint ventures or investments in businesses or technologies that expand, complement or otherwise relate to our business. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties. Should our relationships fail to materialize into significant agreements, or should we fail to work efficiently with these companies, we may lose sales and marketing opportunities and our business, results of operations and financial condition could be adversely affected.

Any business acquisition creates risks such as, among others: (i) the need to integrate and manage the businesses acquired with our own business; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; and (iv) diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (a) substantial investment of funds or financings by issuance of debt or equity securities; (b) substantial investment with respect to technology transfers and operational integration; and (c) the acquisition or disposition of lines of businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of our existing stockholders or result in the issuance of, or assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources. Any such activities may not be successful in generating revenue, income or other returns, and any resources we committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access the capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability to take advantage of growth opportunities or address risks associated with acquisitions or investments in businesses may negatively affect our operating results.

Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings. Future acquisitions or joint ventures may not result in their anticipated benefits and we may not be able to properly integrate acquired technologies or businesses with our existing operations or successfully combine personnel and cultures. Failure to do so could deprive us of the intended benefits of those acquisitions.

We intend to grow our client base significantly through acquisitions of other service providers. If we fail to retain existing clients and attract new clients through acquisitions, we may never be profitable.

Through acquisition of other service providers, we will inherit an increasingly larger client base, which creates cross-selling and up-selling opportunities. We need high-quality service and exemplary client management to retain and grow our client base. We also plan to launch sales and marketing efforts including trade show appearance, sales demo and advertising campaigns in various forms to promote our brand name. If our marketing efforts do not materialize, we may lose existing clients or fail to obtain new clients. Our inability to grow sales as the Company expands in operations may result in loss, and we may not be profitable for an extended period of time.

Our business strategy may impose limitations in our ability to accurately forecast future revenue and operating results.

Our operating results are dependent on a variety of factors including purchasing patterns of our clients, competitive pricing, debt servicing, and general economic trend. Our revenue and operating results may fluctuate if our sales target is not met, new service offerings receive poor client response, or client acquisition costs increase due to competition. In addition to these factors, our acquisition strategy may impose additional risks to the predictability of our operating results. Revenue streams may be volatile given uncertainty in the closing timeline of new acquisitions. Unexpected expenses may be incurred during due diligence and post-acquisition. Management intends to manage risk carefully with the acquisitions; however, limitations in our ability to forecast future revenue and operating results remain significant.

Our future results may be affected by various legal and regulatory proceedings and legal compliance risks, including those involving intellectual property, environmental, governmental regulations, the U.S. Foreign Corrupt Practices Act and other anti-bribery, anti-corruption, or other matters.

The outcome of these legal proceedings may differ from our expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead us to change current estimates of liabilities and related insurance requirements where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on our results of operations or cash flows in any particular period.

We face risks related to health epidemics and other outbreaks, which could significantly disrupt our operations.

Our business and operating results could be adversely impacted by the effects of epidemics, including but not limited to the coronavirus that has been reported to have surfaced in Wuhan, China in December 2019 and has since spread to most other parts of the world, including the United States, our principal market. We are closely monitoring the impact of the COVID-19 global outbreak, although there remains significant uncertainty related to the public health situation globally.

Our results of operations could be adversely affected to the extent that such coronavirus or any other epidemic generally harms the global economy. In addition, our customers and/or personnel may be adversely impacted as a result of a health epidemic or other outbreak. Our operation may experience disruptions, such as temporary closure of our offices and/or those of our customers, suspension of services and the shut-down of our channel sales efforts, some of which we are already experiencing and most likely will affect our sales pipeline in the coming quarters. These disruptions may require us to curtail our sales efforts or even force us to reduce our workforce in effort to conserve capital. Further impacts from the COVID-19 global outbreak could continue to materially and adversely affect our business, financial condition and results of operations.

Breaches of network or information technology security could have an adverse effect on our business.

Cyber-attacks or other breaches of network or IT security may cause equipment failures or disrupt the systems and operations of us and our clients. The potential liabilities associated with these events could exceed the insurance coverage we or our clients maintain, if any. An inability to operate as a result of such events, even for a limited period of time, may result in significant expenses or loss of market share to other competitors in the market we serve. In addition, a failure to protect our, or our client’s, enterprises, networks, privacy of customer and employee confidential data against breaches of network or IT security could result in damage to our reputation. To date, we have not been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, resulted in a material adverse effect on our business, operating results and financial condition.

Security threats to our own IT infrastructure may affect our clients indirectly. A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate our proprietary information or the personal information of our clients, cause interruptions or malfunctions in our operations or our clients’ operations or damage our computers or systems and those of our clients. As security is a primary competitive factor in our industry, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant resources to protect against such threats or to alleviate problems caused by breaches in security. As techniques used to breach security change frequently, and are generally not recognized until launched against a target, we may not be able to implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. If we are unable to protect sensitive information, our clients or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures. Any breaches that may occur could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, harm to our reputation and increases in our security costs, which may not be fully insured or indemnified by other means. Additionally, breaches of our, or our clients’, systems could similarly result in a loss of confidence in our services or damage to our brand and reputation. Occurrence of any of these events could have a material adverse effect on our business, financial condition, operating results or prospects.

Because our services are aimed at protecting clients from, and limiting the impact of, critical business interruptions and losses related to cyber-attacks, if our client’s experience losses related to cyber-attacks that result in lost profits or other indirect or consequential damages to our clients, our clients may expose us to lawsuits. Our service agreements with our clients typically contain provisions limiting our liability. However, we cannot provide assurances that a court would enforce any contractual limitations on our liability. The outcome of any such lawsuit would depend on the specific facts of the case and any legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards that may exceed our liability insurance coverage by unknown but significant amounts, which could materially impair our financial condition.

If we fail to meet our service level obligations under our service level agreements, we may be subject to certain penalties and could lose clients.

We have service level agreements with many of our managed services clients under which we guarantee specified levels of service availability. These arrangements require us to estimate the level of service we will provide. If we fail to meet our service level obligations under these agreements, we may be subject to penalties, which could result in higher than expected costs, and we may lose clients, which could lead to decreased revenue and decreased gross and operating margins. If we fail to meet our service level obligations under these agreements, our reputation may suffer as a result.

The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnification.

We provide services in circumstances where insurance or indemnification may be not available. Our existing insurance coverages may not be sufficient or additional insurance may not be available to protect us against operational risks and other uncertainties that we face. Liabilities or claims arising from our services in excess of any indemnity or insurance coverage (or for which indemnity or insurance coverage is not available or is not obtained) could harm our financial condition, cash flows and operating results. Any claim, even if fully covered or insured, could negatively affect our reputation in the marketplace and make it more difficult for us to compete effectively. The defense of such claims may be costly and time-consuming and could divert the attention of management.

We indemnify our officers and directors against liability to us and our security holders, and such indemnification could increase our operating costs.

Our certificate of incorporation and bylaws allow us to indemnify our officers and directors against claims associated with carrying out the duties of their offices. Our bylaws also allow us to reimburse them for the costs of certain legal defenses. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our officers, directors or control persons, the SEC has advised that such indemnification is against public policy and is therefore unenforceable.

Our industry is highly competitive, and there is no assurance that we will compete successfully.

Our current and potential competitors vary by size, service offerings and geographic location. Competitors include technology companies, consulting companies, telecommunication companies, technology resellers, hardware and software companies, and others. Many of our competitors have entrenched relationships in particular industries, or have gained a reputation for expertise in a specific segment of the cybersecurity market, including services, software and hardware. The primary competitive factors in our market are: security, reliability and functionality, customer service and technical expertise, reputation and brand recognition, financial strength, breadth of products and services offered, price, and scalability. Many of our current and potential competitors have substantially greater financial, technical and marketing resources; more diversified product and service offerings; larger customer bases; longer operating histories; greater brand recognition; and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

●	adapt more rapidly to new or emerging technologies and changes in customer requirements;
●	develop superior products or services, thereby gain greater market acceptance and expand their product and service offerings more efficiently or rapidly;
●	bundle products and services that we may not offer or in a manner that provides our competitors with a price advantage;
●	take advantage of acquisitions and other opportunities more readily;
●	maintain a lower cost basis;
●	adopt more aggressive pricing policies and devote greater resources to the promotion, marketing and sales of their products and services; and
●	devote greater resources to the research and development of their products and services.

Many of these companies have significantly greater financial, technical, marketing and other resources than we do and may be better positioned to acquire, offer and service complementary products and technologies. These companies and alliances resulting from possible combinations may create more compelling product and service offerings, be able to offer greater pricing flexibility than we can or engage in business practices that make it more difficult for us to compete effectively, including on the basis of sales and marketing programs (such as providing greater incentives to our channel partners to sell a competitor’s product), technology or product functionality. Competition could result in, among other things, a substantial loss of customers, reduction in revenues or increase in expenses, which could materially adversely affect our business, financial condition, results of operations or prospects.

Our success depends on our ability to protect our intellectual property and our proprietary technologies.

We rely on trade secrets to protect intellectual property, proprietary technology and processes, which we have or may develop in the future. There can be no assurances that secrecy obligations will be honored or that others will not independently develop similar or superior technology. The protection of intellectual property and/or proprietary technology through claims of trade secret status has been the subject of increasing claims and litigation by various companies both in order to protect proprietary rights as well as for competitive reasons even where proprietary claims are unsubstantiated. The prosecution of proprietary claims or the defense of such claims is costly and uncertain given the uncertainty and rapid development of the principles of law pertaining to this area. We may also be subject to claims by other parties regarding the use of intellectual property, technology information and data, which may be deemed proprietary to others.

Increasingly complex cybersecurity regulations and standards may have significant impact on our business, and it may require us to substantially invest in our development capabilities to meet compliance requirements and may negatively impact our ability to offer certain services and remain profitable.

Federal and State legislatures continue to advance policy proposals in recent years to address cyber threats directed at governments and private businesses. As threats continue to evolve and expand and as the pace of new technologies accelerates, legislatures are making cybersecurity measures a high priority. At the federal and state level, close to 300 bills or resolutions have been introduced and considered that deal significantly with cybersecurity. These proposals are at multiple stages of development and may shape out new standards concerning different areas. Our business expansion strategy focuses on accretive acquisitions of other cybersecurity service providers in the top thirty U.S. markets to achieve greater service coverage. The complex regulatory environment in each State may require us to dedicate additional resource to ensure our service scope and service quality are in compliance with the standards enacted in each State we operate business in. We may incur additional legal and compliance costs, and our service scope may be restrained due to compliance requirements. This will cause a delay in our service launch and negatively impact our operating results. We may also face litigations if we fail to respond accordingly to these regulatory measures in certain States.

We may become subject to disputes, including litigation, that could negatively impact our business and our profitability and financial condition.

We may become subject to disputes with third parties from time to time. Any such dispute could result in litigation between us and the other parties. Whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention and financial resources to its resolution (through litigation, settlement or otherwise), which would detract from our management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant. In addition, any such resolution could involve our agreement with terms that restrict the operation of our business.

If we incur additional debt, we will be subject to restrictive covenants and debt service obligations that could negatively impact our operations.

If we incur additional debt for operations or acquisitions, a portion of our cash flow will have to be dedicated to the payment of principal and interest on such indebtedness. Typical loan agreements also might contain restrictive covenants, which may impair our operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of our stockholders. A judgment creditor would have the right to foreclose on any of our assets resulting in a material adverse effect on our business, operating results or financial condition.

The preparation of our financial statements involves use of estimates, judgments and assumptions, and our financial statements may be materially affected if our estimates prove to be inaccurate.

Financial statements prepared in accordance with accounting principles generally accepted in the United States require the use of estimates, judgments, and assumptions that affect the reported amounts. Different estimates, judgments, and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments, and assumptions are likely to occur from period to period in the future. These estimates, judgments, and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required.

Risks Related to our Common Stock

The market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including, among others:

●	sales or potential sales of substantial amounts of our common stock;
●	announcements about us or about our competitors or new product introductions;
●	the loss or unanticipated underperformance of our global distribution channels;
●	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;
●	conditions in the cybersecurity and IT services industries;
●	governmental regulation and legislation;
●	variations in our anticipated or actual operating results;
●	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations;
●	foreign currency values and fluctuations; and
●	overall political and economic conditions.

Many of these factors are beyond our control. In addition to recent events, the stock markets have historically experienced substantial price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors could reduce the market price of our common stock, regardless of our actual operating performance.

Future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.

We have an aggregate of 108,032,500 issued and outstanding shares of common stock as of March 25, 2020. The Plan Shares issued in connection with the merger with VCAB are freely tradeable. The remainder of the outstanding shares may be sold, subject to certain volume limitations, pursuant to Rule 144 or other available exemptions. Also, in the future, we may issue additional securities in connection with investments and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding stock. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Provisions in our Certificate of Incorporation, our By-laws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could include the right to approve an acquisition or other change in our control or could be used to institute a rights plan, also known as a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors.

The existence of the forgoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that an investor in our company could receive a premium for their common stock in an acquisition.

Our board of directors is expressly authorized to make, alter or repeal our by-laws by majority vote, while such action by stockholders would require a super majority vote; and establish advance notice requirements for nominations for elections to our board of directors or proposing matters that can be acted upon by stockholders at stockholder meetings.

These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our stock. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions they desire.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority, Inc. (“FINRA”) has adopted rules that require that, in recommending an investment to a client, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for certain customers. FINRA requirements will likely make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in the shares, resulting in fewer broker-dealers may be willing to make a market in our shares, potentially reducing a stockholder’s ability to resell shares of our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our Articles of Incorporation authorizes the issuance of up to 250,000,000 shares of our common stock with a par value of $0.00001 per share. Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

Our directors and executive officers beneficially own a substantial majority of our outstanding capital stock and will have the ability to control our affairs.

Our directors and executive officers beneficially own approximately 80% of our outstanding capital stock. By virtue of these holdings, they effectively control the election of the members of our board of directors, our management and our affairs and may prevent us from consummating corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.

We do not know whether an active, liquid and orderly trading market will develop for our common stock.

There has been no public market for our common stock. An active trading market for our shares may never develop or be sustained. No assurance can be provided that a purchaser of our common stock will be able to resell their shares of common stock at or above the price that they acquired those shares. We can provide no assurances that the fair market value of common stock will increase or that the market price of common stock will not fluctuate or decline significantly.

We are eligible to be treated as an “emerging growth company,” as defined in the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in this registration statement and our periodic reports and proxy statements and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We have elected to take advantage of the extended transition period for complying with the revised accounting standards. As a result, our financial statements may not be comparable to companies that comply with effective dates generally applicable to public companies.

Investors may find our common stock less attractive because we may rely on these exemptions, reduced reporting requirements and extended transition periods. If investors find our common stock less attractive as a result of any of the foregoing, there may be a less active trading market for our common stock and our stock price may be more volatile or may decrease.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends, and currently do not intend to pay any dividends for the foreseeable future. The Board of Directors has not directed the payment of any dividends and does not anticipate paying dividends on the shares for the foreseeable future and intends to retain any future earnings to the extent necessary to develop and expand our business. Payment of cash dividends, if any, will depend, among other factors, on our earnings, capital requirements, and the general operating and financial condition, and will be subject to legal limitations on the payment of dividends out of paid-in capital. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen, and investors may lose all of their investment in our company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own any real property. A description of the leased premises we utilize for offices facilities is as follows:

Entity	Property Description

Cerberus Cyber Sentinel Corporation	The principal office:

	●	Located at 7333 E Doubletree Ranch Road, Suite D270, Scottsdale, Arizona 85258.
	●	Cost is $2,000 per month on a month-to-month contract.

TalaTek, LLC	All activities located in one work-share office location in Virginia. Property consists of:

	●	Monthly costs of approximately $450.
	●	Work-share office agreement is on a month-to-month contract.

We believe that our offices are suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings that we anticipate would result in a material adverse effect on our business or operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market in our common stock. Our securities are not listed for trading on any securities exchange nor are bid or asked quotations reported in any over-the-counter quotation service. We have filed application to make our shares of common stock eligible for quotation on the OTCQB Market.

As of March 25, 2020, there were approximately 715 holders of record of our common stock. As of the date of this filing, there were no reported sales prices of our common stock as it has not begun trading on the OTCQB. Shares of our common stock are also held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the total number of beneficial owners of our stock.

Dividend Policy

To date, we have paid no dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. We plan to retain all earnings to provide funds for the operations of our company. In the future, our Board of Directors (the “Board”) will decide whether to declare and pay dividends based upon our earnings, financial condition, capital requirements, and other factors that our Board may consider relevant. We are not under any contractual restriction as to present or future ability to pay dividends.

Unregistered Sales of Equity Securities

During the year ended December 31, 2019, the Company issued a net total of 37,912,500 shares of common stock. Of this amount, 5,112,500 common shares were issued for cash at a price of $0.40 per share, 30,000,000 common shares were issued to employees at a fair value $0.006 per share, 600,000 common shares were issued to an employee at a fair value of $0.40 per share, 6,200,000 common shares were issued as part of the acquisition of TalaTek at a fair value of $0.40 per share, and 2,000,000 common shares were issued with a fair value of $0.006 per share as part of the VCAB acquisition. The Company relied on the exemption afforded by Section 4(a)(2) of the Securities Act. We believe that Section 4(a)(2) was available because none of such issuances involved underwriters, underwriting discounts or commissions; restrictive legends were placed on the certificates representing the shares purchased; and none of such sales were made by general solicitation. The Company issued 30,600,000 shares for services to employees and consultants in reliance upon the exemption afforded by Rule 701 of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two-year period ended December 31, 2019 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2019, as compared to the year ended December 31, 2018. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2019 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Corporate Overview

Cerberus Cyber Sentinel Corporation (“Cerberus Sentinel”) was formed on March 5, 2019 as a Delaware corporation. Our principal offices are located at 7333 E. Doubletree, Suite D270, Scottsdale, Arizona 85258.

Effective April 1, 2019, and effective on April 1, 2019, we acquired GenResults, LLC, an Arizona limited liability company (“GenResults”). GenResults was established on June 22, 2015. Prior to our acquisition of GenResults, GenResults was wholly-owned by an entity affiliated with David G. Jemmett, our Chief Executive Officer and a director of the Company. As of December 31, 2019, GenResults is a wholly-owned subsidiary of Cerberus Sentinel.

On April 12, 2019, we consummated a transaction whereby VCAB Six Corporation, a Texas corporation, (“VCAB”) merged with and into us (the “VCAB Merger”). At the time of the VCAB Merger, VCAB was subject to a bankruptcy proceeding and had minimal assets, no equity owners and no liabilities, except for approximately 1,500 holders of Class 5 Allowed General Unsecured Claims and a holder of allowed administrative expenses (collectively the “Claim Holders”). Pursuant to the terms of the VCAB Merger, and in accordance with the bankruptcy plan, we issued an aggregate of 2,000,000 shares of our common stock (the “Plan Shares”) to the Claim Holders as full settlement and satisfaction of their respective claims. As provided in the bankruptcy plan, the Plan Shares were issued pursuant to Section 1145 of the United States Bankruptcy Code. As a result of the VCAB Merger, the separate corporate existence of VCAB was terminated. We entered into the merger in order to increase our shareholder base in order to, among other things, assist us in satisfying the listing standards of a national securities exchange.

Effective as of October 1, 2019, we entered into an Agreement and Plan of Merger (the “TalaTek Merger”) pursuant to which TalaTek, LLC, a Virginia limited liability has become our wholly-owned subsidiary. Under the TalaTek Merger, all issued and outstanding units representing membership interests in TalaTek were converted into an aggregate of 6,200,000 shares of our common stock. TalaTek provides complete integrated enterprise risk management services by leveraging their specialized combination of methodologies, processes and technology, collectively known as Enterprise Compliance Management Solution (“ECMS”). ECMS enables efficient and repeatable risk, compliance and information security management, facilitating continuous improvement and empowering clients to make better informed risk decisions. These services are currently provided primarily to the public sector.

Our Business

We are a cybersecurity consulting company comprised of highly trained security professionals who work with clients to create a continuously aware security culture. We do not sell cybersecurity products. We position ourselves as a trusted cybersecurity advisor and are committed to delivering tailored security solutions to organizations of different sizes and across all geographies and industries to fit their budgetary needs and limit their cyber threat exposure.

We currently provide a multitude of cybersecurity services including managed security service, cybersecurity consulting, technology consulting, compliance auditing, vulnerability assessment, penetration testing, security remediation, SOC set-up and consulting and cybersecurity training. We differentiate ourselves from competitors by staying technology agnostic. We believe that many cybersecurity service providers in the market today are committed to a specific technology solution which limits their service scope and ability to quickly respond to any emerging cybersecurity challenges. In addition, as we continue to serve our clients within our existing capacities, we plan to continue acquiring strategic acquisitions of small-to-medium-sized engineer-led cybersecurity service firms to continue to expand our service scope and geographical coverage. We believe that owning a world-class technology team with multi-faceted expertise is key to providing technology agnostic solutions to our clients and maximizing their return on investment from information technology (“IT”) and cybersecurity spending.

Results of Operations

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Our financial results for the year ended December 31, 2019 are summarized as follows in comparison to the year ended December 31, 2018:

For the Year Ended December 31, 2019

	Cerberus	TalaTek	Total
Revenue	$982,466	$925,464	$1,907,930
Cost of Sales	465,078	471,094	936,172
Gross Profit	517,388	454,370	971,758

Operating Expenses	1,966,737	347,536	2,314,273
Operating Income (Loss)	(1,449,349)	106,834	(1,342,515)
Other income (expenses)	(11,942)	89	(11,853)
Loss before income taxes	$(1,461,291)	$106,923	$(1,354,368)

For the Year Ended December 31, 2018

	Cerberus	TalaTek	Total
Revenue	$641,606	$-	$641,606
Cost of Sales	114,668	-	114,668
Gross Profit	526,938	-	526,938

Operating Expenses	203,814	-	203,814
Operating Income	323,124	-	323,124
Other income	-	-	-
Income before income taxes	$323,124	$-	$323,124

Variance

	Cerberus	TalaTek	Total
Revenue	$340,860	$925,464	$1,266,324
Cost of Sales	350,410	471,094	821,504
Gross Profit (Loss)	(9,550)	454,370	444,820

Operating Expenses	1,762,923	347,536	2,110,459
Operating Income (Loss)	(1,772,473)	106,834	(1,665,639)
Other income (expenses)	(11,942)	89	(11,853)
Loss before income taxes	$(1,784,415)	$106,923	$(1,677,492)

Revenues

For the Year Ended December 31, 2019

	Cerberus	TalaTek	Total
CISO as a service	$216,000	$-	$216,000
Gap and risk assessment	558,443	925,229	1,483,672
Managed security services	208,023	-	208,023
Application sales	-	235	235
Total revenue	$982,466	$925,464	$1,907,930

For the Year Ended December 31, 2018

	Cerberus	TalaTek	Total
CISO as a service	$517	$-	$517
Gap and risk assessment	-	-	-
Managed security services	641,089	-	641,089
Application sales	-	-	-
Total revenue	$641,606	$-	$641,606

Variance

	Cerberus	TalaTek	Total
CISO as a service	$215,483	$-	$215,483
Gap and risk assessment	558,443	925,229	1,483,672
Managed security services	(433,066)	-	(433,066)
Application sales	-	235	235
Total revenue	$340,860	$925,464	$1,266,324

Revenues increased for Cerberus by $340,860, or 53%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, as a result of the Company introducing gap and risk assessment services as a new revenue stream in 2019 which accounted for $558,443 of total revenue. The increase in revenue from this new revenue stream was offset by a decrease of $433,066 in revenue from the Company’s managed security services, which was a result of variations in the mix of these services during the year.

Revenues increased for TalaTek by $925,464, or 100%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, as a result of the acquisition, which was consummated on October 1, 2019. As a result, revenues do not reflect a full year presentation from TalaTek and are included only for the period October 1, 2019 to December 31, 2019. Approximately $925,000 is attributable to TalaTek’s gap and risk assessment services.

Expenses

Cost of Revenues

For the Year Ended December 31, 2019

	Cerberus	TalaTek	Total
Gap and risk assessment	$108,847	$24,066	$132,913
Managed security services	143,065	-	143,065
Security operations center	15,336	-	15,336
Payroll and related	197,830	447,028	644,858
Total cost of revenues	$465,078	$471,094	$936,172

For the Year Ended December 31, 2018

	Cerberus	TalaTek	Total
Gap and risk assessment	$-	$-	$-
Managed security services	-	-	-
Security operations center	114,668	-	114,668
Payroll and related	-	-	-
Total cost of revenues	$114,668	$-	$114,668

Variance

	Cerberus	TalaTek	Total
Gap and risk assessment	$108,847	$24,066	$132,913
Managed security services	143,065	-	143,065
Security operations center	(99,332)	-	(99,332)
Payroll and related	197,830	447,028	644,858
Total cost of revenues	$350,410	$471,094	$821,504

Cost of revenues increased for Cerberus by $350,410, or 306%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, and was primarily the result of (i) the Company introducing gap and risk assessment services as a new revenue stream in 2019 which accounted for an additional $108,847 in cost of revenues and (ii) an increase in payroll and related costs of $197,830 due to an increase in employee and contractual labor after the reorganization. These increases were offset by the decrease in cost of revenues for security operations centers of $99,332, due to variations during the year for these managed security services.

Cost of revenues increased for TalaTek by $471,094, or 100%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, as a result of the acquisition, which was consummated on October 1, 2019. As a result, costs of revenue do not reflect a full year presentation from TalaTek and are included only for the period October 1, 2019 to December 31, 2019. Approximately, $447,000 is attributable to TalaTek’s payroll and related services.

Operating Expenses

For the Year Ended December 31, 2019

	Cerberus	TalaTek	Total
Professional fees	$616,393	$5,943	$622,336
Advertising and marketing	25,292	27,201	52,493
Selling, general and administrative	501,401	214,392	715,793
Stock-based compensation	823,651	-	823,651
Loss on impairment	-	100,000	100,000
Total operating expenses	$1,966,737	$347,536	$2,314,273

For the Year Ended December 31, 2018

	Cerberus	TalaTek	Total
Professional fees	$-	$-	$-
Advertising and marketing	23,322	-	23,322
Selling, general and administrative	180,492	-	180,492
Stock-based compensation	-	-	-
Total operating expenses	$203,814	$-	$203,814

Variance

	Cerberus	TalaTek	Total
Professional fees	$616,393	$5,943	$622,336
Advertising and marketing	1,970	27,201	29,171
Selling, general and administrative	320,909	214,392	535,301
Stock-based compensation	823,651	-	823,651
Loss on impairment	-	100,000	100,000
Total operating expenses	$1,762,923	$347,536	$2,110,459

Operating expenses increased for Cerberus by $1,762,923 or 865%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily as a result of (i) an increase of $616,393 in professional fees due to auditing and legal fees related to the Company’s filing of its Form 10, the GenResults reorganization the TalaTek acquisition, and (ii) an increase of $823,651 in stock-based compensation.

Operating expenses increased for TalaTek by $347,536, or 100%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, as a result of the acquisition, which was consummated on October 1, 2019. As a result, operating expenses do not reflect a full year presentation from TalaTek and are included only for the period October 1, 2019 to December 31, 2019. Approximately $124,000 is attributable to TalaTek’s payroll.

Proforma Results of Operations

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

The following unaudited pro forma information presents the financial results of operations of TalaTek for the years ended December 31, 2019 and 2018. It is presented below for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

	For the Years Ended
	2019	2018	Variance
	(unaudited)	(unaudited)	(unaudited)
Revenue	$3,731,833	$2,827,674	$904,159
Cost of Revenue	2,208,683	2,391,833	(183,150)
Gross Profit	1,523,150	435,841	1,087,309

Operating Expenses	1,015,287	354,306	660,981
Operating Income	507,863	81,535	426,328
Other income (expense)	99	(2,180)	2,279
Income before income taxes	$507,962	$79,355	$428,607

Revenues increased for TalaTek by $904,159, or 32%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, as a result of (i) an increase of approximately $50,000 per month that was added to a project starting in October 2018, (ii) an additional three month task that was added to the same project in May 2019 that totaled approximately $150,000, and (iii) a significant increase in project work from one customer.

Cost of revenues stayed relatively consistent and decreased for TalaTek by $183,150, or 8%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, as a result of a decreased cost in hosting services and salaries and health benefits associated with project employees.

Operating expenses increased for TalaTek by $660,981, or 187%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, as a result of (i) a loss on impairment of intangible assets of $100,000, (ii) approximately $138,000 and $32,000 that was expensed in 2019 for certain of the Company’s integrated solution programs that were not expensed in 2018, (iii) an increase of approximately $73,000 in recruiting expenses during 2019, (iv) an increase of approximately $36,000 related to the use of an outside consulting company to assist in a project, (v) an increase of approximately $30,000 in legal expenses as a result of the Merger, and (vi) an overall increase in administrative salaries and head count during 2019.

Working Capital

	As of
	December 31, 2019	December 31, 2018
Current assets	$2,478,887	$256,006
Current liabilities	578,687	19,878
Working capital surplus	$1,900,200	$236,128

Current assets increased by $2,222,881, which was primarily attributable to the following: (i) an increase in cash and cash equivalents due primarily to proceeds from the sale of common stock of $2,045,000; and (ii) an increase in accounts receivable due to the acquisition of TalaTek. The increase in current liabilities is primarily due to the accounts payable and accrued liabilities acquired in the acquisition of TalaTek and Cerberus Sentinel’s accrued payroll.

Cash Flows

	Year Ended December 31,
	2019	2018
Net cash provided by (used in) operating activities	$(203,358)	$243,772
Net cash provided by investing activities	169,790	-
Net cash provided by (used in) financing activities	1,830,207	(204,831)
Increase in cash	$1,796,639	$38,941

Operating Activities

Net cash used in operating activities was $203,358 for the year ended December 31, 2019 and was primarily due to the net loss of $1,354,368, partially offset by accounts payable and accrued expenses of approximately $146,000 and non-cash expenses of approximately $824,000 related to the issuance of common stock and options as compensation in lieu of cash.

Net cash provided by operating activities was $243,772 for the year ended December 31, 2018, primarily due to net income of $323,124, partially offset by accounts receivable of approximately $70,000.

Investing Activities

For the year ended December 31, 2019, net cash provided by investing activities was $169,790 which was primarily attributable to the $181,448 of cash acquired as part of the TalaTek acquisition.

For the year ended December 31, 2018, there was no cash used in or provided by investing activities.

Financing Activities

For the year ended December 31, 2019, net cash provided by financing activities was $1,830,207, of which approximately $2,045,000 was proceeds from the issuance of common stock for cash.

For the year ended December 31, 2018, net cash used in financing activities was $204,831, of which approximately $229,000 was attributable to distributions to the GenResults member.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Fair Value Measurement

The fair value measurement guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in the valuation of an asset or liability. It establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under the fair value measurement guidance are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Business Combination

The Company allocates the purchase price of an acquired business to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Acquired tradenames and trademarks, customer base, non-compete agreements, intellectual property and technology, and the right of first option to acquire Saas product and related business are recognized at fair value. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Direct transaction costs associated with the business combination are expensed as incurred. The allocation of the consideration transferred in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date. The Company includes the results of operations of the business that it has acquired in its consolidated results prospectively from the date of acquisition.

If the business combination is achieved in stages, the acquisition date carrying value of the acquirer’s previously held equity interest in the acquiree is re-measured to fair value at the acquisition date; any gains or losses arising from such re-measurement are recognized in profit or loss.

Goodwill

Goodwill represents the excess of the purchase price of acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually (at November 30), at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is considered not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be required. Otherwise, goodwill impairment is tested using a two-step approach.

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded.

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

In addition, our management performs an evaluation of all uncertain income tax positions taken or expected to be taken in the course of preparing our income tax returns to determine whether the income tax positions meet a “more likely than not” standard of being sustained under examination by the applicable taxing authorities. This evaluation is required to be performed for all open tax years, as defined by the various statutes of limitations, for federal and state purposes.

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact us. The Tax Reform Law reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. We have analyzed the provisions of the Tax Reform Law to assess the impact on our consolidated financial statements.

Impairment of Long-Lived Assets

We will periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review and at least annually. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

Revenue Recognition

On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and the related amendments, (“New Revenue Standard”) to all contracts, using the modified retrospective method. The cumulative effect of initially applying the new revenue standard was immaterial.

The Company’s agreements are primarily service contracts that range in duration from a few months to one year. The Company recognizes revenue when control of these services is transferred to the customer for an amount, referred to as the transaction price, which reflects the consideration to which the Company is expected to be entitled in exchange for those goods or services.

A contract with a customer exists only when:

●	the parties to the contract have approved it and are committed to perform their respective obligations;
●	the Company can identify each party’s rights regarding the distinct goods or services to be transferred (“performance obligations”);
●	the Company can determine the transaction price for the goods or services to be transferred; and
●	the contract has commercial substance and it is probable that the Company will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

For the majority of its contracts, the Company receives non-refundable upfront payments. The Company does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between the time of transfer of the promised goods or services to the customer and the time the customer pays for these goods or services to be generally one year or less. The Company’s credit terms to customers generally average thirty days, although in some cases there are payments required in 15 days.

The Company does not disclose the value of unsatisfied performance obligations for contracts with original expected duration of one year or less.

Disaggregation of Revenue

The following table disaggregates the Company’s revenues by major revenue streams:

Revenue consists of the following by service offering for the fiscal year ended December 31, 2019:

CISO as a Service	Gap and Risk Assessment	Managed Security Services	Application Sales	Total

$216,000	$1,483,672	$208,023	$235	$1,907,930

Revenue consists of the following by service offering for the fiscal year ended December 31, 2018:

CISO as a Service	Gap and Risk Assessment	Managed Security Services	Application Sales	Total

$517	$-	$641,089	$-	$641,606

The following table disaggregates the Company’s revenues by major sector:

Revenue consists of the following by sector for the fiscal year ended December 31, 2019:

Public	Private	Not-For-Profit	Total

$606,541	$1,016,553	$284,836	$1,907,930

Revenue consists of the following by sector for the fiscal year ended December 31, 2018:

Public	Private	Not-For-Profit	Total

$-	$626,556	$15,050	$641,606

Nature of Revenue Streams

The Company has four main revenue streams: Chief Information Security Officer (“CISO”) as a Service, Gap and Risk Assessment services, Managed Security Services, and Application Sales.

CISO as a Service

Revenue recognized under contracts for CISO as a Service contains a single performance obligation. The Company recognizes revenue as earned. For internal audit services revenue is recognized at a point of time when the result of the audit is turned over to the customer. For those consulting services that require an upfront fee the Company recognizes the revenue ratably over the course of the contract.

Gap and Risk Assessment

Revenue recognized under contracts for gap and risk assessment services are considered time and materials projects with multiple performance obligations. Revenue is allocated based on the approved hours worked and rate stated in the individual Statements of Work for the project and is recognized as the work is performed.

Managed Security Services

Revenue recognized under contracts for managed security services are considered time and materials projects with multiple performance obligations. Revenue is allocated based on the approved work hours and rate stated in the individual Statements of Work for the project and is recognized as invoices are generated and approved for distribution.

Application Sales

Revenue recognized under contracts for application sales contains a single performance obligation. The Company recognizes revenue as earned upon the download of the app by the customer.

Practical Expedients

As part of ASC 606, the Company has adopted several practical expedients including the Company’s determination that it need not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised service to the customer and when the customer pays for that service will be one year or less.

Reimbursed Expenses

The Company includes reimbursed expenses in revenues and costs of revenue as the Company is primarily responsible for fulfilling the promise to provide the specified service, including the integration of the related services into a combined output to the customer, which are inseparable from the integrated service. These costs include such items as consumables, transportation and travel expenses, over which the Company has discretion in establishing prices.

Costs of Revenue

Costs of revenue include (i) compensation and benefits for billable employees and consultants directly involved with delivering services offerings and engagements; (ii) consumables used for the services; and (iii) other expenses directly related to service contracts such as professional services, meals and travel expenses.

Volatility in Stock-Based Compensation

The volatility is based on historical volatilities of companies in comparable stages as well as the historical volatility of companies in the industry and, by statistical analysis of the daily share-pricing model. The volatility of stock-based compensation at any point in time is based on historical volatility of similar companies in the industry for the last two to five years.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 3 to our consolidated financial statements included in this Annual Report for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer who is also our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our principal executive officer who is also our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Management of our Company and its consolidated subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officers and effected by the Company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

●	inadequate segregation of duties consistent with control objectives;
●	absence of Audit Committee to exercise oversight responsibility related to financial reporting and internal controls;
●	lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner; and
●	lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

Management’s Plan to Remediate the Material Weakness

Management plans to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company;
●	obtain sufficient resources to achieve adequate segregation of duties; and
●	develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our Directors and Executive Officers. The age of each Director and Executive Officer listed below is given as of December 31, 2019.

Name	Age	Position
David G. Jemmett	53	Chief Executive Officer and Director
William Santos	54	Chief Operating Officer
Stephen Scott	52	Director
Ret. General Robert C. Oaks	83	Director
R. Scott Holbrook	71	Director
Andrew McCain	53	Director

Our Executive Officers

David G. Jemmett – Chief Executive Officer & Director

Mr. Jemmett has been our Chief Executive Officer and a director of the Company since its formation. He also founded GenResults, LLC in 2015, which now a wholly owned subsidiary of the Company. From January 2014 through December 2014, Mr. Jemmett served as CEO of NantCloud, LLC, a provider of secure cloud-hosted applications for healthcare customers, and CTO of NantWorks, LLC, a parent company for the “Nant” family of companies. From 2005 to 2013, Mr. Jemmett was founder and CEO of ClearDATA Networks Corporation, a HIPAA compliant hosting company specializing in healthcare. He has been a guest speaker on CBS, CNN, MSNBC and CSPAN, and has spoken before the U.S. Senate Subcommittee on Telecommunications and Internet Security regarding internet technologies in 1998.

Mr. Jemmett is qualified for service as a director of the Company due to his extensive business background, his experience in the cybersecurity industry, and his significant equity ownership in the Company.

William Santos – Chief Operating Officer

Mr. Santos was appointed as Chief Operating Officer on July 15, 2019. He has spent over 30 years in technology sales, service delivery, and executive leadership. Prior to his appointment as the Company’s Chief Operating Officer, from February 2017 to November 2018, Mr. Santos was President of Stelligent Systems, an AWS DevOps organization. From November 2018 to July 2019, he served as CEO of Mphasis-Stelligent. After a 10-year career with IBM, Mr. Santos successfully launched and sold Atlantec Group, his first professional services firm. He started the professional services business unit at Software House International (SHI), growing it to over $30 million in revenue over a 5-year period. After SHI, Mr. Santos joined Hosting.com (HOSTING) in 2010 to build the professional services organization before shifting roles and leading the acquisition of several professional service organizations including Ntirety, a database services firm, and Stelligent Systems from 2013 to 2018. Most recently, Mr. Santos led the sale of Stelligent Systems to Mphasis, where he has been President & CEO of Mphasis Stelligent from 2018 to 2019. Mr. Santos has two degrees in computer science and engineering from the Massachusetts Institute of Technology.

Our Directors

Stephen Scott – Director

Mr. Scott was appointed as a director on April 11, 2019 and is a founder of the Company. Mr. Scott has been a Partner with Advisor ID (formerly BRI Partners), a financial services technology firm, since 2016. Mr. Scott was Managing Director of Longboard Asset Management from 2016 through 2017. From 2009 until 2016, Mr. Scott was at Van Eck Global, from 2009 to 2014, where he served as the Co-Head of the Alternatives Committee and as portfolio manager. Mr. Scott has founded and managed several investment partnerships focused on both private and public investment strategies since 1995.

Mr. Scott is qualified for service as a director of the Company due to his background in both the financial services and technology industries.

Ret. General Robert C. Oaks – Director

Ret. General Oaks was appointed as a director on May 1, 2019. He is a retired U.S. Air Force general who served as commander in chief of the U.S Air Forces in Europe, and commander, Allied Air Forces Central Europe, with headquarters at Ramstein Air Base, Germany. He retired as a four-star General and Commander and Chief of U.S. Air Forces Europe and NATO Central Europe in 1994 after serving 34 years. Following his retirement, Oaks was employed at U.S. Airways as Senior Vice President. In 2000, Oaks resigned from this position when he was called to serve the LDS Church, where he served until 2009, when he was released as a general authority. He earned a Bachelor of Science degree in Military Science from the U.S. Air Force Academy and a Master’s degree in Business Administration from Ohio State University prior to graduating from the Naval War College. Ret. General Oaks currently serves as the official Liaison for the Church of Jesus Christ to the U.S. Armed Forces.

Ret. General Oaks is qualified for service as a director of the Company due to his experience with national security issues, including cybersecurity, through his extensive military service.

R. Scott Holbrook – Director

Mr. Holbrook was appointed as a director on May 1, 2019. He is a healthcare technology veteran, having served as the Executive Vice President of Medicity (a population health management companies with solutions for health information exchange, business intelligence, and provider and patient engagement.) from 2002 to 2013. In 1998 Mr. Holbrook founded KLAS where he remains as a board member. He has served in executive positions at IHC, GTE, Sunquest Information Systems, Integrated Medical Networks and is a founder of Park City Solutions. Since 2013, Mr. Holbrook has been a Principal at Mountain Summit Advisors (a specialty firm focused on mergers and acquisition of primarily healthcare technology and services) and a strategic advisor to Health Catalyst (a company focused on data analytics and warehousing primarily in healthcare). Mr. Holbrook is a HIMSS Fellow. He holds a Master of Science from Utah State University and a Bachelor of Science from Brigham Young University.

Mr. Holbrook is qualified for service as a director of the Company as a result of his significant experience in the healthcare technology sector.

Andrew McCain – Director

Mr. McCain was appointed as a director on May 1, 2019. He is the President and Chief Operating Officer for Hensley Beverage Company, where he has served since 2014. Mr. McCain received his Bachelor of Arts in Mathematics in 1984 and an MBA in 1986 from Vanderbilt University. He is a board member of the Arizona Super Bowl Host Committee, the Arizona 2016 College Football Championship Local Organizing Committee, Chairman of Hensley Employee Foundation and a Patrons Committee member of United Methodist Outreach Ministries’ New Day Centers. He is past Chairman of the Board of the Fiesta Bowl, past Chairman of the Anheuser-Busch National Wholesaler Advisory Panel and past Chairman of the Greater Phoenix Chamber of Commerce.

Mr. McCain is qualified for service as a director of the Company due to his significant business experience and leadership.

Board of Directors

Our Board currently consists of five (5) members. All directors hold office until the next annual meeting of stockholders. At each annual meeting of stockholders, the successors to directors whose terms then expire are elected to serve from the time of election and qualification until the next annual meeting following election.

Management has been delegated the responsibility for meeting defined corporate objectives, implementing approved strategic and operating plans, carrying on our business in the ordinary course, managing cash flow, evaluating new business opportunities, recruiting staff and complying with applicable regulatory requirements. The Board exercises its supervision over management by reviewing and approving long-term strategic, business and capital plans, material contracts and business transactions, and all debt and equity financing transactions and stock issuances.

Director Independence

Our Board is comprised of a majority of independent directors. In determining director independence, the Company uses the definition of independence in Rule 5605(a)(2) of the listing standards of The Nasdaq Stock Market.

The Board has concluded that each of Ret. General Oaks, Mr. Holbrook and Mr. McCain is “independent” based on the listing standards of the Nasdaq Stock Market, having concluded that any relationship between such director and our company, in its opinion, does not interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Board Committees

Our Board has not yet established any separate committees.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires officers and directors of the Company and persons who beneficially own more than ten percent (10%) of the common stock outstanding to file initial statements of beneficial ownership of common stock (Form 3) and statements of changes in beneficial ownership of common stock (Forms 4 or 5) with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all such forms they file.

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were not filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the total compensation paid or accrued during the year ended December 31, 2019, to our Chief Executive Officer, Chief Financial Officer and our next most highly compensated executive officer who earned more than $100,000 during the year ended December 31, 2019 and were serving as executive officers as of such date (the “named executive officers”). The Company was formed in 2019, and our wholly owned subsidiaries did not pay any compensation to the named executive officers for the year ended December 31, 2018.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensa- tion ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
David G. Jemmett CEO	2019	56,249	-	-	-	-	-	-	56,249
William Santos CFO	2019	61,667	-	-	615,645	-	-	-	677,312

(1)	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for the Company that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 11 to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2019.

Outstanding Equity Awards at December 31, 2019

The following table summarizes the outstanding equity awards held by each named executive officer of our company as of December 31, 2019.

Name	Grant Date	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

William Santos (1)	August 15, 2019	-	3,000,000	0.38	August 15, 2024

(1)	On August 15, 2019, Mr. Santos, under the 2019 Plan, was granted options to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share, that vest at a rate of 33% at the one year anniversary of the grant date and then monthly over the subsequent 12 month period.

Option Exercises in 2019

There were no option exercises by our named executive officers during our fiscal year ended December 31, 2019.

Narrative Disclosure to Summary Compensation Table

David G. Jemmett

On September 30, 2019, the Company entered into an employment agreement with Mr. Jemmett, who has served as our Chief Executive Officer since inception, to serve as the Company’s Chief Executive Officer (the “Jemmet Employment Agreement”). The Jemmett Employment Agreement is evergreen and can be terminated by either party.

Pursuant to the Jemmett Employment Agreement, Mr. Jemmett will earn an initial base annual salary of $225,000, which will be increased to an annual base salary of $250,000 upon the Company’s listing under ticker symbol CISO. Mr. Jemmett’s base salary may be increased in accordance with the Company’s normal compensation and performance review policies. He is entitled to receive a discretionary annual bonus of up to 100% of his annual base salary, at the discretion of the Board, based on performance and company objectives. Subject to approval by the Board, Mr. Jemmett is entitled to stock options under the Company’s 2019 Equity Incentive Plan. The stock options will vest at 33% on the one-year anniversary of the Jemmett Employment Agreement and the remaining 66% of the options will vest monthly over the next 12 months. As of the date of this report the Board has not approved or granted any stock options to Mr. Jemmett. Mr. Jemmett will also be eligible to participate in the Company’s standard benefit plan.

Director Compensation

The following table sets forth for each director certain information concerning their compensation for the year ended December 31, 2019:

Name (2)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)		Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David G. Jemmett	-	-	-		-	-	-	-
Stephen Scott	-	-	-		-	-	-	-
Robert C. Oaks (3)	-	-		(6)	-	-	-		(6)
Scott Holbrook (4)	-	-		(6)	-	-	-		(6)
Andy McCain (5)	-	-		(6)	-	-	-		(6)

Notes:

(1)	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for the Company that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 11 (Stock Based Compensation) to our financial statements, which are included in the Annual Report on Form 10-K.

(2)	All directors receive reimbursement for reasonable out of pocket expenses in attending Board meetings and for participating in our business.

(3)	Effective April 1, 2019, we entered into an agreement with Robert C. Oaks to serve as a member of our Board for a consideration of options to purchase 200,000 shares of our common stock with a total fair value of $3.

(4)	Effective April 1, 2019, we entered into an agreement with Scott Holbrook to serve as a member of our Board for a consideration of options to purchase 200,000 shares of our common stock with a total fair value of $4.

(5)	Effective April 1, 2019, we entered into an agreement with Andy McCain to serve as a member of our Board for a consideration of options to purchase 200,000 shares of our common stock with a total fair value of $4.

(6)	Fair value is less than $10.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a member of the Board, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our Board or Compensation Committee during the fiscal year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 25, 2020 for (a) the named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 25, 2020 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 108,032,500 shares of common stock outstanding on March 25, 2020.

Security Ownership of Certain Beneficial Holders

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
Jemmett Enterprises, LLC (1) 2303 N 44th Street, Apt 1011 Phoenix, Arizona 85008	66,435,000	61.50%

Security Ownership of Directors and Executive Officers

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent
David G. Jemmett 7333 E Doubletree Ranch Road Suite D270 Scottsdale, Arizona 85258	66,435,000	(1)	61.50%
Stephen Scott 4434 E Camelback Road #137 Phoenix, Arizona 85018	18,500,000	(2)	17.12%
Baan Alsinawi 12026 Hamden Ct Oakton, Virginia 22124	6,200,000	(3)	5.74%
Andrew McCain 321 W. Rose Lane Phoenix, Arizona 85013	375,000	(4)	<1%
William Santos 7333 E Doubletree Ranch Road Suite D270 Scottsdale, Arizona 85258	-		-%
Robert C. Oaks 7333 E Doubletree Ranch Road Suite D270 Scottsdale, Arizona 85258	-		-%
Scott Holbrook 7333 E Doubletree Ranch Road Suite D270 Scottsdale, Arizona 85258	-		-%
Directors & Executive Officers as a Group (7 persons)	91,510,000		84.71%

Notes:

(1)	David G. Jemmett, managing partner, of Jemmett Enterprises, LLC, has voting and dispositive power over the shares held by Jemmett Enterprises, LLC.

(2)	Consists of 18,500,000 shares of common stock held directly and as executor of the Scott Revocable Trust, has voting and dispositive power over the 500,000 shares held by the Scott Revocable Trust

(3)	Consist of 6,200,000 shares of common stock issued in conjunction with the acquisition of TalaTek.

(4)	Consists of 375,000 held indirectly as executor of the Andrew and Lucy McCain Family Trust. Mr. McCain has voting and dispositive power over the 375,000 shares held by the Andrew and Lucy McCain Revocable Trust.

Securities Authorized for Issuance Under Existing Equity Compensation Plan

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	17,245,000	$0.46	7,755,000
Equity compensation plans not approved by security holders (2)	-	-	-
Total	17,245,000	$0.46	7,755,000

(1)	Consists of the 2019 Equity Incentive Plan. For a short description of those plans, see Note 11 to our 2019 Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of December 31, 2019, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;
●	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
●	any promoters and control persons; and
●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Note Payable with Executive Officer

On December 31, 2018, the Company entered into an unsecured note payable with Jemmett Enterprises, LLC, an entity under common control of the Company’s majority stockholder, for a principal amount of $200,000. The note has a maturity date of June 30, 2020, and bears an interest rate of 6% per annum. During the year ended December 31, 2019, the Company made cash payments of $90,213. The outstanding principal balance of this loan is $109,787 and $200,000, as of December 31, 2019 and 2018, respectively.

Agreement with Eventus Consulting, P.C.

On November 8, 2019, the Company entered into financial consulting agreement with Eventus Consulting, P.C., an Arizona corporation, (“Eventus”), of which Neil Reithinger, Chief Financial Officer advisor to the Company, is the sole shareholder, pursuant to which Eventus is to provide financial and accounting consulting services to the Company. In consideration for Eventus’ services, the Company agreed to pay Eventus according to its standard hourly rate structure. The term of the agreement is perpetual unless otherwise terminated upon thirty days’ notice by either Eventus or the Company. As of December 31, 2019, Eventus was paid $6,500 and was owed $4,553 for accrued and unpaid services under the financial consulting agreement.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation.”

Director Independence

See “Directors, Executive Officers and Corporate Governance – Director Independence” and “Directors, Executive Officers and Corporate Governance – Board Committees” in Item 10 above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of the Company has appointed Semple, Marchal & Cooper, LLP (“SMC”) as our independent registered public accounting firm (the “Independent Auditor”) for the year ending December 31, 2019. The following table sets forth the fees billed to the Company for professional services rendered by SMC for the year ended December 31, 2019:

Services	2019
Audit fees (1)	$53,207
Audit-related fees (2)	142,429
Tax fees (3)	2,200
All other fees (4)	4,845
Total fees	$202,681

(1)	Audit fees consist of billing for professional services normally provided in connection with statutory and regulatory filings including (i) fees associated with the audits of the Company’s financial statements for the years ended December 31, 2018 and 2017 and, (ii) fees associated with quarterly reviews for the quarters ended March 31, 2019 and 2018, June 30, 2019 and 2018 and September 30, 2019 and 2018.

(2)	Audit related fees consist of billings for professional services for reviews of the various Form 10 filings, and the acquisition audits of Talatek for the years ended December 31, 2018 and 2017 and for the quarterly reviews for the quarters ended June 30, 2019 and 2018 and September 30, 2019 and 2018.

(3)	The tax fees consist primarily of tax related advisory and preparation services.

(4)	All other fees include general advisory professional services primarily related to potential acquisitions.

Pre-Approval Policies and Procedures

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. Our directors pre-approve all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides our directors with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the directors before the audit commences.

Prior to engagement of an Independent Auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of three categories of services to the Board for approval.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Certificate of Amendment of Certificate of Incorporation of the Registrant effective September 26, 2019	10-12G	3.3	10/2/2019
3.2	By-laws of the Registrant	10-12G	3.4	10/2/2019
4.1*	Form of Common Stock Certificate of the Registrant
4.2*	Description of Securities Registered under Section 12 of the Exchange Act
10.1	Agreement for the Purchase and Sale of Limited Liability Company Interests of GenResults, LLC effective April 12, 2019	10-12G	10.1	10/2/2019
10.2*	Agreement and Plan of Merger by and among the Registrant, TalaTek, LLC, TalaTek Merger Sub and Baan Alsinawi effective September 23, 2019
10.3*	Unsecured Note Agreement between the Registrant and Jemmett Enterprises, LLC effective December 31, 2018
10.4*	Stock Repurchase Agreement between the Registrant and Alan Kierman effective September 1, 2019
10.5*	2019 Equity Incentive Plan
10.6	Employment Agreement between the Registrant and David G. Jemmett effective September 30, 2019	10-12G	10.2	10/2/2019
10.7	Employment Agreement between the Registrant and William Santos effective August 13, 2019	10-12G	10.3	10/2/2019
10.8*	Engagement for Financial Services dated November 8, 2019 between the Registrant and Eventus Consulting, P.C.
21.1*	Subsidiaries of the Registrant
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERBERUS CYBER SENTINEL CORPORATION

By:	/s/ David G. Jemmett
Name:	David G. Jemmett
Title:	Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)
Date:	March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David G. Jemmett
Name:	David G. Jemmett
Title:	Director
Date:	March 30, 2020

By:	/s/ Stephen Scott
Name:	Stephen Scott
Title:	Director
Date:	March 30, 2020

By:	/s/ Robert C. Oaks
Name:	Ret. General Robert C. Oaks
Title:	Director
Date:	March 30, 2020

By:	/s/ Scott Holbrook
Name:	Scott Holbrook
Title:	Director
Date:	March 30, 2020

By:	/s/ Andrew McCain
Name:	Andrew McCain
Title:	Director
Date:	March 30, 2020

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CERBERUS CYBER SENTINEL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2019 AND 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Cerberus Cyber Sentinel Corporation and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cerberus Cyber Sentinel Corporation and subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations, changes in stockholders’ equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

We have served as the Company’s auditor since 2019.

Phoenix, Arizona

March 30, 2020

CERBERUS CYBER SENTINEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS

Current Assets:
Cash and cash equivalents	$1,876,645	$80,006
Accounts receivable, net of allowances for doubtful accounts of $40,000 and $0, respectively	531,965	176,000
Prepaid expenses and other current assets	70,277	-
Total Current Assets	2,478,887	256,006

Property and equipment, net of accumulated depreciation of $758	10,900	-
Intangible assets, net of accumulated amortization of $15,648	1,084,852	-
Goodwill	922,579	-

Total Assets	$4,497,218	$256,006

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	468,900	14,000
Other current liabilities	-	5,878
Note payable - related party	109,787	-
Total Current Liabilities	578,687	19,878

Long-term Liabilities:
Note payable - related party	-	200,000

Total Liabilities	578,687	219,878

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.00001 par value; 250,000,000 shares authorized; 113,912,500 and 70,000,000 shares issued and 107,912,500 and 70,000,000 outstanding, respectively	1,139	700
Additional paid-in capital	7,770,902	9,990
Retained earnings (Accumulated deficit )	(1,453,510)	25,438
	6,318,531	36,128

Treasury stock	(2,400,000)	-
Total Stockholders’ Equity	3,918,531	36,128

Total Liabilities and Stockholders’ Equity	$4,497,218	$256,006

The accompanying footnotes are an integral part of these consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31, 2019	December 31, 2018

Revenue:
CISO as a service	$216,000	$517
Gap and risk assessment	1,483,672	-
Managed security services	208,023	641,089
App sales	235	-
Total revenue	1,907,930	641,606

Cost of revenue:
Gap and risk assessment	132,913	-
Managed security services	143,065	-
Securitry operations center	15,336	114,668
Payroll and related	644,858	-
Total cost of revenue	936,172	114,668
Total gross profit	971,758	526,938

Operating expenses:
Professional fees	622,336	-
Advertising and marketing	52,493	23,322
Selling, general and administrative	715,793	180,492
Stock based compensation	823,651	-
Loss on impairment of intangible assets	100,000	-
Total operating expenses	2,314,273	203,814

Income (loss) from operations	(1,342,515)	323,124

Other expense:
Interest expense, net	(11,853)	-

Total other expense	(11,853)	-

Income (loss) before provision for income taxes	(1,354,368)	323,124

Provision for income taxes	-	-

Net income/(loss)	$(1,354,368)	$323,124

Net loss per common share - basic	$(0.01)
Net loss per common share - diluted	$(0.01)

Weighted average shares outstanding - basic	93,080,426
Weighted average shares outstanding - diluted	93,080,426

Pro Forma C Corporation Information, See Note 15
Income before taxes		$323,124
Income tax expense		84,000
Net income		$239,124
Net income per share attributable to common stockholders
Basic		$0.00
Diluted		$0.00
Weighted-average common shares outstanding
Basic		70,000,000
Diluted		70,000,000

The accompanying footnotes are an integral part of these consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

			Additional
	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at January 1, 2018	70,000,000	$700	$9,990	$107,145	$-	$117,835

Dividends paid	-	-	-	(404,831)	-	(404,831)
Net income	-	-	-	323,124	-	323,124
Balance as of December 31, 2018	70,000,000	700	9,990	25,438	-	36,128

Stock based compensation - stock options	-	-	396,951	-	-	396,951
Stock based compensation - common stock	30,600,000	306	426,694	-	-	427,000
Stock issued for cash	5,112,500	51	2,044,949	-	-	2,045,000
Stock issued in VCAB merger	2,000,000	20	12,440	-	-	12,460
Stock issued in TalaTek acquisition	6,200,000	62	2,479,938	-	-	2,480,000
Treasury stock	(6,000,000)	-	2,399,940	-	(2,400,000)	(60)
Dividends paid	-	-	-	(124,580)	-	(124,580)
Net loss	-	-	-	(1,354,368)	-	(1,354,368)
Balance as of December 31, 2019	107,912,500	$1,139	$7,770,902	$(1,453,510)	$(2,400,000)	$3,918,531

The accompanying footnotes are an integral part of these consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net Income (Loss)	$(1,354,368)	$323,124
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	40,000	-
Stock based compensation - stock options	396,951	-
Stock based compensation - common stock	427,000	-
Depreciation and amortization	16,406	-
Loss on impairment of intangible assets	100,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	59,637	(69,980)
Other current assets	(29,133)	1,250
Accounts payable and accrued expenses	146,027	(16,500)
Other current liabilities	(5,878)	5,878

Net cash provided by (used in) operating activities	(203,358)	243,772

Cash flows from investing activities:

Purchases of property and equipment	(11,658)	-
Cash acquired in acquisition	181,448	-

Net cash provided by investing activities	169,790	-

Cash flows from financing activities:
Contributions from member	-	24,600
Distributions to member	(124,580)	(229,431)
Proceeds from sale of common stock	2,045,000	-
Payment on notes payable, related party	(90,213)	-

Net cash provided by (used in) financing activities	1,830,207	(204,831)

Net increase in cash	1,796,639	38,941

Cash and cash equivalents - beginning of period	80,006	41,065

Cash and cash equivalents - end of period	$1,876,645	$80,006

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Distribution commitment in a note payable to related party	$-	$200,000
Common stock issued in TalaTek acquisition	$2,480,000	$-
Common stock issued in VCAB merger	$12,460	$-
Common stock repurchased	$(2,400,000)	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – organization and business operations

Corporate History

Cerberus Cyber Sentinel Corporation (“Cerberus Sentinel,” “Cerberus,” or the “Company”) was formed on March 5, 2019 as a Delaware corporation. The Company’s principal offices are located at 7333 E. Doubletree, Suite D270, Scottsdale, Arizona 85258.

On April 12, 2019, Cerberus acquired GenResults, LLC, an Arizona limited liability company (“GenResults”). GenResults was established on June 22, 2015. Prior to the Company’s acquisition of GenResults, GenResults was wholly-owned by an entity affiliated with David G. Jemmett, Cerberus’ Chief Executive Officer and a director of the Company. As of December 31, 2019, GenResults is a wholly-owned subsidiary of Cerberus. Due to the companies being under common control, the Company accounted for the acquisition as a reorganization (See Note 4).

On April 12, 2019, the Company consummated a transaction whereby VCAB Six Corporation, a Texas corporation, (“VCAB”) merged with and into Cerberus (the “VCAB Merger”). At the time of the VCAB Merger, VCAB was subject to a bankruptcy proceeding and had minimal assets, no equity owners and no liabilities, except for approximately 1,500 holders of Class 5 Allowed General Unsecured Claims and a holder of allowed administrative expenses (collectively the “Claim Holders”). Pursuant to the terms of the VCAB Merger, and in accordance with the bankruptcy plan, the Company issued an aggregate of 2,000,000 shares of our common stock (the “Plan Shares”) to the Claim Holders as full settlement and satisfaction of their respective claims. As provided in the bankruptcy plan, the Plan Shares were issued pursuant to Section 1145 of the United States Bankruptcy Code. As a result of the VCAB Merger, the separate corporate existence of VCAB was terminated. The Company entered into the merger in order to increase its shareholder base in order to, among other things, assist it in satisfying the listing standards of a national securities exchange.

Effective October 1, 2019, the Company entered into an Agreement and Plan of Merger (the “TalaTek Merger”) pursuant to which TalaTek, LLC, a Virginia limited liability company has become its wholly-owned subsidiary. Under the TalaTek Merger, all issued and outstanding units representing membership interests in TalaTek were converted into an aggregate of 6,200,000 shares of the Company’s common stock.

On October 2, 2019, the Company filed a Form 10-12G (“Form 10”) with the Securities and Exchange Commission (“SEC”) to effect registration of its common stock, par value $0.00001, under the Exchange Act. The Registration Statement became effective on December 1, 2019.

Business Overview

The Company is a security consulting company that works with clients throughout the United States to create a continuously aware security culture. The Company does not sell cybersecurity products; it positions itself as a trusted cybersecurity advisor and is committed to delivering tailored security solutions to organizations of different sizes, across all geographies and industries to fit their budgetary needs and limit their cyber threat exposure.

NOTE 2 – LIQUIDITY

As of December 31, 2019, the Company had an accumulated deficit of approximately $1.5 million. Although the Company is showing positive revenues and gross profit trends the Company expects to incur further losses.

To date the Company has been funding operations primarily through the sale of equity in private placements and revenues generated by the Company’s services. From January 1, 2019 through December 31, 2019, the Company received approximately $2 million from private placements to accredited investors of the Company’s common stock.

Based on its current cash resources and commitments, the Company believes it will be able to maintain its current planned development activity and corresponding level of expenditure for at least 12 months from the date of the issuance of these consolidated financial statements, although no assurance can be given that it will not need additional funds prior to such time.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and wholly-owned subsidiaries GenResults and TalaTek. Intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transactions, revenue and expenses and disclosure of contingent liabilities at the date of the consolidated financial statements. The Company bases its estimates and assumptions on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ from these estimates which may cause the Company’s future results to be affected.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements. Significant estimates include the allowance for doubtful accounts, the estimation of the fair value of the Company’s common stock, the estimated fair value of intangible assets and goodwill, deferred tax asset and valuation allowance, assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Revenue

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which the Company adopted beginning on January 1, 2018, utilizing the modified retrospective method. The approach was applied to contracts that were in process as of January 1, 2018. The adoption of ASC Topic 606 did not have an impact on the Company’s reported revenue or contracts in process at January 1, 2018. The reported results for the years ended December 31, 2019 and 2018 reflect the application of ASC Topic 606.

The Company’s revenues are derived from two major types of services to clients including Managed Services and Consulting Services. With respect to Managed Services, the Company provides culture education and enablement, tools and technology provisioning, data and privacy and regulations and compliance. With respect to Consulting Services, the Company provides cybersecurity consulting, compliance auditing, vulnerability assessment and penetration testing.

Cerberus

Revenue Streams

The Company derives revenues for Chief Information Security Officer (“CISO”) as a Service from cybersecurity consulting services provided to customers. These consulting services consists of providing leadership and guidance regarding cybersecurity to a customer’s management team, and providing internal audit services under several compliance frameworks including, but not limited to, service organization 2, payment card industry data security standards, and Health Insurance Portability and Accountability Act (“HIPAA”) policies. The Company derives revenues for Gap and Risk Assessment services by providing vulnerability assessments and penetration testing for customers to identify potential areas of security risks as well as monitoring potential breaches. The Company derives revenues for Managed Security Services by offering upfront gap analyses of a customer’s existing cybersecurity practices.

Performance Obligations

The Company’s contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company has determined the performance obligations for the following services:

CISO as a Service: Management has determined that services provided under the CISO as a Service contains a single performance obligation. The Company recognizes revenue as earned. For internal audit services revenue is recognized at a point of time when the result of the audit is turned over to the customer. For those consulting services that require an upfront fee the Company recognizes the revenue ratably over the course of the contract.

Gap and Risk Assessment: Management considers these services to be time and materials with multiple performance obligations. Revenue is allocated based on the approved hours worked and rate stated in the individual Statements of Work for the project.

Managed Security Services: Management considers these services to be time and materials with multiple performance obligations. Revenue is recognized as invoices are generated and approved for distribution.

TalaTek

Revenue Streams

The Company derives revenues for Gap and Risk Assessment services by providing vulnerability assessments and penetration testing for customers to identify potential areas of security risks as well as monitoring potential breaches. The Company derives revenues for application sales by selling its mobile application to customers.

Performance Obligations

Gap and Risk Assessment: Management considers these services to be time and materials with multiple performance obligations. Revenue is allocated based on the approved hours worked and rate stated in the individual Statements of Work for the project.

Application Sales: Management has determined that the sale of its application contains a single performance obligation. The Company recognizes revenue as earned upon the download of the app by the customer.

Practical Expedients

As part of ASC 606, the Company has adopted several practical expedients including that the Company has determined that it need not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised service to the customer and when the customer pays for that service will be one year or less.

Disaggregated Revenues

Revenue consists of the following by service offering for the fiscal year ended December 31, 2019:

CISO as a Service	Gap and Risk Assessment	Managed Security Services	Application Sales	Total

$216,000	$1,483,672	$208,023	$235	$1,907,930

Revenue consists of the following by service offering for the fiscal year ended December 31, 2018:

CISO as a Service	Gap and Risk Assessment	Managed Security Services	Application Sales	Total

$517	$-	$641,089	$-	$641,606

Revenue consists of the following by sector for the fiscal year ended December 31, 2019:

Public	Private	Not-For-Profit	Total

$606,541	$1,016,553	$284,836	$1,907,930

Revenue consists of the following by sector for the fiscal year ended December 31, 2018:

Public	Private	Not-For-Profit	Total

$-	$626,556	$15,050	$641,606

Contract Modifications

There were no contract modifications during the years ended December 31, 2019 and 2018. Contract modifications are not routine in the performance of the Company’s contracts.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of December 31, 2019 and 2018, the Company’s allowance for doubtful accounts was $40,000 and $0, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using straight-line method over the estimated useful lives of the related assets, generally three years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Computer equipment costs for the Company are capitalized, as incurred, and depreciated on a straight-line basis over three years. TalaTek capitalizes all equipment costs over $5,000, as incurred, and depreciates these costs on a straight-line basis over three years.

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated. During the year ended December 31, 2019, the Company concluded that its intangible asset representing the first priority option to acquire software as a service product (“SaaS”) and related business it acquired as part of the TalaTek Merger was impaired and the Company recorded a loss on impairment of $100,000 on the statements of operations (See Notes 4 and 7).

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at year end, at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is considered not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be required. Otherwise, goodwill impairment is tested using a two-step approach.

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded (See Notes 4 and 7).

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $52,493 and $23,322 for the years ended December 31, 2019 and 2018, respectively, and are recorded in selling, general and administrative expenses on the statement of operations.

Fair Value Measurements

As defined in ASC 820, Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3:	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The significant unobservable inputs used in the fair value measurement for nonrecurring fair value measurements of long-lived assets include pricing models, discounted cash flow methodologies and similar techniques.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and accrued expenses, and other current liabilities approximate their fair values using level 3 inputs, based on the short-term maturity of these instruments. The carrying amount of the note payable approximates the estimated fair value for this financial instrument as management believes that such debt and interest payable on the note approximates the Company’s incremental borrowing rate. The long-lived assets (i.e. goodwill and intangible assets) were valued utilizing Level 3 inputs. Significant unobservable inputs used in fair value measurement of the intangible assets include projected revenues, gross profit and operating expenses, income tax rates, discount rates, royalty rates, and attrition rates.

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All vested outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, options have been excluded from the Company’s computation of net loss per common share for the year ended December 31, 2019.

	Years Ended
	December 31, 2019	December 31, 2018
		(unaudited – pro forma)
Numerator:
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$(1,354,368)	$239,124
Net income (loss) applicable to the Company	$(1,354,368)	$239,124
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares outstanding	93,080,426	70,000,000
Stock options	-	-
Denominator for diluted earnings (loss) per share – weighted average and assumed conversion	93,080,426	70,000,000
Net income (loss) per share:
Basic net income (loss) per share	$(0.01)	$0.00
Diluted net income (loss) per share	$(0.01)	$0.00

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	Year Ended December 31,
	2019	2018

Stock options	17,245,000	-
Total	17,245,000	-

Pro Forma Income Per Share (Unaudited)

A pro forma net income per common share has been disclosed for the year ended December 31, 2018 using the stock that was retroactively applied to the earliest periods presented after the reorganization. Pro forma basic and diluted net income per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, assuming the shares were applied retroactively.

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the statements of operations.

For stock options issued to employees and members of the board of directors for their services, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised. Due to the Company’s limited history and lack of public market for its common stock, the Company used the average of historical share prices of similar companies within its industry to calculate volatility for use in the Black-Scholes option pricing model.

Pursuant to ASU 2018-07 Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, the Company accounts for stock options issued to non-employees for their services in accordance with ASC 718. The Company uses valuation methods and assumptions to value the stock options that are in line with the process for valuing employee stock options noted above.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax assets will not be realized.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the consolidated statements of operations.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard was effective for the Company’s interim and annual periods beginning January 1, 2019 and was applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of ASU 2016 - 02 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In January 2017, FASB issued Accounting Standards Update (ASU) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated the calculation of implied goodwill fair value. Instead, companies will record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. This guidance simplifies the accounting as compared to prior GAAP. The guidance is effective for fiscal years beginning after December 15, 2019. The Company does not expect the implementation of this new pronouncement to have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This guidance simplifies the accounting for non-employee share-based payment transactions. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods and services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard is effective for fiscal years beginning after December 15, 2018. This standard, adopted as of January 1, 2019, had no material impact on the Company’s consolidated financial statements for the year ended December 31, 2019.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 – ACQUISITIONS

GenResults, LLC

On April 12, 2019, the Company entered into a Purchase and Sale of Limited Liability Company Interest Agreement (the “Agreement”) with David G. Jemmett and Jemmett Enterprises, LLC (collectively the “Seller”). Pursuant to the terms of the Agreement, 100% of the outstanding equity of GenResults was acquired by the Company and, as a result of the acquisition, GenResults became a wholly-owned subsidiary of the Company. Pursuant to the Agreement at the effective time of the acquisition, GenResults’ outstanding equity interests were exchanged for an aggregate of 1,000,000 shares of the Company’s common stock.

Immediately following the acquisition, the Company had 70,000,000 shares of common stock issued and outstanding. Due to the companies being under common control, the Company accounted for the acquisition as a reorganization and the 70,000,000 shares issued to the majority stockholder was given retroactive treatment to the beginning of each period presented. As such, the balance sheet as of December 31, 2018, and the statement of operations for the year ended December 31, 2018, and the operating activity through March 31, 2019, included in the statement of operations for the year ended December 31, 2019, is the financial activity of GenResults before the reorganization.

VCAB Six Corporation

On April 12, 2019, the Company consummated a transaction whereby VCAB Six Corporation (“VCAB”) merged with and into the Company. At the time of the merger VCAB was subject to a bankruptcy proceeding and had minimal assets, no equity owners and no liabilities, except for approximately 1,500 holders of Class 5 Allowed General Unsecured Claims and a holder of allowed administrative expenses (collectively, “Claim Holders”). Pursuant to the terms of the merger, and in accordance with the bankruptcy plan, the Company issued an aggregate of 2,000,000 shares of common stock (the “Plan Shares”) to the Claim Holders as full settlement and satisfaction of their respective claims. As provided in the bankruptcy plan, the Plan Shares were issued pursuant to Section 1145 of the United States Bankruptcy Code. As a result of the merger, the separate corporate existence of VCAB was terminated. The Company entered into the merger in order to increase its shareholder base and, among other things, assist it in satisfying the listing standards of a national securities exchange.

TalaTek, Inc. Acquisition

On September 23, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TalaTek, TalaTek Merger Sub (“Merger Sub”) and Baan Alsinawi, the sole member of TalaTek. Effective October 1, 2019, Cerberus consummated the Merger pursuant to its Merger Agreement with Merger Sub, TalaTek and Ms. Alsinawi. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into TalaTek. TalaTek is the surviving entity and, as a result of the Merger, became a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, at the effective time of the Merger, TalaTek’s outstanding membership units were exchanged for 6,200,000 shares of the Company’s common stock.

Immediately following the Merger, the Company had 104,325,000 shares of common stock issued and outstanding. The pre-Merger stockholders of the Company retained an aggregate of 98,125,000 shares, representing approximately 94% ownership of the post-Merger company. Therefore, upon consummation of the Merger, there was no change of control. The Merger has been treated as a business acquisition for financial accounting and reporting purposes.

The Company accounted for this transaction in accordance with the acquisition method of accounting for business combinations. Assets and liabilities of the acquired business were included in the consolidated balance sheet as of December 31, 2019, based on the respective estimated fair value on the date of acquisition as determined in a purchase price allocation using available information and making assumptions management believed are reasonable.

The Company obtained a third-party valuation on the fair value of the assets acquired and liabilities assumed for use in the purchase price allocation. It was determined that the selling price of the Company’s common stock was the most readily determinable measurement for calculating the fair value of the consideration.

During the period subsequent to the effective date of the Merger, TalaTek recorded revenue of $925,464 and a net loss of $106,923, as of December 31, 2019, and for the period from October 1, 2019 to December 31, 2019, respectively.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the transaction date:

Consideration paid	$2,480,000

Tangible assets acquired:
Cash	181,448
Accounts receivable, net	455,602
Other current assets and prepaid expenses	41,366
Total tangible assets	$678,416

Assumed liabilities:
Accounts payable	72,744
Accrued expenses	248,751
Total assumed liabilities	$321,495

Net tangible assets	$356,921

Intangible assets acquired: (a.)
Tradenames – trademarks (b.)	589,200
Customer base	206,000
Non-compete agreements	183,300
Intellectual Property/Technology	122,000
First priority option to acquire SaaS product	100,000
Total intangible assets acquired	$1,200,500

Net assets acquired	$1,557,421

Goodwill (c.) (d.)	$922,579

a. These intangible assets have a useful life of 5 to 15 years (See Note 7). The useful life of the intangible assets for amortization purposes was determined considering the period of expected cash flows generated by the assets used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors, including legal, regulatory, contractual, competitive, economic or other factors that may limit the useful life of intangible assets.

b. Management believes that the acquired tradenames/trademarks have an indefinite useful life. In accordance with applicable accounting standards, indefinite life intangibles are not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present.

c. Goodwill is the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present. Goodwill and intangibles are not deductible for tax purposes.

d. Goodwill represents expected synergies from the merger of operations and intangible assets that do not qualify for separate recognition. Cerberus and TalaTek are both cybersecurity service providers. The acquisition of TalaTek provided Cerberus entry into the competitive public sector and potential sales synergies resulting from Cerberus’ access to TalaTek’s current client-base to offer additional services. Goodwill also represents TalaTek’s assembled workforce which the Company has assigned a fair value of $435,368.

Unaudited Pro Forma Financial Information

Cerberus

The following unaudited pro forma information presents the consolidated results of operations of Cerberus and TalaTek’s as if the Merger consummated on October 1, 2019 had been consummated on January 1, 2018. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2019 Merger and does not include operational or other charges which might have been affected by the Company. The unaudited pro forma information for the year ended December 31, 2019 and 2018 presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

	Year Ended December 31, 2019	Year Ended December 31, 2018
	(unaudited)	(unaudited)
Net revenue	$4,714,299	$3,469,355
Net income (loss)	$(958,322)	$402,479

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	December 31, 2019	December 31, 2018

Prepaid expenses	$57,351	$-
Employee advances	7,150	-
Other current assets	5,776	-
Total other current assets	$70,277	$-

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2019	December 31, 2018

Computer equipment	$11,658	$-
	11,658	-
Less: accumulated depreciation	(758)	-
Property and equipment, net	$10,900	$-

Total depreciation expense for the years ended December 31, 2019 and 2018 was $758 and zero, respectively.

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

The Company completed an acquisition of TalaTek (See Note 4), which gave rise to goodwill of $922,579. At December 31, 2019, the Company performed a qualitative analysis on goodwill and due to the conclusion that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, management has determined that goodwill is not impaired.

The below table summarizes the changes in goodwill as of December 31, 2019:

Balance December 31, 2018	$-
Acquisition of goodwill (See Note 4)	922,579
Impairment	-
Ending balance, December 31, 2019	$922,579

The below table summarizes the identifiable intangible assets as of December 31, 2019 and 2018:

	Useful life	2019	2018
Tradenames – trademarks	Indefinite	$589,200	$-
Customer base	15 years	206,000	-
Non-compete agreements	5 years	183,300	-
Intellectual property/technology	10 years	122,000	-
First priority option to acquire SaaS product (the “SaaS Option”)		100,000	-
		1,200,500	-
Less accumulated amortization		(15,648)
Less impairment charge (2)		(100,000)	-
Total		$1,084,852	$-

(1)	These intangible assets were acquired in the acquisition of TalaTek (See Note 4).

(2)	The Company concluded that the carrying amount of the SaaS Option would not be recoverable and, as a result, fully impaired the asset.

The weighted average useful life remaining of identifiable intangible assets remaining is 10 years.

Amortization of identifiable intangible assets for the year ended December 31, 2019 was $15,648.

At December 31, 2019, the Company performed an impairment analysis on the SaaS Option intangible asset. The Company concluded that the carrying amount of the SaaS Option would not be recoverable due to the fact that the Company does not intend to develop the application software side of its business in the future. As a result, the Company recorded a loss on impairment of intangible asset of $100,000 on its statement of operations during the year ended December 31, 2019.

The below table summarizes the future amortization expense for the next five years:

December 31, 2019

2020	$62,593
2021	62,593
2022	62,593
2023	62,593
2024	53,428
Thereafter	191,852
$495,652

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	December 31, 2019	December 31, 2018

Accounts payable	$119,339	$14,000
Accrued payroll	274,508	-
Accrued expenses	63,931	-
Accrued interest – related party	11,122	-
	$468,900	$14,000

Note 9 - Related Party Transactions

Note Payable – Related Party

On December 31, 2018, the Company entered into an unsecured note payable with Jemmett Enterprises, LLC, an entity under common control of the Company’s majority stockholder, for a principal amount of $200,000. The note has a maturity date of June 30, 2020, and bears an interest rate of 6% per annum. During the year ended December 31, 2019, the Company made cash payments of $90,213. The outstanding principal balance of this loan is $109,787 and $200,000, as of December 31, 2019 and 2018, respectively. At December 31, 2019, the Company recorded $11,122 for both accrued interest and interest expense related to the note.

Stock Repurchase – Director

On September 1, 2019, the Company entered into a stock repurchase agreement with Mr. Alan Kierman, a founder of the Company. Pursuant to the stock repurchase agreement, the Company agreed to repurchase 6,000,000 shares of common stock from Mr. Kierman for $60 (par value of shares of common stock). Mr. Kierman retained 4,000,000 shares of common stock after the transaction. The Company accounted for the 6,000,000 shares as a capital contribution at its estimated fair value of $2,400,000.

Agreement with Eventus Consulting, P.C.

On November 8, 2019, the Company entered into financial consulting agreement with Eventus Consulting, P.C., an Arizona corporation, (“Eventus”), of which Neil Reithinger, Chief Financial Officer advisor to the Company, is the sole shareholder, pursuant to which Eventus is to provide financial and accounting consulting services to the Company. In consideration for Eventus’ services, the Company agreed to pay Eventus according to its standard hourly rate structure. The term of the agreement is perpetual unless otherwise terminated upon thirty days’ notice by either Eventus or the Company. As of December 31, 2019, Eventus was paid $6,500 and was owed $4,553 for accrued and unpaid services under the financial consulting agreement.

Note 10 - Stockholders’ Equity

Effect of GenResults Acquisition

Upon formation on the Company, 99 million shares of common stock were issued to the Company’s three board members, and 69 million shares of that common stock were issued to the sole member of GenResults. Effective April 1, 2019, the Company purchased GenResults in exchange for 1 million shares of common stock. The sole member of GenResults is the Company’s majority stockholder. As such, the acquisition was treated as a reorganization of GenResults and the 70 million shares issued to the majority stockholder were given retroactive treatment to the beginning of each period presented.

Equity Transactions During the Period

During the year ended December 31, 2019, the Company issued an aggregate of 30,600,000 shares of common stock with a range of fair values of $0.006 - $0.40 per share to three employees for services rendered in lieu of cash for compensation.

During the year ended December 31, 2019, the Company issued 5,112,500 shares of common stock with a fair value of $0.40 per share to investors for cash proceeds of $2,045,000.

During the year ended December 31, 2019, the Company issued 2,000,000 shares of common stock with a fair value of $0.006 per share as part of the VCAB acquisition (See Note 4).

During the year ended December 31, 2019, the Company issued 6,200,000 shares of common stock with a fair value of $0.40 per share as part of the TalaTek acquisition (See Note 4).

During the year ended December 31, 2019, the Company repurchased 6,000,000 shares of common stock from a founder.

See Note 11 for disclosure of additional equity related transactions.

Note 11 – StocK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation.

2019 Equity Incentive Plan

The Board of Directors approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) on June 6, 2019 and the stockholders of the Company holding a majority in interest of the outstanding voting common stock of the Company approved and adopted the 2019 Plan on June 6, 2019. The maximum number of shares of the Company’s common stock that may be issued under the Company’s 2019 Plan is 25,000,000 shares with a maximum term of ten years. The shares delivered under the 2019 Plan upon exercise shall be made available from (i) authorized but unissued shares of common stock, (ii) common stock held in treasury of the Company, or (iii) previously issued shares of common stock reacquired by the Company, including shares purchased on the open market.

Options

The Company granted 17,245,000 options during the year ended December 31, 2019. There were no options issued or vested during the year ended December 31, 2018.

The weighted average grant date fair value of options granted and vested during the year ended December 31, 2019 was $1,641,184 and $5,086, respectively. The weighted average non-vested grant date fair value of non-vested options was $1,636,098 at December 31, 2019.

Compensation-based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2018	-	$-
Granted	17,245,000	0.46
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2019	17,245,000	$0.46

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at December 31, 2019:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.38	3,000,000	4.62	$0.38	-
0.40	3,600,000	4.56	0.40	-
0.50	10,645,000	4.74	0.50	75,000
	17,245,000	4.69	$0.46	75,000

The compensation expense attributed to the issuance of the options is recognized ratably over the vesting period.

The employee stock option plan stock options are exercisable for five to ten years from the grant date and vest over various terms from the grant date to three years.

Total compensation expense related to the options was $396,951 for the year ended December 31, 2019. As of December 31, 2019, there was future compensation cost of $2,766,473 with a weighted average recognition period of 1.70 years.

The aggregate intrinsic value totaled $60,000 and was based on the Company’s closing stock price of $0.40 as of December 31, 2019, which would have been received by the option holders had all option holders exercised their options as of that date.

On April 1, 2019, the Company granted 200,000 options to a board member, with an exercise price of $0.40. The options vest at the two-year anniversary of the grant date. The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.01; strike price - $0.40; expected volatility – 74%; risk-free interest rate – 2.31%; dividend rate – 0%; and expected term –3.50 years.

On April 2, 2019, the Company granted 200,000 options to a board member, with an exercise price of $0.40. The options vest at the two-year anniversary of the grant date. The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.01; strike price - $0.40; expected volatility – 72%; risk-free interest rate – 2.28%; dividend rate – 0%; and expected term –3.50 years.

On April 3, 2019, the Company granted 200,000 options to a board member, with an exercise price of $0.40. The options vest at the two-year anniversary of the grant date. The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.01; strike price - $0.40; expected volatility – 73%; risk-free interest rate – 2.32%; dividend rate – 0%; and expected term –3.50 years.

On May 1, 2019, the Company granted an aggregate of 100,000 options to a member of its advisory board, with an exercise price of $0.50. The options vest at 50% on the one-year anniversary of the grant date and then monthly over the subsequent one-year period. The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.40; strike price - $0.50; expected volatility – 73%; risk-free interest rate – 2.31%; dividend rate – 0%; and expected term –3.25 years.

On May 14, 2019, the Company granted 100,000 options to a member of its advisory board, with an exercise price of $0.50. The options vest monthly over a two-year period. The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.40; strike price - $0.50; expected volatility – 73%; risk-free interest rate – 2.20%; dividend rate – 0%; and expected term –3.25 years.

On June 1, 2019, the Company granted an aggregate of 200,000 options to two members of its advisory board, with an exercise price of $0.50. The options vest at various times over a two-year period. The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.40; strike price - $0.50; expected volatility – 73%; risk-free interest rate – 1.93%; dividend rate – 0%; and expected term –3.25 years.

On June 12, 2019, the Company granted 100,000 options to a member of its advisory board, with an exercise price of $0.50. The options vest at 50% on the one-year anniversary of the grant date and then monthly over the subsequent one-year period. The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.40; strike price - $0.50; expected volatility – 73%; risk-free interest rate – 1.88%; dividend rate – 0%; and expected term –3.25 years.

On July 1, 2019, the Company granted 100,000 options to a member of its advisory board, with an exercise price of $0.50. The options vest at 50% on the one-year anniversary of the grant date and then monthly over the subsequent one-year period. The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.40; strike price - $0.50; expected volatility – 72%; risk-free interest rate – 1.79%; dividend rate – 0%; and expected term –3.25 years.

On August 15, 2019, the Company granted 11,500,000 options to various employees, with an exercise price of $0.38 to $0.40. The options vest at 33% or 50% on the one-year anniversary of the grant date and then monthly over the subsequent one- to two-year period. The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.40; strike price - $0.38 to $0.50; expected volatility – 72%; risk-free interest rate – 1.42%; dividend rate – 0%; and expected term – 3.33 to 3.49 years.

On September 30, 2019, the Company granted 2,045,000 options to various employees, with an exercise price of $0.40 per share. The options vest at 33% on the one-year anniversary of the grant date and then monthly over the subsequent two-year period. The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.40; strike price - $0.50; expected volatility – 73%; risk free interest rate – 1.51%; dividend rate – 0%; and expected term – 3.49 years.

On October 1, 2019, the Company granted 100,000 options to an employee, with an exercise price of $0.40 per share. The options vest at monthly over a two-year period. The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.40; strike price - $0.50; expected volatility – 73%; risk free interest rate – 1.51%; dividend rate – 0%; and expected term – 3.25 years.

On October 8, 2019, the Company granted an aggregate of 300,000 options to two employees, with an exercise price of $0.50. The options vest at 33% on the one-year anniversary of the grant date and then monthly over the subsequent two-year period. The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.40; strike price - $0.50; expected volatility – 72%; risk free interest rate – 1.36%; dividend rate – 0%; and expected term – 3.49 years.

On October 17, 2019, the Company granted 100,000 options to a member of its advisory board, with an exercise price of $0.50. The options vest at 50% on the one-year anniversary of the grant date and then monthly over the subsequent two-year period. The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.40; strike price - $0.50; expected volatility – 73%; risk free interest rate – 1.76%; dividend rate – 0%; and expected term – 5.88 years.

On December 16, 2019, the Company granted an aggregate of 2,000,000 options to two employees, with an exercise price of $0.50. The options vest at 33% on the one-year anniversary of the grant date and then monthly over the subsequent two-year period. The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.40; strike price - $0.50; expected volatility – 72%; risk free interest rate – 1.72%; dividend rate – 0%; and expected term – 3.49 years.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Compensatory Arrangements of Certain Officers

Employment Agreement with William Santos

On May 15, 2019, the Company entered into an Employment Agreement with William Santos (the “Santos Agreement”), pursuant to which he will serve as the Company’s Chief Operating Officer.

Under the terms of the Santos Agreement, Mr. Santos will earn an initial base salary of $185,000, which may be increased to $245,000 at such time as the Company achieves $20,000,000 of gross revenue in any calendar year. Mr. Santos’ base salary may be increased again to $300,000 at such time as the Company achieves $40,000,000 of gross revenue in any calendar year. In addition, Mr. Santos’ salary may be increased in accordance with the Company’s policies from time to time. He is entitled to receive annual bonuses in an amount up to 100% of his base salary, at the discretion of the Board of Directors and based on the recommendation by the Company’s Chief Executive Officer. Mr. Santos will also receive stock options, under the Company’s 2019 Plan, to purchase 3,000,000 shares of the Company’s common stock, with an exercise price equal to the fair market value of the Company’s common stock on the grant date. The stock options will vest at one-third on the one-year anniversary of the grant date and then in a series of twelve successive equal monthly installments, provided that Mr. Santos is employed by the Company on each such vesting date.

Employment Agreement with David Jemmett

On September 30, 2019, the Company entered into an Employment Agreement with David Jemmett (the “Jemmett Agreement”), pursuant to which he will serve as the Company’s Chief Executive Officer.

Under the terms of the Jemmett Agreement, Mr. Jemmett will earn an initial base salary of $225,000, which may be increased to $250,000 at such time the Company achieves a public listing and can satisfactorily budget the salary without risk to the financial stability of the Company. In addition, Mr. Jemmett’s salary may be increased in accordance with the Company’s policies from time to time. He is entitled to receive annual bonuses in an amount up to 100% of his base salary, at the discretion of the Board of Directors.

Leases

The Company leases office space in Scottsdale, Arizona. The lease is month to month and the base rent is $2,000 per month. Rent expense for the Scottsdale office was $19,689 for the year ending December 31, 2019. Either party may terminate the lease with 30 days’ notice.

The Company leases two work-share office spaces in Virginia. The leases are month to month and the base rent is $450 per month. Rent expense under these work-share leases was $2,366 for the year ending December 31, 2019.

Legal Claims

There are no material pending legal proceedings in which the Company or any of its subsidiaries is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of its voting securities, or security holder is a party adverse to us or has a material interest adverse to the Company.

NOTE 13 – LINE OF CREDIT

On July 29, 2019, TalaTek entered into a secured line of credit with SunTrust Bank (“SunTrust”) for $500,000. The line of credit bears interest at LIBOR plus 2.25%. The line of credit is an open-end revolving line of credit and may be terminated at any time by Suntrust without notice to TalaTek. At December 31, 2019, no amounts were drawn on the line of credit.

NOTE 14 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2019 and 2018, the Company had approximately $1,377,000 and $0, respectively, in excess of the FDIC insured limit.

Revenues

Three customers accounted for 80% of revenue for the year ended December 31, 2019, as set forth below :

Customer A	35%
Customer B	32%
Customer C	13%

Three customers accounted for 96% of revenue for the year ended December 31, 2018, as set forth below:

Customer A	48%
Customer B	33%
Customer C	15%

Accounts Receivable

Three customers accounted for 79% of the accounts receivable as of December 31, 2019, as set forth below:

Customer A	35%
Customer B	30%
Customer C	14%

One customer accounted for 100% of accounts receivable as of December 31, 2018.

Accounts Payable

One vendor accounted for 63% of the accounts payable as of December 31, 2019.

There was no concentration of accounts payable as of the year ended December 31, 2018.

NOTE 15 – INCOME TAXES

The Company identified their federal and Arizona and Virginia state tax returns as their “major” tax jurisdictions. The periods for income tax returns that are subject to examination for these jurisdictions is 2018 through 2019. The Company believes their income tax filing positions and deductions will be sustained on audit, and they do not anticipate any adjustments that would result in a material change to their financial position. Therefore, no liabilities for uncertain tax positions have been recorded.

At December 31, 2019, the Company had approximately $400,000 in net operating loss carry-forwards for federal and state income tax reporting purposes. As a result of the Tax Cuts Job Act 2017 (the Act), certain future carry-forwards do not expire. The Company has not performed a formal analysis, but believes its ability to use such net operating losses and tax credit carry-forwards in the future is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which will significantly impact its ability to realize these deferred tax assets.

The Company’s net deferred tax assets, liabilities and valuation allowance as of December 31, 2019 and 2018 are summarized as follows:

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$101,000	$-
Stock compensation expense	208,400	-
Accrued expenses	25,500	-
Allowance for doubtful accounts	10,100	-
Total deferred tax assets	345,000	-
Valuation allowance	(337,800)	-
Deferred tax assets after valuation allowance	$7,200	$-
Deferred tax liabilities:
Prepaid expenses/assets	$(7,200)	$-
Total deferred tax liabilities	(7,200)	-
Net deferred tax assets	$-	$-

We recorded a valuation allowance in the full amount of our net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. The valuation allowance increased $337,800 during the year ended December 31, 2019.

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Federal statutory blended income tax rates	(21)%	(-)%
State statutory income tax rate, net of federal benefit	(4)	(-)
Change in valuation allowance	25	-
Effective tax rate	-%	-%

As of the date of this filing, the Company has not filed its 2019 federal and state corporate income tax returns. The Company expects to file these documents as soon as practicable.

The Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21% and will require the Company to re-measure certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. The Company adopted the new rate as it relates to the calculations of deferred tax amounts as of March 5, 2019.

Pro Forma Income Taxes (Unaudited)

Effective April 1, 2019, GenResults merged into Cerberus. Consequently, its income will be subject to federal and state income taxes. Accordingly, a pro forma income tax provision has been disclosed as if the Company was a corporation for the latest fiscal periods presented prior to April 1, 2019. For the purposes of the pro forma tax provision we have applied a 26% combined federal and state income tax rate.

NOTE 16 – SUBSEQUENT EVENTS

On January 1, 2020, the Company granted options to purchase 720,000 shares of common stock, with an exercise price of $0.50 per share, to Neil Reithinger, a related party (See Note 9).

On January 3, 2020, the Company granted options to purchase an aggregate of 50,000 shares of common stock, with an exercise price of $0.50 per share, to an employee.

On January 16, 2020, the Company issued 120,000 shares of restricted common stock, with a fair value of $1.00 per share, to a consultant.

On January 29, 2020, the Board of Directors approved the issuance of options to purchase 1,000,000 shares of common stock, with an exercise price of $0.50 per share, to William Santos, the Company’s Chief Operating Officer.

On January 29, 2020, the Board of Directors approved the issuance of options to purchase an aggregate amount of 600,000 shares of common stock, with an exercise price of $0.50 per share, to the three non-executive members of the Board.

On February 13, 2020, the Company granted options to purchase 200,000 shares of common stock, with an exercise price of $0.50 per share, to an employee.

