Form 10-Q
period 2020-03-31
CERBERUS CYBER SENTINEL CORP
filed 2020-05-13
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-56059

CERBERUS CYBER SENTINEL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	83-4210278
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7333 E. Doubletree Suite, Suite D270 Scottsdale, Arizona	85258
(Address of Principal Executive Offices)	(Zip Code)

(480) 389-3444

(Registrant’s telephone number, including area code)

N/A

(Former address)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 13, 2020, there were 107,829,113 shares of the registrant’s common stock outstanding.

CERBERUS CYBER SENTINEL CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

CONDENSED Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$1,572,707	$1,876,645
Accounts receivable, net of allowances for doubtful accounts of $40,000	584,727	531,965
Prepaid expenses and other current assets	116,477	70,277
Total Current Assets	2,273,911	2,478,887

Property and equipment, net of accumulated depreciation of $1,729 and $758, respectively	9,929	10,900
Intangible assets, net of accumulated amortization of $31,296 and $15,648, respectively	1,069,204	1,084,852
Goodwill	922,579	922,579

Total Assets	$4,275,623	$4,497,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	611,020	468,900
Stock payable	10,000	-
Note payable - related party	109,787	109,787
Total Current Liabilities	730,807	578,687

Total Liabilities	730,807	578,687

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.00001 par value; 250,000,000 shares authorized; 108,262,500 and 113,912,500 shares issued and 108,262,500 and 107,912,500 outstanding at March 31, 2020 and December 31, 2019, respectively	1,083	1,139
Additional paid-in capital	5,836,387	7,770,902
Accumulated deficit	(2,292,654)	(1,453,510)
	3,544,816	6,318,531

Treasury stock	-	(2,400,000)
Total Stockholders’ Equity	3,544,816	3,918,531

Total Liabilities and Stockholders’ Equity	$4,275,623	$4,497,218

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION AND SUBSIDIARIES

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended
	March 31, 2020	March 31, 2019

Revenue:
CISO as a service	$-	$176,000
Gap and risk assessment	930,308	21,814
Managed security services	137,812	-
App sales	101	-
Total revenue	1,068,221	197,814

Cost of revenue:
Gap and risk assessment	90,234	-
Managed security services	18,970	43,663
Securitry operations center	25,613	-
Payroll and related	640,424	-
Total cost of revenue	775,241	43,663
Total gross profit	292,980	154,151

Operating expenses:
Professional fees	196,354	16,420
Advertising and marketing	27,862	3,189
Selling, general and administrative	580,198	32,385
Stock-based compensation	325,429	-
Total operating expenses	1,129,843	51,994

Income (loss) from operations	(836,863)	102,157

Other expense:
Interest expense, net	(2,281)	(3,015)

Total other expense	(2,281)	(3,015)

Income (loss) before provision for income taxes	(839,144)	99,142

Provision for income taxes	-	-

Net income (loss)	$(839,144)	$99,142

Net loss per common share - basic	$(0.01)
Net loss per common share - diluted	$(0.01)

Weighted average shares outstanding - basic	108,082,222
Weighted average shares outstanding - diluted	108,082,222

Pro Forma C Corporation Information, See Note 2
Income before taxes		$99,142
Income tax expense		25,777
Net income		$73,365
Net income per share attributable to common stockholders
Basic		$0.00
Diluted		$0.00
Weighted-average common shares outstanding
Basic		70,000,000
Diluted		70,000,000

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 FOR THE THREE MONTHS ENDED MARCH 31, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid-in	Retained Earnings/ Accumulated	Treasury
	Shares	Amount	Capital	( Deficit)	Stock	Total

Balance at January 1, 2019	70,000,000	$700	$9,990	$25,438	$-	$36,128

Distributions to member	-	-	-	(125,270)	-	(125,270)
Net income	-	-	-	99,142	-	99,142
Balance as of March 31, 2019	70,000,000	$700	$9,990	$(690)	$-	$10,000

Balance at January 1, 2020	107,912,500	$1,139	$7,770,902	$(1,453,510)	$(2,400,000)	$3,918,531

Stock based compensation	-	-	325,429	-	-	325,429
Common shares issued for cash	350,000	4	139,996	-	-	140,000
Return of treasury stock to authorized capital	-	(60)	(2,399,940)	-	2,400,000	-
Net loss	-	-	-	(839,144)	-	(839,144)
Balance as of March 31, 2020	108,262,500	$1,083	$5,836,387	$(2,292,654)	$-	$3,544,816

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION AND SUBSIDIARIES

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net Income (Loss)	$(839,144)	$99,142
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation - stock options	325,429	-
Depreciation and amortization	16,619	-
Issuance of common stock for services	10,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	(52,762)	176,000
Prepaid expenses and other current assets	(46,200)	(2,714)
Accounts payable and accrued expenses	142,120	57,430

Net cash provided by (used in) operating activities	(443,938)	329,858

Cash flows from financing activities:
Distributions to member	-	(125,270)
Proceeds from sale of common stock	140,000	-

Net cash provided by (used in) financing activities	140,000	(125,270)

Net increase (decrease) in cash and cash equivalents	(303,938)	204,588

Cash and cash equivalents - beginning of period	1,876,645	80,006

Cash and cash equivalents - end of period	$1,572,707	$284,594

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$5,882	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 30, 2020 AND 2019

(Unaudited)

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Corporate History

Cerberus Cyber Sentinel Corporation (“Cerberus Sentinel,” “Cerberus,” or the “Company”) was formed on March 5, 2019 as a Delaware corporation. The Company’s principal offices are located at 7333 E. Doubletree, Suite D270, Scottsdale, Arizona 85258.

On April 12, 2019, Cerberus acquired GenResults, LLC, an Arizona limited liability company (“GenResults”). GenResults was established on June 22, 2015. Prior to the Company’s acquisition of GenResults, GenResults was wholly-owned by an entity affiliated with David G. Jemmett, Cerberus’ Chief Executive Officer and a director of the Company. As of December 31, 2019, GenResults was a wholly-owned subsidiary of Cerberus. Due to the companies being under common control, the Company accounted for the acquisition as a reorganization (See Note 3).

Effective October 1, 2019, the Company entered into an Agreement and Plan of Merger (the “TalaTek Merger”) pursuant to which TalaTek, LLC, a Virginia limited liability company, has become its wholly-owned subsidiary. Under the TalaTek Merger, all issued and outstanding units representing membership interests in TalaTek were converted into an aggregate of 6,200,000 shares of the Company’s common stock.

Nature of the Business

Cerberus Sentinel is a security consulting company comprised of security professionals who work with clients to create a continuously aware security culture. We do not sell cybersecurity products. We position ourselves as a trusted cybersecurity advisor and are committed to delivering tailored security solutions to organizations of different sizes and across all geographies and industries to fit their budgetary needs and limit their cyber threat exposure.

We currently provide a multitude of cybersecurity services including managed security service, cybersecurity consulting, technology consulting, compliance auditing, vulnerability assessment, penetration testing, security remediation, Security Operations Center (“SOC”) set-up and consulting and cybersecurity training. We differentiate ourselves from our competitors by staying technology agnostic. We believe that many cybersecurity service providers in the market today are committed to a specific technology solution which limits their service scope and ability to quickly respond to any emerging cybersecurity challenges. In addition, as we continue to serve our clients within our existing capacities, we plan to continue making strategic acquisitions of small-to-medium-sized engineer-led cybersecurity service firms to continue to expand our service scope and geographical coverage. We believe that having a world-class technology team with multi-faceted expertise is key to providing technology agnostic solutions to our clients and maximizing their return on investment from information technology (“IT”) and cybersecurity spending.

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the liabilities in the normal course of business. At March 31, 2020, the Company had an accumulated deficit of approximately $2,293,000 and working capital surplus of approximately $1,543,000. For the three months ended March 31, 2020, the Company had a loss from operations of approximately $840,000 and negative cash flows from operations of approximately $444,000. Although the Company is showing positive revenues and gross profit trends the Company expects to incur further losses.

To date the Company has been funding operations primarily through the sale of equity in private placements and revenues generated by the Company’s services. During the three months ended March 3, 2020, the Company received approximately $140,000 from private placements to accredited investors of the Company’s common stock.

Based on its current cash resources and commitments, the Company believes it will be able to maintain its current planned development and corresponding level of expenditure for at least twelve months from the date of the issuance of these unaudited condensed consolidated financial statements, although no assurance can be given that it will not need additional funds prior to such time.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended March 31, 2020 and 2019 has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2020.

Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, GenResults and TalaTek. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Significant estimates include the allowance for doubtful accounts, the carrying value of intangible assets and goodwill, deferred tax asset and valuation allowance, assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected divided rate.

Revenue

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

Practical Expedients

The Company has adopted several practical expedients including that the Company has determined that it need not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised service to the client and when the client pays for that service will be one year or less.

Disaggregated Revenues

Revenue consists of the following by service offering for the three months ended March 31, 2020:

CISO as a Service	Gap and Risk Assessment	Managed Security Services	Application Sales	Total

$-	$930,308	$137,812	$101	$1,068,221

Revenue consists of the following by service offering for the three months ended March 31, 2019:

CISO as a Service	Gap and Risk Assessment	Managed Security Services	Application Sales	Total

$176,000	$21,814	$-	$-	$197,814

Revenue consists of the following by sector for the three months ended March 31, 2020:

Public	Private	Not-For-Profit	Total

$705,125	$363,096	$-	$1,068,221

Revenue consists of the following by sector for the three months ended March 31, 2019:

Public	Private	Not-For-Profit	Total

$-	$197,814	$-	$197,814

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of March 31, 2020 and December 31, 2019, the Company’s allowance for doubtful accounts was $40,000.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Computer equipment costs for the Company are capitalized, as incurred, and depreciated on a straight-line basis over three years. TalaTek capitalizes all equipment costs over $5,000, as incurred, and depreciates these costs on a straight-line basis over three years.

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. Finite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated. During the three months ended March 31, 2020, the Company did not record a loss on impairment.

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at year end, at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment at the reporting level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit (See Notes 3 and 6).

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $27,862 and $3,189 for the three months ended March 31, 2020 and 2019, respectively, and are recorded in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations.

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

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All vested outstanding options are considered potentially outstanding common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options have been excluded from the Company’s computation of net loss per common share for the three months ended March 31, 2020.

	Three Months Ended
	March 31, 2020	March 31, 2019
		(unaudited – pro forma)
Numerator:
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$(839,144)	$73,365
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares outstanding	108,082,222	70,000,000
Stock options	-	-
Denominator for diluted earnings (loss) per share – weighted average and assumed conversion	108,082,222	70,000,000
Net income (loss) per share:
Basic net income (loss) per share	$(0.01)	$0.00
Diluted net income (loss) per share	$(0.01)	$0.00

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	Three Months Ended
	March 31, 2020	March 31, 2019

Stock Options	19,615,000	-
Total	19,615,000	-

Pro Forma Income Per Share (Unaudited)

A pro forma net income per common share has been disclosed for the three months ended March 31, 2019 by retroactively applying the common stock issued as part of the reorganization to the earliest period presented. Pro forma basic and diluted net income per common share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, assuming the shares were applied retroactively.

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the statements of operations.

For stock options issued to employees and members of the board of directors for their services, the Company estimates the grant date fair value of each option using the Black-Scholes-Merton option pricing model. The use of the Black-Scholes-Merton option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised. Due to the Company’s limited history and lack of public market for its common stock, the Company used the average of historical share prices of similar companies within its industry to calculate volatility for use in the Black-Scholes-Merton option pricing model.

Pursuant to Accounting Standards Update (“ASU”) 2018-07 Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, the Company accounts for stock options issued to non-employees for their services in accordance with ASC 718. The Company uses valuation methods and assumptions to value the stock options that are in line with the process for valuing employee stock options noted above.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized. At March 31, 2020 and December 31, 2019, the Company’s net deferred tax asset has been fully reserved.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the unaudited condensed consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the unaudited condensed consolidated statements of operations.

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

Recently Issued Accounting Standards

In January 2017, FASB issued Accounting Standards Update (ASU) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated the calculation of implied goodwill fair value. Instead, companies will record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. This guidance simplifies the accounting as compared to prior GAAP. The guidance was effective for fiscal years beginning after December 15, 2019. The implementation of this new pronouncement did not have a material impact on its unaudited condensed consolidated financial statements.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 3 – ACQUISITIONS

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

Immediately following the acquisition, the Company had 70,000,000 shares of common stock issued and outstanding. Due to the companies being under common control, the Company accounted for the acquisition as a reorganization and the 70,000,000 shares issued to the majority stockholder was given retroactive treatment to the beginning of each period presented. As such, the statement of operations for the three months ended March 31, 2019, and the operating activity through March 31, 2019, is the financial activity of GenResults before the reorganization.

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

The Company accounted for this transaction in accordance with the acquisition method of accounting for business combinations. Assets and liabilities of the acquired business were included in the unaudited condensed consolidated balance sheet as of December 31, 2019, based on the respective estimated fair value on the date of acquisition as determined in a purchase price allocation using available information and making assumptions management believed are reasonable.

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

a. These intangible assets have a useful life of 5 to 15 years (See Note 6). The useful life of the intangible assets for amortization purposes was determined considering the period of expected cash flows generated by the assets used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors, including legal, regulatory, contractual, competitive, economic or other factors that may limit the useful life of intangible assets.

b. Management believes that the acquired tradenames/trademarks have an indefinite useful life. In accordance with applicable accounting standards, indefinite life intangibles are not amortized but instead are tested for impairment at least annually or more frequently if certain indicators are present.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma information presents the consolidated results of operations of Cerberus and TalaTek as if the Merger consummated on October 1, 2019 had been consummated on January 1, 2019. Such unaudited pro forma information is based on historical unaudited financial information and does not include operational or other charges which might have been affected by the Company following the Merger. The unaudited pro forma information for the three months ended March 31, 2019 presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Net revenue	$1,068,221	$1,012,304
Net income (loss)	$(839,144)	$111,072

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	March 31, 2020	December 31, 2019

Prepaid expenses	$86,478	$57,351
Employee advances	3,983	7,150
Other current assets	26,016	5,776
Total other current assets	$116,477	$70,277

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2020	December 31, 2019

Computer equipment	$11,658	$11,658
	11,658	11,658
Less: accumulated depreciation	(1,729)	(758)
Property and equipment, net	$9,929	$10,900

Total depreciation expense for the three months ended March 31, 2020 and 2019 was $971 and $0, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

The below table summarizes the changes in goodwill during the quarter ended March 31, 2020:

Balance December 31, 2019	$922,579
Acquisition of goodwill	-
Impairment	-
Ending balance, March 31, 2020	$922,579

The below table summarizes the identifiable intangible assets as of March 31, 2020 and December 31, 2019:

	Useful life	2020	2019
Tradenames – trademarks (1)	Indefinite	$589,200	$589,200
Customer base (1)	15 years	206,000	206,000
Non-compete agreements (1)	5 years	183,300	183,300
Intellectual property/technology (1)	10 years	122,000	122,000
First priority option to acquire SaaS product (the “SaaS Option”) (1)		-	100,000
		1,100,500	1,200,500
Less accumulated amortization		(31,296)	(15,648)
Less impairment charge (2)		-	(100,000)
Total		$1,069,204	$1,084,852

(1)	These intangible assets were acquired in the acquisition of TalaTek.

(2)	The Company concluded that the carrying amount of the SaaS Option would not be recoverable and, as a result, fully impaired the asset at December 31, 2019.

The weighted average useful life remaining of identifiable intangible assets remaining is 9.50 years.

Amortization of identifiable intangible assets for the three months ended March 31, 2020 was $15,648.

The below table summarizes the future amortization expense for the next five years and thereafter:

March 31, 2020

2020	$46,945
2021	62,593
2022	62,593
2023	62,593
2024	53,428
Thereafter	191,852
$480,004

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	March 31, 2020	December 31, 2019

Accounts payable	$166,996	$119,339
Accrued payroll	106,029	274,508
Accrued expenses	324,598	63,931
Accrued interest – related party	13,397	11,122
	$611,020	$468,900

Note 8 - Related Party Transactions

Note Payable – Related Party

On December 31, 2018, GenResults entered into an unsecured note payable with Jemmett Enterprises, LLC, an entity under common control of the Company’s majority stockholder, for a principal amount of $200,000. The note has a maturity date of June 30, 2020, and bears an interest rate of 6% per annum. The outstanding principal balance of this loan is $109,787, as of March 31, 2020 and December 31, 2019. At March 31, 2020 and December 31, 2019, the Company has recorded accrued interest of $13,397 and $11,122, respectively. The Company has recorded $2,275 and $3,015 for interest expense during the quarters ended March 31, 2020 and 2019, respectively, related to the note.

Stock Repurchase – Director

On September 1, 2019, the Company entered into a stock repurchase agreement with Mr. Alan Kierman, a founder of the Company. Pursuant to the stock repurchase agreement, the Company agreed to repurchase 6,000,000 shares of common stock from Mr. Kierman for $60 (par value of shares of common stock). Mr. Kierman retained 4,000,000 shares of common stock after the transaction. The Company accounted for the 6,000,000 shares as a capital contribution at its estimated fair value of $2,400,000. At March 31, 2020, the Company retired the shares and they are available for reissuance in the future.

Agreement with Eventus Consulting, P.C.

On November 8, 2019, the Company entered into a financial consulting agreement with Eventus Consulting, P.C., an Arizona corporation, (“Eventus”), of which Neil Reithinger, Chief Financial Officer advisor to the Company, is the sole shareholder, pursuant to which Eventus is to provide financial and accounting consulting services to the Company. In consideration for Eventus’ services, the Company agreed to pay Eventus according to its standard hourly rate structure. The term of the agreement is perpetual unless otherwise terminated upon thirty days’ notice by either Eventus or the Company. For the three months ended March 31, 2020, Eventus was paid $10,534 and was owed $40,316 for accrued and unpaid services under the financial consulting agreement.

On January 1, 2020, the Company issued Mr. Reithinger options to purchase 720,000 shares of the Company’s common stock at an exercise price of $0.50 per share (See Note 10).

Note 9 - Stockholders’ Equity

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

Equity Transactions During the Period

During the three months ended March 31, 2020, the Company issued an aggregate of 350,000 shares of common stock with a fair value of $0.40 per share to investors for cash proceeds of $140,000.

Stock Payable

On January 16, 2020, the Company entered into a consulting agreement, with Eskenzi PR Limited (“Eskenzi”). As per the agreement Eskenzi will provide various marketing and public relations services to the Company. The initial term of the agreement was for twelve months and automatically renews for an additional twelve months unless either the Company or Eskenzi provides written notice of termination in advance of at least three months.

Upon execution of the agreement the Company was to issue 120,000 shares of the Company’s restricted common stock, valued at $48,000 to Eskenzi. As of March 31, 2020, these shares had yet to be issued. As such, the Company recorded a stock payable in the amount of $10,000 representing the fair value of services performed during the three months ended March 31, 2020.

See Note 10 for disclosure of additional equity related transactions.

Note 10 – StocK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation.

2019 Equity Incentive Plan

The Board of Directors approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) on June 6, 2019 and the stockholders of the Company holding a majority of the outstanding shares of common stock of the Company approved and adopted the 2019 Plan on June 6, 2019. The maximum number of shares of the Company’s common stock that may be issued under the Company’s 2019 Plan is 25,000,000 shares with a maximum term of ten years. The shares delivered under the 2019 Plan upon exercise shall be made available from (i) authorized but unissued shares of common stock, (ii) common stock held in treasury of the Company, or (iii) previously issued shares of common stock reacquired by the Company, including shares purchased on the open market.

Options

The Company granted 2,570,000 options during the three months ended March 31, 2020.

The Company did not grant options during the three months ended March 31, 2019.

The weighted average grant date fair value of options vested during the three months ended March 31, 2020 was $140,235 and $10,266, respectively. The weighted average non-vested grant date fair value of non-vested options was $1,766,067 at March 31, 2020.

Compensation-based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2019	17,245,000	$0.46
Granted	2,570,000	0.50
Exercised	-	-
Expired or cancelled	(200,000)	0.50
Outstanding at March 31, 2020	19,615,000	$0.46

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at March 31, 2020:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.38	3,000,000	4.37	$0.38	-
0.40	3,600,000	4.31	0.40	-
0.50	13,015,000	4.83	0.50	172,500
	19,615,000	4.67	$0.46	172,500

The compensation expense attributed to the issuance of the options is recognized ratably over the vesting period.

Options granted under the 2019 Plan are exercisable for five to ten years from the grant date and generally vest over three years from the grant date.

Total compensation expense related to the options was $325,429 for the three months ended March 31, 2020. As of March 31, 2020, there was future compensation cost of $2,901,339 with a weighted average recognition period of 1.72 years.

The aggregate intrinsic value totaled $60,000 and was based on the Company’s closing stock price of $0.40 as of March 31, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.

On January 1, 2020, the Company granted options to purchase 720,000 shares of the Company’s common stock to Mr. Reithinger, with an exercise price of $0.50 per share. The options vest monthly over a three-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $0.40; strike price - $0.50; expected volatility – 72%; risk free interest rate – 1.67%; dividend rate – 0%; and expected term – 5.75 years.

On January 1, 2020, the Company granted options to purchase 50,000 shares of the Company’s common stock to an employee, with an exercise price of $0.50 per share. The options for 33% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent two-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $0.40; strike price - $0.50; expected volatility – 72%; risk free interest rate – 1.59%; dividend rate – 0%; and expected term – 3.49 years.

On January 29, 2020, the Company granted options to purchase 1,000,000 shares of the Company’s common stock to William Santos, Chief Operating Officer, with an exercise price of $0.50 per share. The options for 33% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent two-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $0.40; strike price - $0.50; expected volatility – 72%; risk free interest rate – 1.41%; dividend rate – 0%; and expected term – 3.49 years.

On January 29, 2020, the board of directors approved the issuance of options to purchase an aggregate of 600,000 shares of the Company’s common stock to three members of the board, with an exercise price of $0.50 per share. The options for 50% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent one-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $0.40; strike price - $0.50; expected volatility – 72%; risk free interest rate – 1.41%; dividend rate – 0%; and expected term – 3.25 years.

On February 13, 2020, the Company granted 200,000 options to an employee, with an exercise price of $0.50 per share. The options for 33% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent two-year period. The Company terminated the employee in March 2020 and, as a result, no stock-based compensation was recorded relating to these options.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Compensatory Arrangements of Certain Officers

Employment Agreement with William Santos

On May 15, 2019, the Company entered into an Employment Agreement with William Santos (the “Santos Agreement”), pursuant to which he serves as the Company’s Chief Operating Officer.

Under the terms of the Santos Agreement, Mr. Santos will earn an initial base salary of $185,000, which may be increased to $245,000 at such time as the Company achieves $20,000,000 of gross revenue in any calendar year. Mr. Santos’ base salary may be increased again to $300,000 at such time as the Company achieves $40,000,000 of gross revenue in any calendar year. In addition, Mr. Santos’ salary may be increased in accordance with the Company’s policies from time to time. He is entitled to receive annual bonuses in an amount up to 100% of his base salary, at the discretion of the Board of Directors and based on the recommendation by the Company’s Chief Executive Officer. Mr. Santos will also receive stock options, under the Company’s 2019 Plan, to purchase 3,000,000 shares of the Company’s common stock, with an exercise price equal to the fair market value of the Company’s common stock on the grant date. The stock options will vest at one-third on the one-year anniversary of the grant date and then in a series of twelve successive equal monthly installments, provided that Mr. Santos is employed by the Company on each such vesting date. As of March 31, 2020, 1,000,000 of these options have been granted.

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

Leases

The Company leases office space in Scottsdale, Arizona. The lease is month to month and the base rent is $2,209 per month. Rent expense for the Scottsdale office was $6,626 for the three months ending March 31, 2020. Either party may terminate the lease with 30 days’ notice.

The Company leases a work-share office space in Virginia. The lease is month to month and the base rent is $400 per month. Rent expense under this work-share lease was $1,206 for the three months ending March 31, 2020.

Legal Claims

There are no material pending legal proceedings in which the Company or any of its subsidiaries is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of its voting securities, or security holder is a party adverse to us or has a material interest adverse to the Company.

NOTE 12 – LINE OF CREDIT

On July 29, 2019, TalaTek entered into a secured line of credit with SunTrust Bank (“SunTrust”) for $500,000. The line of credit bears interest at LIBOR plus 2.25%. The line of credit is an open-end revolving line of credit and may be terminated at any time by SunTrust without notice to TalaTek. At March 31, 2020, no amounts were drawn on the line of credit.

NOTE 13 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2020 and December 31, 2019, the Company had approximately $1,073,000 and $1,377,000, respectively, in excess of the FDIC insured limit.

Revenues

Two clients accounted for 92% of revenue for the three months ended March 31, 2020, as set forth below:

Client A	65%
Client B	27%

One client accounted for 100% of revenue for the three months ended March 31, 2019.

Accounts Receivable

Two clients accounted for 83% of the accounts receivable as of March 31, 2020, as set forth below:

Client A	45%
Client B	38%

There was no concentration of accounts receivable as of March 31, 2019.

Accounts Payable

One vendor, a related party, accounted for 25% of the accounts payable as of March 31, 2020.

There was no concentration of accounts payable as of March 31, 2019.

NOTE 15 – SUBSEQUENT EVENTS

On April 17, 2020, under the U.S. Small Business Administration’s Payroll Protection Program, the Company entered into a note payable with a financial institution for $530,000 at an interest rate of 1% per annum and a maturity date of April 17, 2022. Pursuant to the note, principal and interest payments are deferred for six months. The note requires the Company to make monthly payments of $29,678 starting on November 10, 2020. All remaining principal and interest is due and payable at the maturity date. At any time during the term of the note, the note holder may call the remaining amounts owed in full.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2020, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

●	our ability to achieve and sustain profitability of the existing lines of business through expansion;
●	our ability to raise sufficient capital to acquire world-class engineer-owned cybersecurity companies;
●	our ability to attract and retain world-class cybersecurity talent;
●	our ability to identify potential acquisition targets within predetermined parameters;
●	our ability to successfully execute acquisitions, integrate the acquired businesses and create synergies as a nationwide cybersecurity consolidator;
●	our ability to attract and retain key technology or management personnel and to expand our management team;
●	the accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing;
●	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as the recent outbreak of COVID-19, or the novel coronavirus);
●	our ability to attract and retain clients; and
●	our ability to navigate through the increasingly complex cybersecurity regulatory environment.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes in the future operating results over time, except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Cerberus Cyber Sentinel Corporation, a Delaware corporation, and its wholly-owned subsidiaries: GenResults, LLC, an Arizona limited liability company (“GenResults”), and TalaTek, LLC, a Virginia limited liability company (“TalaTek”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

On April 12, 2019, we consummated a transaction whereby VCAB Six Corporation, a Texas corporation, (“VCAB”) merged with and into us (the “VCAB Merger”). At the time of the VCAB Merger, VCAB was subject to a bankruptcy proceeding and had minimal assets, no equity owners and no liabilities, except for approximately 1,500 holders of Class 5 Allowed General Unsecured Claims and a holder of allowed administrative expenses (collectively the “Claim Holders”). Pursuant to the terms of the VCAB Merger, and in accordance with the bankruptcy plan, we issued an aggregate of 2,000,000 shares of our common stock (the “Plan Shares”) to the Claim Holders as full settlement and satisfaction of their respective claims. As provided in the bankruptcy plan, the Plan Shares were issued pursuant to Section 1145 of the United States Bankruptcy Code. As a result of the VCAB Merger, the separate corporate existence of VCAB was terminated. We entered into the merger in order to increase our shareholder base and in order to, among other things, assist us in satisfying the listing standards of a national securities exchange.

Effective as of October 1, 2019, we entered into an Agreement and Plan of Merger (the “TalaTek Merger”) pursuant to which TalaTek, LLC, a Virginia limited liability company has become our wholly owned subsidiary. Under the TalaTek Merger, all issued and outstanding units representing membership interests in TalaTek were converted into an aggregate of 6,200,000 shares of our common stock.

On October 2, 2019, we filed a Registration Statement on Form 10-12G (the “Registration Statement”) with the SEC to effect registration of our common stock, par value $0.00001, under the Exchange Act. The Registration Statement became effective on December 1, 2019.

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

We currently provide a multitude of cybersecurity services including managed security service, cybersecurity consulting, technology consulting, compliance auditing, vulnerability assessment, penetration testing, security remediation, Security Operations Center (“SOC”) set-up and consulting and cybersecurity training. We differentiate ourselves from competitors by staying technology agnostic. We believe that many cybersecurity service providers in the market today are committed to a specific technology solution which limits their service scope and ability to quickly respond to any emerging cybersecurity challenges. In addition, as we continue to serve our clients within our existing capacities, we plan to continue making strategic acquisitions of small-to-medium-sized engineer-led cybersecurity service businesses to continue to expand our service scope and geographical coverage. We believe that having a world-class technology team with multi-faceted expertise is key to providing technology agnostic solutions to our clients and maximizing their return on investment from information technology (“IT”) and cybersecurity spending.

Service Offering

We currently offer two major types of services to clients including Managed Services and Consulting Services.

Managed Services

Our Managed Services focus on a holistic approach to cybersecurity based on an upfront gap analysis of our client’s existing cybersecurity practices. We offer multiple modules in the service portfolio including the following:

●	CISO-as-a-service: Corporations are in need of cybersecurity services but do not have the capital resources or knowledgebase to hire a Chief Information Security Officer (“CISO”). We offer this service to companies on an ongoing consulting basis as a resource to augment their management team. CISO-as-a-service includes road mapping the future state for the client and providing our knowledgeable and expertise to help them achieve their security needs.
●	Culture education and enablement module: This targets the root cause for 75% of cyber breach events by starting with a culture of security-forward thinking;
●	Tools and technology provisioning module: We provide technology-agnostic solutions catering to a client’s existing products and enhances the cyber defense system by making carefully selected additions without bias and to fit their financial profile;
●	Data and privacy module: This ensures that a client’s data security and privacy are properly managed to alleviate risks of data loss and breach; and
●	Regulations and compliance module: We evaluate a client’s policies and procedures and implement the appropriate compliance framework based on the latest industry regulations and obligations.

Consulting Services

Our consulting services includes a wide array of tailored solutions for organizations of all sizes. Our in-depth industry expertise allows us to act as the trusted advisor of our clients to help them lower their risk profile, minimize cost impact to organizations and meet regulatory compliance demands. We specialize in:

●	Cybersecurity consulting: Bringing the culture of cybersecurity to client’s leadership team and penetrating throughout the organization is a critical first step of building any cybersecurity system. Through our consulting service, we dive in both at the cultural and technical aspects of cybersecurity within the organization. We help our clients build effective policies and best practices, design or enhance a cybersecurity system and train the executive management team so that the culture at the top is set to facilitate diligent implementation of cybersecurity awareness.

●	Compliance auditing: We provide auditing services under several compliance frameworks as follows:

○	Service Organization 2 (“SOC 2”) – This is an auditing procedure that focuses on a business’ non-financial reporting controls related to security, availability, processing, integrity, confidentiality, and privacy of a system;
○	Payment Card Industry Data Security Standard (“PCI DSS”) – This is a standard administered by the Payment Card Industry Security Standards Council;
○	Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and The Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) – These are laws regulated by the Department of Health and Human Services (“HHS”) to secure the privacy and confidentiality of protected health information (“PHI”);
○	HITRUST CSF – This is a comprehensive security framework (“CSF”) developed by the Health Information Trust Alliance (“HITRUST”) in collaboration with healthcare, technology and information security leaders, to create, access, store and exchange sensitive and/or regulated data; and
○	The National Institute of Standards and Technology (“NIST”) – This is formally known as a National Bureau of Standards, which is a federal agency that promotes and maintains measurement standards while encouraging and assisting industry and science to develop and use these standards.

●	Gap and risk assessment: We perform security risk gap analysis and advanced threat intelligence and analytics to identify potential areas of security risk and monitor potential breaches on a frequent basis. Evaluating all aspects of the business from executive management, finance, legal, human resources, compliance, operations and then IT. This is to ensure the organization has a holistic understanding of their company’s security posture.

●	Penetration testing: We offer network and application level penetration testing performed through industry tools and verified by certified security experts. At the network level, we conduct network scans for clients at pre-defined intervals based on their preference. Subsequent automatic scans are performed at the same IP address. We also make further attempts to exploit any vulnerability found by the network scan to eliminate false positives. At the application level, we utilize techniques such as parameter tampering, cookie poisoning, session hijacking, user privilege escalation, credential manipulation, forceful browsing, backdoors and debug options, configuration subversion, input validation bypass, SQL injection, and cross-site scripting to assess the application for known vulnerabilities.

●	SOC services: We offer SOC-as-a-service, which is a subscription-based service that manages and monitors client’s logs, devices, clouds, network and assets for possible cyber threats. This service provides the clients with the knowledge and skills necessary to combat cybersecurity threats.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Our financial results for the three months ended March 31, 2020 are summarized as follows in comparison to the three months ended March 31, 2019:

For the Three Months Ended March 31, 2020

	Cerberus	TalaTek	Total
Revenue	$347,716	$720,505	$1,068,221
Cost of revenue	234,807	540,434	775,241
Gross profit	112,909	180,071	292,980

Operating expenses	834,883	294,960	1,129,843
Operating loss	(721,974)	(114,889)	(836,863)
Other income (expense)	(2,319)	38	(2,281)
Loss before income taxes	$(724,293)	$(114,851)	$(839,144)

For the Three Months Ended March 31, 2019

	Cerberus	TalaTek	Total
Revenue	$197,814	$-	$197,814
Cost of revenue	43,663	-	43,663
Gross profit	154,151	-	154,151

Operating expenses	51,994	-	51,994
Operating income	102,157	-	102,157
Other expense	(3,015)	-	(3,015)
Income before income taxes	$99,142	$-	$99,142

Variance

	Cerberus	TalaTek	Total
Revenue	$149,902	$720,505	$870,407
Cost of revenue	191,144	540,434	731,578
Gross profit (loss)	(41,242)	180,071	138,829

Operating expenses	782,889	294,960	1,077,849
Operating loss	(824,131)	(114,889)	(939,020)
Other expense	696	38	734
Loss before income taxes	$(823,435)	$(114,889)	$(938,324)

Revenues

For the Three Months Ended March 31, 2020

	Cerberus	TalaTek	Total
CISO-as-a-service	$-	$-	$-
Gap and risk assessment	209,904	720,404	930,308
Managed security services	137,812	-	137,812
Application sales	-	101	101
Total revenue	$347,716	$720,505	$1,068,221

For the Three Months Ended March 31, 2019

	Cerberus	TalaTek	Total
CISO-as-a-service	$176,000	$-	$176,000
Gap and risk assessment	21,814	-	21,814
Managed security services	-	-	-
Application sales	-	-	-
Total revenue	$197,814	$-	$197,814

Variance

	Cerberus	TalaTek	Total
CISO-as-a-service	$(176,000)	$-	$(176,000)
Gap and risk assessment	188,090	720,404	908,494
Managed security services	137,812	-	137,812
Application sales	-	101	101
Total revenue	$149,902	$720,505	$870,407

Revenues increased for Cerberus by $149,902, or 76%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, as a result of the Company having a full year of the gap and risk assessment which was introduced during the first quarter of 2019, and managed security services revenue streams.

Revenues increased for TalaTek by $720,505, or 100%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, as a result of the acquisition, which was consummated on October 1, 2019. Approximately $720,000 is attributable to TalaTek’s gap and risk assessment services.

Expenses

Cost of Revenues

For the Three Months Ended March 31, 2020

	Cerberus	TalaTek	Total
Gap and risk assessment	$873	$89,361	$90,234
Managed security services	18,970	-	18,970
Security operations center	25,613	-	25,613
Payroll and related	189,351	451,073	640,424
Total cost of revenues	$234,807	$540,434	$775,241

For the Three Months Ended March 31, 2019

	Cerberus	TalaTek	Total
Gap and risk assessment	$-	$-	$-
Managed security services	43,663	-	43,663
Security operations center	-	-	-
Payroll and related	-	-	-
Total cost of revenues	$43,663	$-	$43,663

Variance

	Cerberus	TalaTek	Total
Gap and risk assessment	$873	$89,361	$90,234
Managed security services	(24,693)	-	(24,693)
Security operations center	25,613	-	25,613
Payroll and related	189,351	451,073	640,424
Total cost of revenues	$191,144	$540,434	$731,578

Cost of revenues increased for Cerberus by $191,144, or 438%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, and was primarily the result of an increase in payroll related costs of $189,351 due to an increase in employee and contractual labor after the reorganization.

Cost of revenues increased for TalaTek by $540,434, or 100%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, as a result of the acquisition, which was consummated on October 1, 2019. Approximately, $451,000 is attributable to TalaTek’s payroll and related services.

Operating Expenses

For the Three Months Ended March 31, 2020

	Cerberus	TalaTek	Total
Professional fees	$195,251	$1,103	$196,354
Advertising and marketing	5,438	22,424	27,862
Selling, general and administrative	308,765	271,433	580,198
Stock-based compensation	325,429	-	325,429
Total operating expenses	$834,883	$294,960	$1,129,843

For the Three Months Ended March 31, 2019

	Cerberus	TalaTek	Total
Professional fees	$16,420	$-	$16,420
Advertising and marketing	3,189	-	3,189
Selling, general and administrative	32,385	-	32,385
Stock-based compensation	-	-	-
Total operating expenses	$51,994	$-	$51,994

Variance

	Cerberus	TalaTek	Total
Professional fees	$178,831	$1,103	$179,934
Advertising and marketing	2,249	22,424	24,673
Selling, general and administrative	276,380	271,433	547,813
Stock-based compensation	325,429	-	325,429
Total operating expenses	$782,889	$294,960	$1,077,849

Operating expenses increased for Cerberus by $782,889 or 1,506%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily as a result of (i) an increase of $178,831 in professional fees due to auditing and accounting consulting fees, (ii) an increase in selling, general and administrative fees of $276,380 due primarily to an increase of $221,631 in payroll and related benefits as a result of the increase in employees after the reorganization, and (ii) an increase in stock-based compensation of $325,429.

Operating expenses increased for TalaTek by $294,960, or 100%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, as a result of the acquisition, which was consummated on October 1, 2019. Approximately $178,000 is attributable to TalaTek’s administrative payroll and benefits.

Pro Forma Results of Operations

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

The following unaudited pro forma information presents the financial results of operations of TalaTek for the three months ended March 31, 2020 and 2019. It is presented below for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

	For the Three Months Ended
	2020	2019	Variance
	(unaudited)	(unaudited)	(unaudited)
Revenue	$720,505	$814,490	$(93,985)
Cost of revenue	540,434	562,523	(22,089)
Gross profit	180,071	251,967	(71,896)
Operating expenses	294,960	237,956	57,004
Operating income (loss)	(114,889)	14,011	(128,900)
Other income (expense)	38	(2,082)	2,120
Income before income taxes	$(114,851)	$11,929	$(126,780)

Revenues decreased for TalaTek by $93,985, or 12%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, as a result of three projects being completed during or prior to the current period that were ongoing during the three months ended March 31, 2019.

Cost of revenues stayed relatively consistent and decreased for TalaTek by $22,089, or 4%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, as a result of a decrease of approximately $23,000 in costs charged by a specific vendor.

Operating expenses increased for TalaTek by $57,004, or 24%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily as a result an increase in accrued bonuses during the current period of approximately $75,000.

Working Capital Surplus

Our working capital surplus as of March 31, 2020, in comparison to our working capital surplus as of December 31, 2019, can be summarized as follows:

	As of
	March 31, 2020	December 31, 2019
Current assets	$2,273,911	$2,478,887
Current liabilities	730,807	578,687
Working capital surplus	$1,543,104	$1,900,200

The decrease in current assets is primarily due to a decrease in cash and cash equivalents of $303,938 which is partially offset by increases in accounts receivable and prepaid expenses and other current assets of $52,762 and $46,200, respectively. The increase in current liabilities is primarily due to an increase in accounts payable and accrued expenses of $142,120.

Cash Flows

Our cash flows for the three months ended March 31, 2020, in comparison to our cash flows for the three months ended March 31, 2019, can be summarized as follows:

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$(443,938)	$329,858
Net cash provided by investing activities	-	-
Net cash provided by (used in) financing activities	140,000	(125,270)
Increase (decrease) in cash	$(303,938)	$204,588

Operating Activities

Net cash used in operating activities was $443,938 for the three months ended March 31, 2020 and was primarily due to the net loss of $839,144, partially offset by non-cash expenses of approximately $325,000 related to stock based compensation and an increase in accounts payable and accrued expenses of approximately $142,000.

Net cash provided by operating activities was $329,858 for the three months ended March 31, 2019, primarily due to net income of $99,412, a decrease in accounts receivable of $176,000 and an increase in accounts payable and accrued expenses of $57,430.

Investing Activities

There were no investing activities for the three months ended March 31, 2020 and 2019.

Financing Activities

For the three months ended March 31, 2020, net cash provided by financing activities was $140,000, which was due to cash received for the sale of the Company’s common stock.

For the three months ended March 31, 2019, net cash used in financing activities was $125,270, which was attributable to distributions to members prior to the reorganization.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Significant Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended March 31, 2020, and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020.

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

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at year end, at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment at the reporting level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.

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

Revenue Recognition

The Company’s agreements with its clients are primarily service contracts that range in duration from a few months to one year. The Company recognizes revenue when control of these services is transferred to the client for an amount, referred to as the transaction price, which reflects the consideration to which the Company is expected to be entitled in exchange for those goods or services.

A contract with a client exists only when:

●	the parties to the contract have approved it and are committed to perform their respective obligations;
●	the Company can identify each party’s rights regarding the distinct services to be transferred (“performance obligations”);
●	the Company can determine the transaction price for the services to be transferred; and
●	the contract has commercial substance and it is probable that the Company will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the client.

For the majority of its contracts, the Company receives non-refundable upfront payments. The Company does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between the time of transfer of the promised goods or services to the client and the time the client pays for these goods or services to be generally one year or less. The Company’s credit terms to clients generally average thirty days, although in some cases there are payments required in 15 days.

The Company does not disclose the value of unsatisfied performance obligations for contracts with original expected duration of one year or less.

Disaggregation of Revenue

The following tables disaggregate the Company’s revenues by major revenue streams:

Revenue consists of the following by service offering for the three months ended March 31, 2020:

CISO as a Service	Gap and Risk Assessment	Managed Security Services	Application Sales	Total

$-	$930,308	$137,812	$101	$1,068,221

Revenue consists of the following by service offering for the three months ended March 31, 2019:

CISO as a Service	Gap and Risk Assessment	Managed Security Services	Application Sales	Total

$176,000	$21,814	$-	$-	$197,814

The following tables disaggregate the Company’s revenues by major sector:

Revenue consists of the following by sector for the three months ended March 31, 2020:

Public	Private	Not-For-Profit	Total

$705,125	$363,096	$-	$1,068,221

Revenue consists of the following by sector for the three months ended March 31, 2020:

Public	Private	Not-For-Profit	Total

$-	$197,814	$-	$197,814

Nature of Revenue Streams

The Company has four main revenue streams: Chief Information Security Officer (“CISO”) as a Service, Gap and Risk Assessment services, Managed Security Services, and Application Sales.

CISO-as-a-Service

Contracts for CISO-as-a-Service contain a single performance obligation. The Company recognizes revenue as earned. For internal audit services revenue is recognized at a point of time when the result of the audit is turned over to the client. For those consulting services that require an upfront fee the Company recognizes the revenue ratably over the course of the contract.

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

Application Sales

Contracts for application sales contain a single performance obligation. The Company recognizes revenue as earned upon the download of the app by the client.

Practical Expedients

The Company has adopted several practical expedients including the Company’s determination that it need not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised service to the client and when the client pays for that service will be one year or less.

Reimbursed Expenses

The Company includes reimbursed expenses in revenues and costs of revenue as the Company is primarily responsible for fulfilling the promise to provide the specified service, including the integration of the related services into a combined output to the client, which are inseparable from the integrated service. These costs include such items as consumables, transportation and travel expenses, over which the Company has discretion in establishing prices.

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

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements herein for the quarter ended March 31, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weakness(es) in internal control over financial reporting disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020, in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks. In addition:

A pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere may adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or elsewhere, our business may be adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of March 2020, has spread to over 100 countries, including the United States. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Employers (including us) are also required to prepare and increase, as much as possible, the capacity and arrangement for employees to work remotely. In addition, on March 11, 2020, the President of the United States issued a proclamation to restrict travel to the United States from foreign nationals who have recently been in certain European countries. We are still assessing the effect on our business, from the spread of COVID-19 and the actions implemented by the government of the United States and elsewhere across the globe.

The spread of an infectious disease, including COVID-19, may also result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. The extent to which COVID-19 impacts our business, and the business of our clients, will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As our business plan and strategies develop, we must add additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining, and motivating additional personnel;
●	managing our internal development efforts effectively, including those of our current and future acquirees, while complying with our contractual obligations to contractors and other third parties; and
●	improving our operational, financial and management controls, reporting systems, and procedures.

Our future financial performance will depend, in part, on our ability to effectively manage any future growth, which might be impacted by the COVID-19 outbreak, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. This lack of long-term experience working together may adversely impact our senior management team’s ability to effectively manage our business and growth.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. There can be no assurance that the services of these independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, we may not be able to advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, if at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further scale our business or effectively integrate acquisitions.

These and other risks associated with our operations may materially adversely affect our ability to attain or maintain profitable operations.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended March 31, 2020, the Company issued an aggregate of 350,000 shares of common stock with a fair value of $0.40 per share to investors for cash proceeds of $140,000. The proceeds were used for working capital.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Certificate of Amendment of Certificate of Incorporation of the Registrant effective September 26, 2019	10-12G	3.3	10/2/2019
3.2	By-laws of the Registrant	10-12G	3.4	10/2/2019
4.1	Form of Common Stock Certificate of the Registrant	10-K	4.1	3/30/2020
4.2	Description of Securities Registered under Section 12 of the Exchange Act	10-K	4.2	3/30/2020
10.1	Agreement for the Purchase and Sale of Limited Liability Company Interests of GenResults, LLC effective April 12, 2019	10-12G	10.1	10/2/2019
10.2	Agreement and Plan of Merger by and among the Registrant, TalaTek, LLC, TalaTek Merger Sub and Baan Alsinawi effective September 23, 2019	10-K	10.2	3/30/2020
10.3	Unsecured Note Agreement between the Registrant and Jemmett Enterprises, LLC effective December 31, 2018	10-K	10.3	3/30/2020
10.4	Stock Repurchase Agreement between the Registrant and Alan Kierman effective September 1, 2019	10-K	10.4	3/30/2020
10.5	2019 Equity Incentive Plan	10-K	10.5	3/30/2020
10.6	Employment Agreement between the Registrant and David G. Jemmett effective September 30, 2019	10-12G	10.2	10/2/2019
10.7	Employment Agreement between the Registrant and William Santos effective August 13, 2019	10-12G	10.3	10/2/2019
10.8	Engagement for Financial Services dated November 8, 2019 between the Registrant and Eventus Consulting, P.C.	10-K	10.8	3/30/2020
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
32.1**	Section 1350 Certification of Chief Executive Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentaiton Linkbase Document

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERBERUS CYBER SENTINEL CORPORATION

By:	/s/ David G. Jemmett
David G. Jemmett
Chief Executive Officer
(Principal Executive Officer and Prinicpal Accounting Officer)
Date:	May 13, 2020

