Form 10-Q
period 2020-06-30
CERBERUS CYBER SENTINEL CORP
filed 2020-08-17
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-56059

CERBERUS CYBER SENTINEL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	83-4210278
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7333 E. Doubletree, Suite D270 Scottsdale, Arizona	85258
(Address of Principal Executive Offices)	(Zip Code)

(480) 389-3444

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	N/A	N/A

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

As of August 14, 2020, there were 111,654,771 shares of the registrant’s common stock outstanding.

CERBERUS CYBER SENTINEL CORPORATION

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

CONDENSED Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$2,043,469	$1,876,645
Accounts receivable, net of allowances for doubtful accounts of $70,847 and $40,000 , respectively	806,532	531,965
Prepaid expenses and other current assets	247,021	70,277
Total Current Assets	3,097,022	2,478,887

Property and equipment, net of accumulated depreciation of $4,138 and $758, respectively	66,460	10,900
Right of use asset	17,901	-
Intangible assets, net of accumulated amortization of $46,944 and $15,648, respectively	1,053,556	1,084,852
Goodwill	2,278,939	922,579

Total Assets	$6,513,878	$4,497,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$811,632	$468,900
Stock payable	22,000	-
Deferred revenue	66,434	-
Lease liability	4,304	-
Line of credit	27,000	-
Loans payable	718,650	-
Note payable - related party	109,787	109,787
Total Current Liabilities	1,759,807	578,687

Long-term Liabilities:
Loans payable, net of current portion	40,858	-
Lease liability, net of current portion	13,682	-

Total Liabilities	1,814,347	578,687

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.00001 par value; 250,000,000 shares authorized; 111,654,771 and 113,912,500 shares issued and 111,654,771 and 107,912,500 outstanding at June 30, 2020 and December 31, 2019, respectively	1,117	1,139
Additional paid-in capital	7,537,171	7,770,902
Accumulated deficit	(2,838,757)	(1,453,510)
	4,699,531	6,318,531

Treasury stock	-	(2,400,000)
Total Stockholders’ Equity	4,699,531	3,918,531

Total Liabilities and Stockholders’ Equity	$6,513,878	$4,497,218

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenue:
Managed services	$616,344	$46,450	$754,257	$222,450
Consulting services	934,143	107,868	1,864,451	129,681
Total revenue	1,550,487	154,318	2,618,708	352,131

Cost of revenue:
Managed services	26,167	67,978	45,137	111,641
Consulting services	205,877	19,812	321,724	19,812
Cost of payroll	626,457	-	1,266,881	-
Total cost of revenue	858,501	87,790	1,633,742	131,453

Total gross profit	691,986	66,528	984,966	220,678

Operating expenses:
Professional fees	204,956	344,252	401,310	360,671
Salaries and benefits	413,359	-	808,671	-
Advertising and marketing	45,708	8,151	73,570	11,340
Selling, general and administrative	220,719	47,654	405,605	80,039
Stock-based compensation	343,910	186,700	669,339	186,700
Loss on write-off of account receivable	15,000	-	15,000	-
Total operating expenses	1,243,652	586,757	2,373,495	638,750

Loss from operations	(551,666)	(520,229)	(1,388,529)	(418,072)

Other income (expense):
Interest expense, net	(4,437)	(3,052)	(6,718)	(6,067)
Other income	10,000	-	10,000	-

Total other income (expense)	5,563	(3,052)	3,282	(6,067)

Loss before provision for income taxes	(546,103)	(523,281)	(1,385,247)	(424,139)

Provision for income taxes	-	-	-	-

Net loss	$(546,103)	$(523,281)	$(1,385,247)	$(424,139)

Net loss per common share - basic	$(0.00)	$(0.01)	$(0.01)	$(0.00)
Net loss per common share - diluted	$(0.00)	$(0.01)	$(0.01)	$(0.00)

Weighted average shares outstanding - basic	109,604,497	101,776,099	108,847,565	85,975,827
Weighted average shares outstanding - diluted	109,604,497	101,776,099	108,847,565	85,975,827

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance at January 1, 2019	70,000,000	$700	$9,990	$25,438	$-	$36,128

Distributions to member	-	-	-	(125,270)	-	(125,270)
Net income	-	-	-	99,142	-	99,142
Balance as of March 31, 2019	70,000,000	700	9,990	(690)	-	10,000

Stock based compensation - common stock	30,000,000	300	187,390	-	-	187,690
Stock issued in VCAB merger	2,000,000	20	12,440	-	-	12,460
Stock issued for cash	1,000,000	10	399,990	-	-	400,000
Net loss	-	-	-	(523,281)	-	(523,281)
Balance as of June 30, 2019	103,000,000	$1,030	$609,810	$(523,971)	$-	$86,869
`
Balance at January 1, 2020	107,912,500	$1,139	$7,770,902	$(1,453,510)	$(2,400,000)	$3,918,531

Stock based compensation	-	-	325,429	-	-	325,429
Common shares issued for cash	350,000	4	139,996	-	-	140,000
Return of treasury stock to authorized capital	-	(60)	(2,399,940)	-	2,400,000	-
Net loss	-	-	-	(839,144)	-	(839,144)
Balance as of March 31, 2020	108,262,500	1,083	5,836,387	(2,292,654)	-	3,544,816

Stock based compensation	-	-	343,910	-	-	343,910
Stock issued for Technologyville acquisition	3,392,271	34	1,356,874	-	-	1,356,908
Net loss	-	-	-	(546,103)	-	(546,103)
Balance as of June 30, 2020	111,654,771	$1,117	$7,537,171	$(2,838,757)	$-	$4,699,531

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net Loss	$(1,385,247)	$(424,139)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation - stock options	669,339	199,850
Loss on write-off of accounts receivable	15,000	-
Depreciation and amortization	34,676	57
Issuance of common stock for services	22,000	-
ROU amortization	1,492	-
Changes in operating assets and liabilities:
Accounts receivable, net	(209,278)	5,682
Prepaid expenses and other current assets	(176,744)	(69,055)
Accounts payable and accrued expenses	223,615	372,554
Lease liability	(1,407)	-
Deferred revenue	66,434	16,463

Net cash provided by (used in) operating activities	(740,120)	101,412

Cash flows from investing activities:

Purchases of property and equipment	-	(2,555)
Cash acquired in acquisition	65,037	-

Net cash provided by (used in) investing activities	65,037	(2,555)

Cash flows from financing activities:
Distributions to member	-	(125,270)
Proceeds from PPP loans	709,600	-
Proceeds from sale of common stock	140,000	400,300
Proceeds from line of credit	60,000	-
Payment on loans payable	(988)	-
Payment on line of credit	(66,705)	-

Net cash provided by financing activities	841,907	275,030

Net increase in cash and cash equivalents	166,824	373,887

Cash and cash equivalents - beginning of period	1,876,645	80,006

Cash and cash equivalents - end of period	$2,043,469	$453,893

Supplemental cash flow information:
Cash paid for:
Interest	$169	$-
Income taxes	$5,882	$-
Non-cash investing and financing activities:
Right of use asset and lease liability recorded upon adoption of ASC 842	$19,393	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

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

Effective October 1, 2019, the Company entered into an Agreement and Plan of Merger (the “TalaTek Merger Agreement”) pursuant to which TalaTek, LLC, a Virginia limited liability company (“TalaTek”), became its wholly-owned subsidiary. Under the TalaTek Merger Agreement, all issued and outstanding units representing membership interests in TalaTek were converted into an aggregate of 6,200,000 shares of the Company’s common stock.

Effective May 25, 2020, the Company entered into a Stock Purchase Agreement with Technologyville, Inc., an Illinois corporation (“Techville”), and its sole shareholder, pursuant to which Techville became a wholly-owned subsidiary of the Company (the “Techville Acquisition”). Under the terms of the Techville Acquisition, all issued and outstanding common stock of Techville was converted into an aggregate of 3,392,271 shares of the Company’s common stock.

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the liabilities in the normal course of business. At June 30, 2020, the Company had an accumulated deficit of approximately $2,800,000 and working capital surplus of approximately $1,300,000. For the six months ended June 30, 2020, the Company had a loss from operations of approximately $1,390,000 and negative cash flows from operations of approximately $740,000. Although the Company is showing positive revenues and gross profit trends, the Company expects to incur further losses through the end of 2020.

To date the Company has been funding operations primarily through the sale of equity in private placements and revenues generated by the Company’s services. During the six months ended June 30, 2020, the Company received $140,000 from private placements to accredited investors of the Company’s common stock and approximately $710,000 from the U.S. Small Business Administration’s Payroll Protection Program.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three and six months ended June 30, 2020 and 2019 has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for such periods. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, GenResults, TalaTek and Techville. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the financial statements for the three and six months ended June 30, 2019 to conform to the financial statements presentation for the three and six months ended June 30 ,2020. These reclassifications had no effect on net loss or cash flows as previously reported.

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

Revenue

The Company’s revenues are derived from two major types of services to clients: Managed Services and Consulting Services. With respect to Managed Services, the Company provides culture education and enablement, tools and technology provisioning, data and privacy and regulations and compliance, remote infrastructure administration, and cybersecurity services including, but not limited to, antivirus and patch management. With respect to Consulting Services, the Company provides cybersecurity consulting, compliance auditing, vulnerability assessment and penetration testing, and disaster recovery and data backup solutions.

Practical Expedients

As part of Accounting Standards Codification (“ASC”) 606, the Company has adopted several practical expedients including the following: (i) the Company has determined that it need not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised service to the customer and when the customer pays for that service will be one year or less and (ii) the Company recognizes any incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.

Disaggregated Revenues

Revenue consists of the following by service offering for the six months ended June 30, 2020:

	Managed Services	Consulting Services	Total
Primary Sector Markets
Public	$3,250	$1,593,598	$1,596,848
Private	740,849	268,259	1,009,108
Not-for-Profit	10,158	2,594	12,752
	$754,257	$1,864,451	$2,618,708

Major Service Lines
CISO as a Service	$20,550	$-	$20,550
Gap and Risk Assessment	-	1,803,928	1,803,928
Managed Security Services	636,676	-	636,676
Tech Connect Pro	89,080	-	89,080
Tech Connect Cloud	-	22,263	22,263
Tech Connect Security	7,691	-	7,691
Hardware	-	13,253	13,253
Other	260	25,007	25,267
	$754,257	$1,864,451	$2,618,708

Revenue consists of the following by service offering for the six months ended June 30, 2019:

	Managed Services	Consulting Services	Total
Primary Sector Markets
Public	$-	$-	$-
Private	222,450	127,681	350,131
Not-for-Profit	-	2,000	2,000
	$222,450	$129,681	$352,131

Major Service Lines
CISO as a Service	$184,000	$-	$184,000
Gap and Risk Assessment	-	129,681	129,681
Managed Security Services	38,450	-	38,450
Tech Connect Pro	-	-	-
Tech Connect Cloud	-	-	-
Tech Connect Security	-	-	-
Hardware	-	-	-
Other	-	-	-
	$222,450	$129,681	$352,131

Contract Modifications

There were no contract modifications during the six months ended June 30, 2020. Contract modifications are not routine in the performance of the Company’s contracts.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of June 30, 2020 and December 31, 2019, the Company’s allowance for doubtful accounts was $70,847 and $40,000, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally between three and five years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Computer equipment costs for the Company are capitalized, as incurred, and depreciated on a straight-line basis over three years. TalaTek capitalizes all equipment costs over $5,000, as incurred, and depreciates these costs on a straight-line basis over three years.

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. During the three and six months ended June 30, 2020, the Company did not record a loss on impairment.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. Finite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at year end, at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit (See Notes 3 and 6).

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $45,708 and $73,570 for the three and six months ended June 30, 2020, respectively, and $8,151 and $11,340 for the three and six months ended June 30, 2019, respectively, and are recorded in operating expenses on the unaudited condensed consolidated statements of operations.

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

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All vested outstanding options are considered potentially outstanding common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options have been excluded from the Company’s computation of net loss per common share for the three and six months ended June 30, 2020 and 2019.

The following tables summarize the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	June 30, 2020	June 30, 2019

Stock Options	20,820,000	1,100,000
Total	20,820,000	1,100,000

Stock-based Compensation

The Company applies the provisions of ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the statements of operations.

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

Pursuant to Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, the Company accounts for stock options issued to non-employees for their services in accordance with ASC 718. The Company uses valuation methods and assumptions to value the stock options that are in line with the process for valuing employee stock options noted above.

Leases

Leases in which the Company is the lessee are comprised of corporate offices and property and equipment. All of the leases are classified as operating leases. The Company leases office space monthly with no long term agreements. The Company leases a vehicle with a remaining term of three years.

In accordance with ASC 842, Leases, the Company recognized a right of use (“ROU”) asset and corresponding lease liability on its unaudited condensed consolidated Balance Sheet for its vehicle operating lease agreement. See Note 13 – Leases for further discussion, including the impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

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

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized. At June 30, 2020 and December 31, 2019, the Company’s net deferred tax asset has been fully reserved.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the unaudited condensed consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the unaudited condensed consolidated statements of operations.

Recently Issued Accounting Standards

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 3 – ACQUISITIONS

Technologyville, Inc. Acquisition

On May 25, 2020, the Company entered into and effected a Stock Purchase Agreement (the “SPA”) with Techville, and its sole shareholder, Brian Yelm (“Yelm”). Pursuant to the terms of the SPA, Techville became a wholly owned subsidiary of the Company. Pursuant to the SPA, at the effective time of the Techville Acquisition, Techville’s outstanding common stock was exchanged for 3,392,271 shares of the Company’s common stock.

Immediately following the Techville Acquisition, the Company had 111,654,771 shares of common stock issued and outstanding. The pre-acquisition stockholders of the Company retained an aggregate of 108,262,500 shares, representing approximately 97% ownership of the post-acquisition company. Therefore, upon consummation of the Techville Acquisition, there was no change in control.

The Company accounted for this transaction in accordance with the acquisition method of accounting for business combinations. Assets and liabilities of the acquired business were included in the unaudited condensed consolidated balance sheet as of June 30, 2020, based on the retrospective estimated fair value on the date of acquisition as determined in a purchase price allocation using available information and making assumptions management believed are reasonable.

Per ASC 805, Business Combinations, the measurement period is the period after the acquisition date during which the acquirer may adjust the provisional amounts recognized for a business combination. The measurement period shall not exceed one year from the acquisition date. The Company has identified the acquisition date as May 25, 2020. Subsequent to the issuance of these financial statements, the Company expects to obtain a third-party valuation on the fair value of the assets acquired and the liabilities assumed for use in the purchase price allocation.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the transaction date:

Consideration paid	$1,356,908

Tangible assets acquired:
Cash	65,037
Accounts receivable, net	80,289
Vehicle	58,693
Total tangible assets	204,019

Assumed liabilities:
Line of credit	33,705
Accrued expenses	117,742
Loan payable	50,896
Other liabilities	1,128
Total assumed liabilities	203,471

Net assets acquired	548

Goodwill (a.)(b.)	$1,356,360

a. Goodwill is the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present. Goodwill and intangibles are not deductible for tax purposes.

b. Goodwill represents expected synergies from the merger of operations and intangible assets that do not qualify for separate recognition. Cerberus and Techville are both cybersecurity service providers. The acquisition of Techville provided Cerberus potential sales synergies resulting from Cerberus’ access to Techville’s current client-base to offer additional services. Goodwill also represents Techville’s customer list as well as Mr. Yelm’s two-year non-compete clause, which the Company is currently unable to assign a fair value. These items will be assigned a fair value upon the completion of the third-party valuation.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	June 30, 2020	December 31, 2019

Prepaid expenses	$144,114	$57,351
Employee advances	1,883	7,150
Other current assets	101,024	5,776
Total prepaid expenses other current assets	$247,021	$70,277

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2020	December 31, 2019

Computer equipment	$11,905	$11,658
Vehicle	58,693	-
	70,598	11,658
Less: accumulated depreciation	(4,138)	(758)
Property and equipment, net	$66,460	$10,900

Total depreciation expense was $2,404 and $3,308 for the three and six months ended June 30, 2020, respectively and $57 for both the three and six months ended June 30, 2019, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

The below table summarizes the changes in goodwill during the six months ended June 30, 2020:

Balance December 31, 2019	$922,579
Acquisition of goodwill	1,356,360
Impairment	-
Ending balance, June 30, 2020	$2,278,939

The below table summarizes the identifiable intangible assets as of June 30, 2020 and December 31, 2019:

	Useful life	2020	2019
Tradenames – trademarks (1)	Indefinite	$589,200	$589,200
Customer base (1)	15 years	206,000	206,000
Non-compete agreements (1)	5 years	183,300	183,300
Intellectual property/technology (1)	10 years	122,000	122,000
First priority option to acquire SaaS product (the “SaaS Option”) (1)		-	100,000
		1,100,500	1,200,500
Less accumulated amortization		(46,944)	(15,648)
Less impairment charge (2)		-	(100,000)
Total		$1,053,556	$1,084,852

(1)	These intangible assets were acquired in the acquisition of TalaTek.

(2)	The Company concluded that the carrying amount of the SaaS Option would not be recoverable and, as a result, fully impaired the asset at December 31, 2019.

The weighted average useful life remaining of identifiable intangible assets remaining is 9.25 years.

Amortization of identifiable intangible assets for the three and six months ended June 30, 2020 was $15,648 and $31,296.

The below table summarizes the future amortization expense for the next five years and thereafter:

2020	$31,297
2021	62,593
2022	62,593
2023	62,593
2024	53,428
Thereafter	191,852
$464,356

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	June 30, 2020	December 31, 2019

Accounts payable	$298,201	$119,339
Accrued payroll	173,289	274,508
Accrued expenses	323,331	63,931
Accrued interest – related party	16,811	11,122
	$811,632	$468,900

Note 8 - Related Party Transactions

Note Payable – Related Party

On December 31, 2018, GenResults entered into an unsecured note payable with Jemmett Enterprises, LLC, an entity under common control of the Company’s majority stockholder, for a principal amount of $200,000. The note has a maturity date of June 30, 2020, and bears an interest rate of 6% per annum. On June 30, 2020, the maturity date of the note was extended to June 15, 2021. The outstanding principal balance of this loan is $109,787 as of June 30, 2020 and December 31, 2019. At June 30, 2020 and December 31, 2019, the Company has recorded accrued interest of $16,811 and $11,122, respectively. The Company has recorded $3,060 and $5,689 and $3,060 and $6,075 for interest expense during the three and six months ended June 30, 2020 and 2019, respectively, related to the note.

Agreement with Eventus Consulting, P.C.

On November 8, 2019, the Company entered into a financial consulting agreement with Eventus Consulting, P.C., an Arizona corporation, (“Eventus”), of which Neil Reithinger, Chief Financial Officer and advisor to the Company, is the sole shareholder, pursuant to which Eventus is to provide financial and accounting consulting services to the Company. In consideration for Eventus’ services, the Company agreed to pay Eventus according to its standard hourly rate structure. The term of the agreement is perpetual unless otherwise terminated upon thirty days’ notice by either Eventus or the Company. For the three and six months ended June 30, 2020, Eventus was paid $37,284 and $47,818 and was owed $37,500 for accrued and unpaid services under the financial consulting agreement at June 30, 2020.

On January 1, 2020, the Company issued Mr. Reithinger options to purchase 720,000 shares of the Company’s common stock at an exercise price of $0.50 per share (See Note 10).

Note 9 - Stockholders’ Equity

Equity Transactions During the Period

During the six months ended June 30, 2020, the Company issued an aggregate of 350,000 shares of common stock with a fair value of $0.40 per share to investors for cash proceeds of $140,000.

On May 25, 2020, the Company issued 3,392,271 shares of common stock with a fair value of $0.40 per share pursuant to the Techville Acquisition (See Note 3).

Stock Payable

On January 16, 2020, the Company entered into a consulting agreement, with Eskenzi PR Limited (“Eskenzi”). As per the agreement, Eskenzi will provide various marketing and public relations services to the Company. The initial term of the agreement was for twelve months and automatically renews for an additional twelve months unless either the Company or Eskenzi provides written notice of termination in advance of at least three months.

Upon execution of the agreement the Company was to issue 120,000 shares of the Company’s restricted common stock, valued at $48,000 to Eskenzi. As of June 30, 2020, these shares had yet to be issued. As such, the Company recorded a stock payable in the amount of $22,000 representing the fair value of services performed during the six months ended June 30, 2020.

See Note 10 for disclosure of additional equity related transactions.

Note 10 – StocK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of ASC 718.

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

Options

The Company granted 3,775,000 options during the six months ended June 30, 2020.

The Company granted 1,100,000 options during the six months ended June 30, 2019.

The weighted average grant date fair value of options issued and vested during the six months ended June 30, 2020 was $165,982 and $16,125, respectively. The weighted average grant date fair value of non-vested options was $1,785,954 at June 30, 2020.

The weighted average grant date fair value of options issued during the six months ended June 30, 2019 was $25,147.

Compensation-based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2020	17,245,000	$0.46
Granted	3,775,000	0.50
Exercised	-	-
Expired or cancelled	(200,000)	0.50
Outstanding at June 30, 2020	20,820,000	$0.47

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at June 30, 2020:

		Weighted-	Weighted-
		Average	Average
	Outstanding	Remaining Life	Exercise	Number
Exercise Prices	Options	In Years	Price	Exercisable

$0.38	3,000,000	4.12	$0.38	-
0.40	3,600,000	4.06	0.40	-
0.50	14,220,000	4.62	0.50	424,167
	20,820,000	4.45	$0.47	424,167

The compensation expense attributed to the issuance of the options is recognized ratably over the vesting period.

Options granted under the 2019 Plan are exercisable for five to ten years from the grant date and generally vest over three years from the grant date.

Total compensation expense related to the options was $343,910 and $669,339 for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, there was future compensation cost of $2,777,590 with a weighted average recognition period of 1.82 years.

The aggregate intrinsic value totalled $60,000 and was based on the Company’s estimated fair value of the stock price of $0.40 as of June 30, 2020, respectively, which would have been received by the option holders had all option holders exercised their options as of that date.

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

On June 9, 2020, the Company granted options to purchase an aggregate of 1,205,000 shares of the Company’s common stock to various employees, with an exercise price of $0.50 per share. The options for 33% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent two-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $0.40; strike price - $0.50; expected volatility – 74%; risk free interest rate – 0.40%; dividend rate – 0%; and expected term – 3.49 years.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Compensatory Arrangements of Certain Officers

Employment Agreement with Brian Yelm

On May 25, 2020, the Company entered into an Employment Agreement with Brian Yelm (the “Yelm Agreement”), pursuant to which he serves as a Managing Director of the Company.

Under the terms of the Yelm Agreement, Mr. Yelm will earn an initial base salary of $300,000. In addition, Mr. Yelm’s salary may be increased in accordance with the Company’s policies from time to time. He is entitled to receive a guaranteed quarterly bonus of $22,000 by retaining Techville’s existing customer base and/or growing current revenues. Mr. Yelm is also eligible to receive annual bonuses in the amount of up to 20% of his base salary, at the discretion of the Board of Directors and based on mutually agreed upon performance and company objectives. Mr. Yelm also received options, under the Company’s 2019 Plan, to purchase 500,000 shares of the Company’s common stock, with an exercise price of $0.50. The stock options will vest at one-third on the one-year anniversary of the grant date and then in a series of twenty-four successive equal monthly installments, provided that Mr. Yelm is employed by the Company on each such vesting date.

Employment Agreement with William Santos

On May 15, 2019, the Company entered into an Employment Agreement with William Santos (the “Santos Agreement”), pursuant to which he serves as the Company’s Chief Operating Officer.

Under the terms of the Santos Agreement, Mr. Santos will earn an initial base salary of $185,000, which may be increased to $245,000 at such time as the Company achieves $20,000,000 of gross revenue in any calendar year. Mr. Santos’ base salary may be increased again to $300,000 at such time as the Company achieves $40,000,000 of gross revenue in any calendar year. In addition, Mr. Santos’ salary may be increased in accordance with the Company’s policies from time to time. He is entitled to receive annual bonuses in an amount up to 100% of his base salary, at the discretion of the Board of Directors and based on the recommendation by the Company’s Chief Executive Officer. Mr. Santos will also receive stock options, under the Company’s 2019 Plan, to purchase 3,000,000 shares of the Company’s common stock, with an exercise price equal to the fair market value of the Company’s common stock on the grant date. The stock options will vest at one-third on the one-year anniversary of the grant date and then in a series of twelve successive equal monthly installments, provided that Mr. Santos is employed by the Company on each such vesting date. As of June 30, 2020, 1,000,000 of these options have been granted.

Employment Agreement with David Jemmett

On September 30, 2019, the Company entered into an Employment Agreement with David Jemmett (the “Jemmett Agreement”), pursuant to which he will serve as the Company’s Chief Executive Officer.

Under the terms of the Jemmett Agreement, Mr. Jemmett will earn an initial base salary of $225,000, which increased to $250,000 at such time the Company achieves a public listing and can satisfactorily budget the salary without risk to the financial stability of the Company. In addition, Mr. Jemmett’s salary may be increased in accordance with the Company’s policies from time to time. He is entitled to receive annual bonuses in an amount up to 100% of his base salary, at the discretion of the Board of Directors.

Legal Claims

There are no material pending legal proceedings in which the Company or any of its subsidiaries is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of its voting securities, or security holder is a party adverse to us or has a material interest adverse to the Company.

NOTE 12 – LOANS PAYABLE AND LINES OF CREDIT

Lines of Credit

TalaTek, Inc.

On July 29, 2019, TalaTek entered into a secured line of credit with SunTrust Bank (“SunTrust”) for $500,000. The line of credit bears interest at LIBOR plus 2.25%. The line of credit is an open-end revolving line of credit and may be terminated at any time by SunTrust without notice to TalaTek. At June 30, 2020, no amounts were drawn on the line of credit.

Technologyville, Inc.

On August 24, 2017, Techville entered into a secured revolving line of credit with Wintrust Bank (“Wintrust”) for $75,000. The line of credit bears interest at 1.99% for the first twelve (12) months, the Prime plus 2%, with a floor rate of 6% and a maturity date of August 24, 2020. The interest rate at June 30, 2020 was 6%. The line of credit is collateralized by all of Techville’s assets. There are no financial covenants requiring the Company to maintain specific financial ratios. During the three and six months ended June 30, 2020 Techville drew $60,000 against the line of credit and made payments of $66,705. At June 30, 2020, $27,000 was outstanding.

Loans Payable

Technologyville, Inc.

On April 29, 2019, Techville entered into a note payable with VCI Account Services, that subsequently was assigned to U.S. Bancorp, for a principal amount of $59,905. The note has a maturity date of May 12, 2025 and bears an interest rate of 5.77% per annum. During the six months ended June 30, 2020, the Company made cash payments of $1,156, of which $988 and $169 was attributed to principal and interest, respectively. The loan is collateralized by a vehicle. There are no financial covenants requiring the Company to maintain specific financial ratios. At June 30, 2020, $49,908 was outstanding.

On June 22, 2020, under the U.S. Small Business Administration’s Payroll Protection Program, Techville entered into a note payable with a financial institution for $179,600 at an interest rate of 1% per annum and a maturity date of June 22, 2025. Pursuant to the note, principal and interest payments are deferred for ten months, which, at that time Techville may apply for loan forgiveness. If Techville does not apply for loan forgiveness Techville will be required to make monthly payments of $3,819 starting on October 1, 2021. All remaining principal and interest is due and payable at the maturity date. At any time during the term of the note, the note holder may call all remaining amounts owed in full. At June 30, 2020, $179,600 was outstanding.

Cerberus Cyber Sentinel Corporation

On April 17, 2020, under the U.S. Small Business Administration’s Payroll Protection Program, Cerberus entered into a note payable with a financial institution for $530,000 at an interest rate of 1% per annum and a maturity date of April 17, 2022. Pursuant to the note, principal and interest payments are deferred for six months. Cerberus has 24 weeks, or until October 2, 2020, to apply for loan forgiveness. If Cerberus does not apply for loan forgiveness Cerberus will be required to make monthly payments of $29,678 starting on August 10, 2021. All remaining principal and interest is due and payable at the maturity date. At any time during the term of the note, the note holder may call the remaining amounts owed in full. At June 30, 2020, $530,000 was outstanding.

NOTE 13 – LEASES

A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2020, the Company adopted ASC 842 and it primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

All of the Company’s leases are classified as operating leases, and as such, were previously not recognized on the Company’s unaudited condensed consolidated balance sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the Condensed Consolidated Balance Sheet as right-of-use (ROU) assets and corresponding lease liabilities.

On May 25, 2020, the Company recognized ROU assets of $19,393 and lease liabilities of approximately $19,393. The Company elected to not recognize ROU assets and lease liabilities arising from short-term office leases, leases with initial terms of twelve months or less (deemed immaterial) on the unaudited condensed consolidated balance sheets.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at May 25, 2020. The weighted average incremental borrowing rate applied was 5.77%. As of June 30, 2020, the Company’s leases had a remaining weighted average term of 2 years.

Rent expense amounted to approximately $5,420 and $13,252 for the three and six months ended June 30, 2020, respectively, and $6,417 and $6,417 for the three and six months ended June 30, 2019, respectively.

The following table presents net lease cost and other supplemental lease information:

Six Months Ended June 30, 2020
Lease cost
Operating lease cost (cost resulting from lease payments)	$1,591
Short term lease cost	14,857
Sublease income	-
Net lease cost	$16,448

Operating lease – operating cash flows (fixed payments)	$1,591
Operating lease – operating cash flows (liability reduction)	$1,407
Non-current leases – right of use assets	$17,901
Current liabilities – operating lease liabilities	$4,304
Non-current liabilities – operating lease liabilities	$13,682

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the six months ended June 30, 2020, are as follows:

Fiscal Year	Operating Leases
2020 (excluding the six months ended June 30, 2020)	$4,772
2021	9,543
2022	4,772
Total future minimum lease payments	19,087
Amount representing interest	(1,101)
Present value of net future minimum lease payments	$17,986

NOTE 14 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2020 and December 31, 2019, the Company had approximately $1,139,000 and $1,377,000, respectively, in excess of the FDIC insured limit.

Revenues

Two clients accounted for 80% of revenue for the six months ended June 30, 2020, as set forth below:

Client A	59%
Client B	21%

Two clients accounted for 90% of revenue for the six months ended June 30, 2019.

Client A	50%
Client B	40%

Accounts Receivable

Three clients accounted for 70% of the accounts receivable as of June 30, 2020, as set forth below:

Client A	32%
Client B	20%
Client C	18%

There was no concentration of accounts receivable as of June 30, 2019.

Accounts Payable

Three vendors accounted for 44% of the accounts payable as of June 30, 2020, as set forth below:

Vendor A	17%
Vendor B	14%
Vendor C, related party	13%

There was no concentration of accounts payable as of June 30, 2019.

NOTE 15 – SUBSEQUENT EVENTS

On July 31, 2020, the Company entered into a Share Purchase Agreement (“SPA”) with Clear Skies Security, LLC (“Clear Skies”) and its equity holders. Pursuant to the SPA, all of Clear Skies’ outstanding equity securities were acquired by the Company in exchange for the issuance of 2,330,000 shares of the Company’s common stock.

On July 27, 2020, the Company granted options to purchase 50,000 shares of the Company’s common stock with an exercise price of $2.00 to an employee under the Company’s 2019 Equity Plan.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the World. The Company continues to monitor the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, in addition to the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the impact could not be determined.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Cerberus Cyber Sentinel Corporation, a Delaware corporation, and its wholly-owned subsidiaries including GenResults, LLC, an Arizona limited liability company (“GenResults”), TalaTek, LLC, a Virginia limited liability company (“TalaTek”) and Technologyville, Inc., an Illinois corporation (“Techville”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History

Cerberus Cyber Sentinel Corporation (“Cerberus Sentinel”) was formed on March 5, 2019 as a Delaware corporation. Our principal offices are located at 7333 E. Doubletree, Suite D270, Scottsdale, Arizona 85258.

Effective April 1, 2019, we acquired GenResults. GenResults was established on June 22, 2015. Prior to our acquisition of GenResults, GenResults was wholly owned by an entity affiliated with David G. Jemmett, our Chief Executive Officer and a director of the Company. As of December 31, 2019, GenResults is a wholly owned subsidiary of Cerberus Sentinel. Due to the companies being under common control, the Company accounted for the acquisition as a reorganization.

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

Effective as of October 1, 2019, we entered into an Agreement and Plan of Merger (the “TalaTek Merger”) pursuant to which TalaTek became our wholly owned subsidiary. Under the TalaTek Merger, all issued and outstanding units representing membership interests in TalaTek were converted into an aggregate of 6,200,000 shares of our common stock.

Effective May 25, 2020, the Company entered into a Stock Purchase Agreement with Techville, pursuant to which Techville became a wholly-owned subsidiary of the Company (the “Techville Acquisition”). Under the terms of the Techville Acquisition, all issued and outstanding common stock of Techville was converted into an aggregate of 3,392,271 shares of the Company’s common stock.

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

Service Offering

We currently offer two major types of services to clients: Managed Services and Consulting Services.

Managed Services

Our Managed Services focus on a holistic approach to cybersecurity based on an upfront gap analysis of our clients’ existing cybersecurity practices. We offer multiple modules in the service portfolio including the following:

●	CISO-as-a-service: Many companies are in need of cybersecurity services but do not have the capital resources or knowledge base to hire a Chief Information Security Officer (“CISO”). We offer this service to companies on an ongoing consulting basis as a resource to augment their management team. CISO-as-a-service includes road mapping the future state for the client and providing our knowledgeable and expertise to help them achieve their security needs.
●	Culture education and enablement module: This targets the root cause for 75% of cyber breach events by starting with a culture of security-forward thinking;
●	Tools and technology provisioning module: We provide technology-agnostic solutions catering to a client’s existing products and enhances the cyber defense system by making carefully selected additions without bias and to fit their financial profile;
●	Data and privacy module: This ensures that a client’s data security and privacy are properly managed to alleviate risks of data loss and breach; and
●	Regulations and compliance module: We evaluate a client’s policies and procedures and implement the appropriate compliance framework based on the latest industry regulations and obligations.

Consulting Services

Our consulting services include a wide array of tailored solutions for organizations of all sizes. Our in-depth industry expertise allows us to act as the trusted advisor of our clients to help them lower their risk profile, minimize cost impact to organizations and meet regulatory compliance demands. We specialize in:

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

Results of Operations

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

Our financial results for the six months ended June 30, 2020 are summarized as follows in comparison to the six months ended June 30, 2019:

For the Six Months Ended June 30, 2020

	Cerberus	TalaTek	Techville	Total
Revenue	$886,497	$1,577,079	$155,132	2,618,708
Cost of revenue	511,867	1,081,578	40,297	1,633,742
Gross profit	374,630	495,501	114,835	984,966

Operating expenses	1,662,539	560,583	150,373	2,373,495
Operating loss	(1,287,909)	(65,082)	(35,538)	(1,388,529)
Other income (expense)	4,310	73	(1,101)	3,282
Loss before income taxes	$(1,283,599)	$(65,009)	$(36,639)	(1,385,247)

For the Six Months Ended June 30, 2019

	Cerberus	TalaTek	Techville	Total
Revenue	$352,131	$-	$-	$352,131
Cost of revenue	131,453	-	-	131,453
Gross profit	220,678	-	-	220,678

Operating expenses	638,750	-	-	638,750
Operating loss	(418,072)	-	-	(418,072)
Other expense	(6,067)	-	-	(6,067)
Loss before income taxes	$(424,139)	$-	$-	$(424,139)

Variance

	Cerberus	TalaTek	Techville	Total
Revenue	$534,366	$1,577,079	$155,132	$2,266,577
Cost of revenue	380,414	1,081,578	40,297	1,502,289
Gross profit	153,952	495,501	114,835	764,288

Operating expenses	1,023,789	560,583	150,373	1,734,745
Operating loss	(869,837)	(65,082)	(35,538)	(970,457)
Other expense	10,377	73	(1,101)	9,349
Loss before income taxes	$(859,460)	$(65,009)	$(36,639)	$(961,108)

Revenues

For the Six Months Ended June 30, 2020

	Cerberus	TalaTek	Techville	Total
Managed services	$659,388	$260	$94,609	$754,257
Consulting services	227,109	1,576,819	60,523	1,864,451
Total revenue	$886,497	$1,577,079	$155,132	$2,618,708

For the Six Months Ended June 30, 2019

	Cerberus	TalaTek	Techville	Total
Managed services	$222,450	$-	$-	$222,450
Consulting services	129,681	-	-	129,681
Total revenue	$352,131	$-	$-	$352,131

Variance

	Cerberus	TalaTek	Techville	Total
Managed services	$436,938	$260	$94,609	$531,807
Consulting services	97,428	1,576,819	60,523	1,734,770
Total revenue	$534,366	$1,577,079	$155,132	$2,266,577

Revenues increased for Cerberus by $534,366, or 152%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, as a result of the Company having a full year of gap and risk assessment services which was introduced during the first quarter of 2019, as well as an increase of approximately $400,000 in managed security services from a major customer.

Revenues increased for TalaTek by $1,577,079, or 100%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, as a result of the acquisition, which was consummated on October 1, 2019. Approximately $1,550,000 of the increase was a result of TalaTek’s gap and risk assessment services that is attributable to one major customer.

Revenues increased for Techville by $155,132, or 100%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, as a result of the acquisition, which was consummated on May 25, 2020. Approximately $89,000 is a result of Techville’s managed service offering, Tech Connect Pro, approximately $22,000 was a result of Techville’s consulting service offering Tech Connect Cloud and approximately $13,000 was a result of miscellaneous hardware sales associated with Techville’s consulting service offerings.

Expenses

Cost of Revenues

For the Six Months Ended June 30, 2020

	Cerberus	TalaTek	Techville	Total
Managed services	$4,840	$-	$40,297	$45,137
Consulting services	149,465	172,259	-	321,724
Cost of payroll	357,561	909,320	-	1,266,881
Total cost of revenue	$511,866	$1,081,579	$40,297	$1,633,742

For the Six Months Ended June 30, 2019

	Cerberus	TalaTek	Techville	Total
Managed services	$111,641	$-	$-	$111,641
Consulting services	19,812	-	-	19,812
Cost of payroll	-	-	-	-
Total cost of revenue	$131,453	$-	$-	$131,453

Variance

	Cerberus	TalaTek	Techville	Total
Managed services	$(106,801)	$-	$40,297	$(66,504)
Consulting services	129,653	172,259	-	301,912
Cost of payroll	357,561	909,320	-	1,266,881
Total cost of revenue	$380,413	$1,081,579	$40,297	$1,502,289

Cost of revenues increased for Cerberus by $380,413, or 289%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, and was primarily the result of an increase in payroll related costs of $357,562 due to an increase in employee and contractual labor after the reorganization.

Cost of revenues increased for TalaTek by $1,081,579 or 100%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, as a result of the acquisition, which was consummated on October 1, 2019. Approximately, $909,000 was attributable to TalaTek’s payroll and related services.

Cost of revenues increased for Techville by $40,297 or 100%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, as a result of the acquisition, which was consummated on May 25, 2020.

Operating Expenses

For the Six Months Ended June 30, 2020

	Cerberus	TalaTek	Techville	Total
Professional fees	$381,755	$3,005	$16,550	$401,310
Salaries and benefits	373,669	321,338	113,664	808,671
Advertising and marketing	21,462	52,108	-	73,570
Selling, general and administrative	201,312	184,132	20,161	405,605
Stock based compensation	669,339	-	-	669,339
Loss on write-off of account receivable	15,000	-	-	15,000
Total operating expenses	$1,662,537	$560,583	$150,375	$2,373,495

For the Six Months Ended June 30, 2019

	Cerberus	TalaTek	Techville	Total
Professional fees	$360,671	$-	$-	$360,671
Salaries and benefits	-	-	-	-
Advertising and marketing	11,340	-	-	11,340
Selling, general and administrative	80,039	-	-	80,039
Stock based compensation	186,700	-	-	186,700
Loss on write-off of account receivable	-	-	-	-
Total operating expenses	$638,750	$-	$-	$638,750

Variance

	Cerberus	TalaTek	Techville	Total
Professional fees	$21,084	$3,005	$16,550	$40,639
Salaries and benefits	373,669	321,338	113,664	808,671
Advertising and marketing	10,122	52,108	-	62,230
Selling, general and administrative	121,273	184,132	20,161	325,566
Stock based compensation	482,639	-	-	482,639
Loss on write-off of account receivable	15,000	-	-	15,000
Total operating expenses	$1,023,787	$560,583	$150,375	$1,734,743

Operating expenses increased for Cerberus by $1,023,787, or 160%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily as a result of (i) an increase of $373,669 in payroll and related benefits as a result of the increase in employees after the reorganization, (ii) an increase in stock-based compensation of $482,639 due to an increase in stock option grants as a result of the TalaTek and Techville acquisitions, and (iii) an increase in selling, general and administrative fees of $121,273 primarily due to an increase of approximately $57,000 in software and computer supplies expense.

Operating expenses increased for TalaTek by $560,583, or 100%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, as a result of the acquisition, which was consummated on October 1, 2019. Approximately $321,000 was attributable to TalaTek’s administrative payroll and benefits.

Operating expenses increased for Techville by $150,375, or 100%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, as a result of the acquisition, which was consummated on May 25, 2020. Approximately $114,000 was attributable to Techville’s administrative payroll and benefits.

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

Our financial results for the three months ended June 30, 2020 are summarized as follows in comparison to the three months ended June 30, 2019:

For the Three Months Ended June 30, 2020

	Cerberus	TalaTek	Techville	Total
Revenue	$538,781	$856,574	$155,132	1,550,487
Cost of revenue	277,060	541,144	40,297	858,501
Gross profit	261,721	315,430	114,835	691,986

Operating expenses	827,656	265,623	150,373	1,243,652
Operating income (loss)	(565,935)	49,807	(35,538)	(551,666)
Other income (expense)	6,629	35	(1,101)	5,563
Income (loss) before income taxes	$(559,306)	$49,842	$(36,639)	(546,103)

For the Three Months Ended June 30, 2019

	Cerberus	TalaTek	Techville	Total
Revenue	$154,318	$-	$-	$154,318
Cost of revenue	87,790	-	-	87,790
Gross profit	66,528	-	-	66,528

Operating expenses	586,757	-	-	586,757
Operating loss	(520,229)	-	-	(520,229)
Other expense	(3,052)	-	-	(3,052)
Loss before income taxes	$(523,281)	$-	$-	$(523,281)

Variance

	Cerberus	TalaTek	Techville	Total
Revenue	$384,463	$856,574	$155,132	$1,396,169
Cost of revenue	189,270	541,144	40,297	770,711
Gross profit	195,193	315,430	114,835	625,458

Operating expenses	240,899	265,623	150,373	656,895
Operating income (loss)	(45,706)	49,807	(35,538)	(31,437)
Other income (expense)	9,681	35	(1,101)	8,615
Income (loss) before income taxes	$(36,025)	$49,842	$(36,639)	$(22,822)

Revenues

For the Three Months Ended June 30, 2020

	Cerberus	TalaTek	Techville	Total
Managed services	$521,577	$158	$94,609	$616,344
Consulting services	17,204	856,416	60,523	934,143
Total revenue	$538,781	$856,574	$155,132	$1,550,487

For the Three Months Ended June 30, 2019

	Cerberus	TalaTek	Techville	Total
Managed services	$46,450	$-	$-	$46,450
Consulting services	107,868	-	-	107,868
Total revenue	$154,318	$-	$-	$154,318

Variance

	Cerberus	TalaTek	Techville	Total
Managed services	$475,127	$158	$94,609	$569,894
Consulting services	(90,664)	856,416	60,523	826,276
Total revenue	$384,463	$856,574	$155,132	$1,396,170

Revenues increased for Cerberus by $384,463, or 249%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, as a result of the Company having a full year of the gap and risk assessment which was introduced during the first quarter of 2019, as well as an increase of approximately $300,000 in managed security services from a major customer.

Revenues increased for TalaTek by $856,575, or 100%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, as a result of the acquisition, which was consummated on October 1, 2019. Approximately $843,000 was a result of TalaTek’s gap and risk assessment services that was attributable to one major customer.

Revenues increased for Techville by $155,132, or 100%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, as a result of the acquisition, which was consummated on May 25, 2020. Approximately $87,000 was a result of Techville’s managed service offering Tech Connect Pro, approximately $22,000 was a result of Techville’s consulting service offering Tech Connect Cloud and approximately $13,000 was a result of miscellaneous hardware sales associated with Techville’s consulting service offerings.

Expenses

Cost of Revenues

For the Three Months Ended June 30, 2020

	Cerberus	TalaTek	Techville	Total
Managed services	$(14,130)	$-	$40,297	$26,167
Consulting services	122,979	82,898	-	205,877
Cost of payroll	168,210	458,247	-	626,457
Total cost of revenue	$277,059	$541,145	$40,297	$858,501

For the Three Months Ended June 30, 2019

	Cerberus	TalaTek	Techville	Total
Managed services	$67,978	$-	$-	$67,978
Consulting services	19,812	-	-	19,812
Cost of payroll	-	-	-	-
Total cost of revenue	$87,790	$-	$-	$87,790

Variance

	Cerberus	TalaTek	Techville	Total
Managed services	$(82,108)	$-	$40,297	$(41,811)
Consulting services	103,167	82,898	-	186,065
Cost of payroll	168,210	458,247	-	626,457
Total cost of revenue	$189,269	$541,145	$40,297	$770,711

Cost of revenues increased for Cerberus by $189,269, or 215%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, and was primarily the result of an increase in payroll related costs of $168,211 due to an increase in employee and contractual labor after the reorganization.

Cost of revenues increased for TalaTek by $541,145, or 100%, for the three months ended June, 2020, as compared to the three months ended June 30, 2019, as a result of the acquisition, which was consummated on October 1, 2019. Approximately, $458,000 was attributable to TalaTek’s payroll and related services.

Cost of revenues increased for Techville by $40,297 or 100%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, as a result of the acquisition, which was consummated on May 25, 2020.

Operating Expenses

For the Three Months Ended June 30, 2020

	Cerberus	TalaTek	Techville	Total
Professional fees	$186,504	$1,902	$16,550	$204,956
Salaries and benefits	159,838	139,857	113,664	413,359
Advertising and marketing	16,024	29,684	-	45,708
Selling, general and administrative	106,378	94,180	20,161	220,719
Stock based compensation	343,910	-	-	343,910
Loss on write-off of account receivable	15,000	-	-	15,000
Total operating expenses	$827,654	$265,623	$150,375	$1,243,652

For the Three Months Ended June 30, 2019

	Cerberus	TalaTek	Techville	Total
Professional fees	$344,252	$-	$-	$344,252
Salaries and benefits	-	-	-	-
Advertising and marketing	8,151	-	-	8,151
Selling, general and administrative	47,654	-	-	47,654
Stock based compensation	186,700	-	-	186,700
Loss on write-off of account receivable	-	-	-	-
Total operating expenses	$586,757	$-	$-	$586,757

Variance

	Cerberus	TalaTek	Techville	Total
Professional fees	$(157,748)	$1,902	$16,550	$(139,296)
Salaries and benefits	159,838	139,857	113,664	413,359
Advertising and marketing	7,873	29,684	-	37,557
Selling, general and administrative	58,724	94,180	20,161	173,065
Stock based compensation	157,210	-	-	157,210
Loss on write-off of account receivable	15,000	-	-	15,000
Total operating expenses	$240,897	$265,623	$150,375	$656,895

Operating expenses increased for Cerberus by $240,897 or 41%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily as a result of (i) a decrease of $157,748 in professional fees due to auditing and accounting consulting fees, (ii) an increase in salaries and benefits fees of $159,838 due primarily to the increase in employees after the reorganization, and (iii) an increase in stock-based compensation of $157,210 due to an increase in stock option grants as a result of the TalaTek and Techville acquisitions.

Operating expenses increased for TalaTek by $265,623, or 100%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, as a result of the acquisition, which was consummated on October 1, 2019. Approximately $140,000 was attributable to TalaTek’s administrative payroll and benefits. Approximately $38,000 was attributable an increase in TiGRIS program spending and approximately $16,000 was attributable to amortization expense related to intangible assets.

Operating expenses increased for Techville by $150,375, or 100%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, as a result of the acquisition, which was consummated on May 25, 2020. Approximately $114,000 was attributable to Techville’s administrative payroll and benefits.

Working Capital Surplus

Our working capital surplus as of June 30, 2020, in comparison to our working capital surplus as of December 31, 2019, can be summarized as follows:

	As of
	June 30,	December 31,
	2020	2019
Current assets	$3,097,022	$2,478,887
Current liabilities	1,759,807	578,687
Working capital surplus	$1,337,215	$1,900,200

The increase in current assets is primarily due to increases in accounts receivable and prepaid expenses and other current assets of $274,567 and $176,744, respectively, which was partially offset by a decrease in cash and cash equivalents of $166,824. The increase in current liabilities is primarily due to increases in accounts payable and accrued expenses and loans payable of $342,732 and $759,508, respectively.

Cash Flows

Our cash flows for the six months ended June 30, 2020, in comparison to our cash flows for the six months ended June 30, 2019, can be summarized as follows:

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$(740,120)	$101,412
Net cash provided by (used in) investing activities	65,037	(2,555)
Net cash provided by financing activities	841,907	275,030
Increase in cash	$166,824	$373,887

Operating Activities

Net cash used in operating activities was $740,120 for the six months ended June 30, 2020 and was primarily due to the net loss of $1,385,247 and an increase in accounts receivable of approximately $209,000. This was partially offset by non-cash expenses of approximately $670,000 related to stock-based compensation and an increase in accounts payable and accrued expenses of approximately $224,000. Net cash provided by operating activities was $101,412 for the six months ended June 30, 2019, primarily due to net loss of $424,139, which was partially offset by non-cash expenses of approximately $200,000 related to stock-based compensation and an increase in accounts payable and accrued expenses of $372,554.

Investing Activities

Net cash provided by investing activities of $65,037 for the six months ended June 30, 2020 was due to cash acquired in the Techville Acquisition. Net cash used in investing activities of $2,555 for the six months ended June 30, 2019 was due to purchases of computer equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $841,907, which was primarily due to cash received from the sale of the Company’s common stock of $140,000 and cash received as loans from the U.S. Small Business Administration’s Payroll Protection Program of $709,600. Net cash provided by financing activities for the six months ended June 30, 2019, was $275,030 and was due to cash received from the sale of the Company’s common stock of $400,300, which was offset by cash distributions to member of $125,270.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Significant Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended June 30, 2020 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020.

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

The Company does not disclose the value of unsatisfied performance obligations for contracts with original expected duration of one year or less.

Disaggregation of Revenue

Revenue consists of the following by service offering for the six months ended June 30, 2020:

	Managed Services	Consulting Services	Total
Primary Sector Markets
Public	$3,250	$1,593,598	$1,596,848
Private	740,849	268,259	1,009,108
Not-for-Profit	10,158	2,594	12,752
	$754,257	$1,864,451	$2,618,708

Major Service Lines
CISO as a Service	$20,550	$-	$20,550
Gap and Risk Assessment	-	1,803,928	1,803,928
Managed Security Services	636,676	-	636,676
Tech Connect Pro	89,080	-	89,080
Tech Connect Cloud	-	22,263	22,263
Tech Connect Security	7,691	-	7,691
Hardware	-	13,253	13,253
Other	260	25,007	25,267
	$754,257	$1,864,451	$2,618,708

Revenue consists of the following by service offering for the six months ended June 30, 2019:

	Managed Services	Consulting Services	Total
Primary Sector Markets
Public	$-	$-	$-
Private	222,450	127,681	350,131
Not-for-Profit	-	2,000	2,000
	$222,450	$129,681	$352,131

Major Goods/Service Lines
CISO as a Service	$184,000	$-	$184,000
Gap and Risk Assessment	-	129,681	129,681
Managed Security Services	38,450	-	38,450
Tech Connect Pro	-	-	-
Tech Connect Cloud	-	-	-
Tech Connect Security	-	-	-
Hardware	-	-	-
Other	-	-	-
	$222,450	$129,681	$352,131

Practical Expedients

As part of ASC 606, the Company has adopted several practical expedients including the following: (i) the Company has determined that it need not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised service to the customer and when the customer pays for that service will be one year or less and (ii) the Company recognizes any incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.

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

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements herein for the quarter ended June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or elsewhere, our business may be adversely affected. The spread of COVID-19 has caused many countries around the world to impose quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Employers (including us) are also required to prepare and increase, as much as possible, the capacity and arrangement for employees to work remotely. In addition, on March 11, 2020, the President of the United States issued a proclamation to restrict travel to the United States from foreign nationals who have recently been in certain European countries. We are still assessing the effect on our business, from the spread of COVID-19 and the actions implemented by the government of the United States and elsewhere across the globe.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Certificate of Amendment of Certificate of Incorporation of the Registrant effective September 26, 2019	10-12G	3.3	10/2/2019
3.2	By-laws of the Registrant	10-12G	3.4	10/2/2019
4.1	Form of Common Stock Certificate of the Registrant	10-K	4.1	3/30/2020
4.2	Description of Securities Registered under Section 12 of the Exchange Act	10-K	4.2	3/30/2020
10.1	Agreement for the Purchase and Sale of Limited Liability Company Interests of GenResults, LLC effective April 12, 2019	10-12G	10.1	10/2/2019
10.2	Agreement and Plan of Merger by and among the Registrant, TalaTek, LLC, TalaTek Merger Sub and Baan Alsinawi effective September 23, 2019	10-K	10.2	3/30/2020
10.3	Unsecured Note Agreement between the Registrant and Jemmett Enterprises, LLC effective December 31, 2018	10-K	10.3	3/30/2020
10.4	Stock Repurchase Agreement between the Registrant and Alan Kierman effective September 1, 2019	10-K	10.4	3/30/2020
10.5	2019 Equity Incentive Plan	10-K	10.5	3/30/2020
10.6	Employment Agreement between the Registrant and David G. Jemmett effective September 30, 2019	10-12G	10.2	10/2/2019
10.7	Employment Agreement between the Registrant and William Santos effective August 13, 2019	10-12G	10.3	10/2/2019
10.8	Engagement for Financial Services dated November 8, 2019 between the Registrant and Eventus Consulting, P.C.	10-K	10.8	3/30/2020
10.9	Stock Purchase Agreement by and among the Registrant, Technologyville, Inc. and Brian Yelm effective May 25, 2020	8-K	10.1	5/29/2020
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
32.1**	Section 1350 Certification of Chief Executive Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*          Filed herewith.

**       In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERBERUS CYBER SENTINEL CORPORATION

By:	/s/ David G. Jemmett
David G. Jemmett
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)
Date:	August 14, 2020