Form 10-Q
period 2020-09-30
CERBERUS CYBER SENTINEL CORP
filed 2020-11-16
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-56059

CERBERUS CYBER SENTINEL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	83-4210278
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7333 E. Doubletree Ranch Road, Suite D270 Scottsdale, Arizona	85258
(Address of Principal Executive Offices)	(Zip Code)

(480) 389-3444

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No [X]

As of November 16, 2020, there were 115,034,771 shares of the registrant’s common stock outstanding.

CERBERUS CYBER SENTINEL CORPORATION

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

CONDENSED Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$2,416,007	$1,876,645
Accounts receivable, net of allowances for doubtful accounts of $70,847 and $40,000 , respectively	978,362	531,965
Prepaid expenses and other current assets	147,360	70,277
Total Current Assets	3,541,729	2,478,887

Property and equipment, net of accumulated depreciation of $9,426 and $758, respectively	61,172	10,900
Right of use asset	15,664	-
Intangible assets, net of accumulated amortization of $62,592 and $15,648, respectively	1,037,908	1,084,852
Goodwill	3,008,186	922,579

Total Assets	$7,664,659	$4,497,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$974,071	$468,900
Stock payable	34,000	-
Lease liability	2,167	-
Loans payable	853,070	-
Note payable - related party	109,787	109,787
Total Current Liabilities	1,973,095	578,687

Long-term Liabilities:
Loans payable, net of current portion	38,889	-
Lease liability, net of current portion	13,682	-

Total Liabilities	2,025,666	578,687

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.00001 par value; 250,000,000 shares authorized; 114,309,771 and 113,912,500 shares issued and 114,309,771 and 107,912,500 outstanding at September 30, 2020 and December 31, 2019, respectively	1,143	1,139
Additional paid-in capital	9,511,806	7,770,902
Accumulated deficit	(3,873,956)	(1,453,510)
	5,638,993	6,318,531

Treasury stock	-	(2,400,000)
Total Stockholders’ Equity	5,638,993	3,918,531

Total Liabilities and Stockholders’ Equity	$7,664,659	$4,497,218

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenue:
Managed services	$593,181	$112,250	$1,347,438	$334,700
Consulting services	1,416,416	169,003	3,280,867	298,684
Total revenue	2,009,597	281,253	4,628,305	633,384

Cost of revenue:
Managed services	211,060	67,120	256,197	97,880
Consulting services	231,685	28,723	553,409	129,416
Cost of payroll	868,810	95,329	2,135,691	95,329
Total cost of revenue	1,311,555	191,172	2,945,297	322,625

Total gross profit	698,042	90,081	1,683,008	310,759

Operating expenses:
Professional fees	284,511	137,653	685,821	498,324
Salaries and benefits	716,396	129,391	1,525,067	129,391
Advertising and marketing	30,488	11,500	104,058	22,840
Selling, general and administrative	304,369	59,133	709,974	138,182
Stock-based compensation	392,661	323,808	1,062,000	511,498
Loss on write-off of account receivable	-	-	15,000	-
Total operating expenses	1,728,425	661,485	4,101,920	1,300,235

Loss from operations	(1,030,383)	(571,404)	(2,418,912)	(989,476)

Other income (expense):
Interest expense, net	(5,567)	(3,318)	(12,285)	(9,385)
Other income	751	-	10,751	-

Total other income (expense)	(4,816)	(3,318)	(1,534)	(9,385)

Loss before provision for income taxes	(1,035,199)	(574,722)	(2,420,446)	(998,861)

Provision for income taxes	-	-	-	-

Net loss	$(1,035,199)	$(574,722)	$(2,420,446)	$(998,861)

Net loss per common share - basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Net loss per common share - diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding - basic	113,174,336	101,738,587	110,305,671	91,287,818
Weighted average shares outstanding - diluted	113,174,336	101,738,587	110,305,671	91,287,818

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance at January 1, 2019	70,000,000	$700	$9,990	$25,438	$-	$36,128

Distributions to member	-	-	-	(125,270)	-	(125,270)
Net income	-	-	-	99,142	-	99,142
Balance as of March 31, 2019	70,000,000	700	9,990	(690)	-	10,000

Stock based compensation - common stock	30,000,000	300	187,390	-	-	187,690
Stock issued in VCAB merger	2,000,000	20	12,440	-	-	12,460
Stock issued for cash	1,000,000	10	399,990	-	-	400,000
Net loss	-	-	-	(523,281)	-	(523,281)
Balance as of June 30, 2019	103,000,000	1,030	609,810	(523,971)	-	86,869

Stock issued for cash	525,000	5	209,995	-	-	210,000
Treasury stock	(6,000,000)	-	2,399,940	-	(2,400,000)	(60)
Stock based compensation - options	-	-	83,808	-	-	83,808
Stock based compensation - common stock	600,000	6	239,994	-	-	240,000
Net loss	-	-	-	(574,722)	-	(574,722)
Balance as of September 30, 2019	98,125,000	$1,041	$3,543,547	$(1,098,693)	$(2,400,000)	$45,895

Balance at January 1, 2020	107,912,500	$1,139	$7,770,902	$(1,453,510)	$(2,400,000)	$3,918,531

Stock based compensation	-	-	325,429	-	-	325,429
Common shares issued for cash	350,000	4	139,996	-	-	140,000
Return of treasury stock to authorized capital	-	(60)	(2,399,940)	-	2,400,000	-
Net loss	-	-	-	(839,144)	-	(839,144)
Balance as of March 31, 2020	108,262,500	1,083	5,836,387	(2,292,654)	-	3,544,816

Stock based compensation	-	-	343,910	-	-	343,910
Stock issued for Technologyville acquisition	3,392,271	34	1,356,874	-	-	1,356,908
Net loss	-	-	-	(546,103)	-	(546,103)
Balance as of June 30, 2020	111,654,771	1,117	7,537,171	(2,838,757)	-	4,699,531

Stock based compensation	-	-	392,661	-	-	392,661
Common shares issued for cash	325,000	3	649,997	-	-	650,000
Stock issued for Clear Skies acquisition	2,330,000	23	931,977	-	-	932,000
Net loss	-	-	-	(1,035,199)	-	(1,035,199)
Balance as of September 30, 2020	114,309,771	$1,143	$9,511,806	$(3,873,956)	$-	$5,638,993

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net loss	$(2,420,446)	$(998,861)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation - stock options	1,062,000	523,658
Loss on write-off of accounts receivable	15,000	-
Depreciation and amortization	55,365	282
Issuance of common stock for services	34,000	-
ROU amortization	3,729	-
Changes in operating assets and liabilities:
Accounts receivable, net	(191,958)	34,164
Prepaid expenses and other current assets	(77,083)	(21,733)
Accounts payable and accrued expenses	364,961	483,460
Lease liability	(3,544)	-
Other current liabilities	-	10,601

Net cash provided by (used in) operating activities	(1,157,976)	31,571

Cash flows from investing activities:

Purchases of property and equipment	-	(3,386)
Cash acquired in acquisitions	254,180	-

Net cash provided by (used in) investing activities	254,180	(3,386)

Cash flows from financing activities:
Distributions to member	(20,000)	(125,270)
Proceeds from PPP loans	709,600	-
Proceeds from sale of common stock	790,000	610,300
Proceeds from line of credit	60,000	-
Purchase of treasury stock	-	(60)
Payment on loans payable	(2,737)	(60,213)
Payment on line of credit	(93,705)	-

Net cash provided by financing activities	1,443,158	424,757

Net increase in cash and cash equivalents	539,362	452,942

Cash and cash equivalents - beginning of period	1,876,645	80,006

Cash and cash equivalents - end of period	$2,416,007	$532,948

Supplemental cash flow information:
Cash paid for:
Interest	$169	$-
Income taxes	$5,882	$-
Non-cash investing and financing activities:
Right of use asset and lease liability recorded upon adoption of ASC 842	$19,393	$-
Common shares issued in Technologyville acquisition	$1,356,908	$-
Common shares issued in Clear Skies acquisition	$932,000	$-
Stock contribution	$-	$2,400,000
Treasury stock purchase	$-	$2,399,940

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

On April 12, 2019, Cerberus acquired GenResults, LLC, an Arizona limited liability company (“GenResults”), which became a wholly owned subsidiary. GenResults was established on June 22, 2015. Prior to the Company’s acquisition of GenResults, GenResults was wholly-owned by an entity affiliated with David G. Jemmett, Cerberus’ Chief Executive Officer and a director of the Company. Due to the companies being under common control, the Company accounted for the acquisition as a reorganization.

Effective October 1, 2019, the Company entered into an Agreement and Plan of Merger (the “TalaTek Merger Agreement”) pursuant to which TalaTek, LLC, a Virginia limited liability company (“TalaTek”), became a wholly owned subsidiary of the Company. Under the TalaTek Merger Agreement, all issued and outstanding units representing membership interests in TalaTek were converted into an aggregate of 6,200,000 shares of the Company’s common stock.

Effective May 25, 2020, the Company entered into a Stock Purchase Agreement with Technologyville, Inc., an Illinois corporation (“Techville”), and its sole shareholder, pursuant to which Techville became a wholly owned subsidiary of the Company (the “Techville Acquisition”). Under the terms of the Techville Acquisition, all issued and outstanding common stock of Techville was exchanged for an aggregate of 3,392,271 shares of the Company’s common stock.

Effective August 1, 2020, the Company entered into a Stock Purchase Agreement with Clear Skies Security, LLC, a Georgia limited liability company (“Clear Skies”), and its equity holders, pursuant to which Clear Skies became a wholly owned subsidiary of the Company (the “Clear Skies Acquisition”). Under the terms of the Clear Skies Acquisition, all issued and outstanding equity securities in Clear Skies were exchanged for an aggregate of 2,330,000 shares of the Company’s common stock.

Nature of the Business

Cerberus Sentinel is a security services company comprised of security professionals who work with clients to create a continuously aware security culture. We do not sell cybersecurity products. We position the Company as a trusted cybersecurity advisor and are committed to delivering tailored security solutions to organizations of different sizes and across all geographies and industries to fit their budgetary needs and limit their cyber threat exposure.

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At September 30, 2020, the Company had an accumulated deficit of approximately $3,870,000 and working capital surplus of approximately $1,569,000. For the nine months ended September 30, 2020, the Company had a loss from operations of approximately $2,420,000 and negative cash flows from operations of approximately $1,158,000. Although the Company is showing positive revenues and gross profit trends, the Company expects to incur further losses through the end of 2020.

To date the Company has been funding operations primarily through the sale of equity in private placements and revenues generated by the Company’s services. During the nine months ended September 30, 2020, the Company received $790,000 from private placements to accredited investors of the Company’s common stock and approximately $710,000 from a loan through the U.S. Small Business Administration’s Paycheck Protection Program.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three and nine months ended September 30, 2020 and 2019 has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for such periods. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GenResults, TalaTek, Techville and Clear Skies. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the financial statements for the three and nine months ended September 30, 2019 to conform to the financial statements presentation for the three and nine months ended September 30, 2020. These reclassifications had no effect on net loss or cash flows as previously reported.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Significant estimates include the allowance for doubtful accounts, the carrying value of intangible assets and goodwill, deferred tax asset and valuation allowance, the estimated fair value of assets acquired, liabilities assumed and stock issued in business combinations and assumptions used in the Black-Scholes-Merton pricing model, such as expected volatility, risk-free interest rate, and expected divided rate.

Revenue

The Company’s revenues are derived from two major types of services to clients: Managed Services and Consulting Services. With respect to Managed Services, the Company provides culture education and enablement, tools and technology provisioning, data and privacy monitoring, regulations and compliance monitoring, remote infrastructure administration, and cybersecurity services including, but not limited to, antivirus and patch management. With respect to Consulting Services, the Company provides cybersecurity consulting, compliance auditing, vulnerability assessment and penetration testing, and disaster recovery and data backup solutions.

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

Disaggregated Revenues

Revenue consists of the following by service offering for the nine months ended September 30, 2020:

	Managed Services	Consulting Services	Total
Primary Sector Markets
Public	$6,500	$2,496,939	$2,503,439
Private	1,296,124	730,368	2,026,492
Not-for-Profit	44,814	53,560	98,374
	$1,347,438	$3,280,867	$4,628,305

Major Service Lines
CISO as a Service	$26,950	$-	$26,950
Gap and Risk Assessment	-	2,916,511	2,916,511
Managed Security Services	932,722	-	932,722
Tech Connect Pro	358,146	-	358,146
Tech Connect Cloud	-	86,583	86,583
Tech Connect Security	29,197	-	29,197
Hardware	-	159,856	159,856
Other	423	117,917	118,340
	$1,347,438	$3,280,867	$4,628,305

Revenue consists of the following by service offering for the nine months ended September 30, 2019:

	Managed Services	Consulting Services	Total
Primary Sector Markets
Public	$-	$-	$-
Private	334,700	273,939	608,639
Not-for-Profit	-	24,745	24,745
	$334,700	$298,684	$633,384

Major Service Lines
CISO as a Service	$208,000	$-	$208,000
Gap and Risk Assessment	-	298,684	298,684
Managed Security Services	126,700	-	126,700
Tech Connect Pro	-	-	-
Tech Connect Cloud	-	-	-
Tech Connect Security	-	-	-
Hardware	-	-	-
Other	-	-	-
	$334,700	$298,684	$633,384

Contract Modifications

There were no contract modifications during the nine months ended September 30, 2020. Contract modifications are not routine in the performance of the Company’s contracts.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of September 30, 2020, and December 31, 2019, the Company’s allowance for doubtful accounts was $70,847 and $40,000, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. During the three and nine months ended September 30, 2020, the Company did not record a loss on impairment.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. Finite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at year end, at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit level (See Notes 3 and 6).

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $30,488 and $104,058 for the three and nine months ended September 30, 2020, respectively, and $11,500 and $22,840 for the three and nine months ended September 30, 2019, respectively, and are recorded in operating expenses on the unaudited condensed consolidated statements of operations.

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

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All vested outstanding options are considered potentially outstanding common stock. The dilutive effect, if any, of stock options is calculated using the treasury stock method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options have been excluded from the Company’s computation of net loss per common share for the three and nine months ended September 30, 2020 and 2019.

The following tables summarize the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	September 30, 2020	September 30, 2019

Stock Options	21,435,700	14,745,000
Total	21,435,700	14,745,000

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

In accordance with ASC 842, Leases, the Company recognized a right-of-use (“ROU”) asset and corresponding lease liability on its unaudited condensed consolidated balance sheet for its vehicle operating lease agreement. See Note 13 – Leases for further discussion, including the impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

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

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At September 30, 2020 and December 31, 2019, the Company’s net deferred tax asset has been fully reserved.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the unaudited condensed consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the unaudited condensed consolidated statements of operations when a determination is made that such expense is likely.

Recently Issued Accounting Standards

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 3 – ACQUISITIONS

Clear Skies Security LLC Acquisition

Effective August 1, 2020, the Company entered into a Stock Purchase Agreement (the “SPA”) with Clear Skies, and its equity holders, pursuant to which Clear Skies became a wholly owned subsidiary of the Company (the “Clear Skies Acquisition”). At the effective time of the Clear Skies Acquisition, Clear Skies’ outstanding equity securities was exchanged for 2,330,000 shares of the Company’s common stock.

Immediately following the Clear Skies Acquisition, the Company had 113,984,771 shares of common stock issued and outstanding. The pre-acquisition stockholders of the Company retained an aggregate of 111,654,771 shares, representing approximately 98% ownership of the post-acquisition company. Therefore, upon consummation of the Clear Skies Acquisition, there was no change in control.

The Company accounted for this transaction in accordance with the acquisition method of accounting for business combinations. Assets and liabilities of the acquired business were included in the unaudited condensed consolidated balance sheet as of September 30, 2020, based on the estimated fair value on the date of acquisition as determined in a purchase price allocation using available information and making assumptions management believes are reasonable.

Per ASC 805, Business Combinations, the measurement period is the period after the acquisition date during which the acquirer may adjust the provisional amounts recognized for a business combination. The measurement period shall not exceed one year from the acquisition date. The Company has identified the acquisition date as August 1, 2020. Subsequent to the issuance of these financial statements, the Company expects to obtain a third-party valuation on the fair value of the assets acquired and the liabilities assumed for use in the purchase price allocation.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the transaction date:

Consideration paid	$932,000

Tangible assets acquired:
Cash	189,143
Accounts receivable	189,150
Total tangible assets	378,293

Assumed liabilities:
Accounts payable	21,340
Loan payable	134,200
Member distributions	20,000
Total assumed liabilities	175,540

Net assets acquired	202,753

Goodwill (a.)(b.)	$729,247

a. Goodwill is the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present. Goodwill and intangibles are not deductible for tax purposes.

b. Goodwill represents expected synergies from the merger of operations and intangible assets that do not qualify for separate recognition. Cerberus and Clear Skies are both cybersecurity service providers. The acquisition of Clear Skies provided Cerberus potential sales synergies resulting from Cerberus’ access to Clear Skies’ current client-base to offer additional services. Goodwill also represents Clear Skies’ customer list as well as the value of a non-competition agreement of one of the principals of Clear Skies, to which the Company is currently unable to assign a fair value. These items will be assigned a fair value upon the completion of the third-party valuation.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	September 30, 2020	December 31, 2019

Prepaid expenses	$124,121	$57,351
Employee advances	4,500	7,150
Other current assets	18,739	5,776
Total prepaid expenses and other current assets	$147,360	$70,277

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2020	December 31, 2019

Computer equipment	$11,905	$11,658
Vehicle	58,693	-
	70,598	11,658
Less: accumulated depreciation	(9,426)	(758)
Property and equipment, net	$61,172	$10,900

Total depreciation expense was $5,361 and $8,668 for the three and nine months ended September 30, 2020, respectively and $225 and $282 for the three and nine months ended September 30, 2019, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the changes in goodwill during the nine months ended September 30, 2020:

Balance December 31, 2019	$922,579
Acquisition of goodwill	2,085,607
Impairment	-
Ending balance, September 30, 2020	$3,008,186

The following table summarizes the identifiable intangible assets as of September 30, 2020 and December 31, 2019:

	Useful life	2020	2019
Tradenames – trademarks (1)	Indefinite	$589,200	$589,200
Customer base (1)	15 years	206,000	206,000
Non-compete agreements (1)	5 years	183,300	183,300
Intellectual property/technology (1)	10 years	122,000	122,000
First priority option to acquire SaaS product (the “SaaS Option”) (1)		-	100,000
		1,100,500	1,200,500
Less accumulated amortization		(62,592)	(15,648)
Less impairment charge (2)		-	(100,000)
Total		$1,037,908	$1,084,852

(1)	These intangible assets were acquired in the acquisition of TalaTek.

(2)	The Company concluded that the carrying amount of the SaaS Option would not be recoverable and, as a result, fully impaired the asset at December 31, 2019.

The weighted average useful life remaining of identifiable amortizable intangible assets remaining is 9.00 years.

Amortization of identifiable intangible assets for the three and nine months ended September 30, 2020 was $15,648 and $46,944, respectively.

The below table summarizes the future amortization expense for the fourth quarter of 2020, the next four years and thereafter:

2020	$15,649
2021	62,593
2022	62,593
2023	62,593
2024	53,428
Thereafter	191,852
$448,708

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	September 30, 2020	December 31, 2019

Accounts payable	$359,671	$119,339
Accrued payroll	262,340	274,508
Accrued expenses	331,580	63,931
Accrued interest – related party	20,480	11,122
Total accounts payable and accrued expenses	$974,071	$468,900

Note 8 - Related Party Transactions

Note Payable – Related Party

On December 31, 2018, GenResults entered into an unsecured note payable with Jemmett Enterprises, LLC, an entity controlled by the Company’s majority stockholder, in the orginal principal amount of $200,000. The note had a maturity date of June 30, 2020, and bears an interest rate of 6% per annum. On June 30, 2020, the maturity date of the note was extended to June 15, 2021. The outstanding principal balance of this loan was $109,787 as of September 30, 2020 and December 31, 2019. At September 30, 2020 and December 31, 2019, the Company has recorded accrued interest of $20,480 and $11,122, respectively, with respect to this note payable. The Company has recorded interest expense of $3,669 and $2,805 during the three months ended September 30, 2020 and 2019, respectively, and $9,358 and $8,881 during the nine months ended September 30, 2020 and 2019, respectively, related to the note.

Agreement with Eventus Consulting, P.C.

On November 8, 2019, the Company entered into a financial consulting agreement with Eventus Consulting, P.C., an Arizona corporation, (“Eventus”), of which Neil Reithinger, Chief Financial Officer advisor to the Company, is the sole shareholder, pursuant to which Eventus is to provide financial and accounting consulting services to the Company. In consideration for Eventus’ services, the Company agreed to pay Eventus according to its standard hourly rate structure. The term of the agreement is perpetual unless otherwise terminated upon thirty days’ notice by either Eventus or the Company. For the three and nine months ended September 30, 2020, Eventus was paid $78,033 and $125,851 and was owed $15,000 for accrued and unpaid services under the financial consulting agreement at September 30, 2020.

On January 1, 2020, the Company issued Mr. Reithinger options to purchase 720,000 shares of the Company’s common stock at an exercise price of $0.50 per share (See Note 10).

Note 9 - Stockholders’ Equity

Equity Transactions During the Period

During the nine months ended September 30, 2020, the Company issued an aggregate of 350,000 and 325,000 shares of common stock with a fair value of $0.40 and $2.00 per share, respectively, to investors for cash proceeds of $790,000.

On May 25, 2020, the Company issued 3,392,271 shares of common stock with a fair value of $0.40 per share pursuant to the Techville acquisition.

On August 1, 2020, the Company issued 2,330,000 shares of common stock with a fair value of $0.40 per share pursuant to the Clear Skies Acquisition (See Note 3).

Stock Payable

On January 16, 2020, the Company entered into a consulting agreement, with Eskenzi PR Limited (“Eskenzi”). As per the agreement, Eskenzi will provide various marketing and public relations services to the Company. The initial term of the agreement was for twelve months and automatically renews for an additional twelve months unless either the Company or Eskenzi provides at least three months advance written notice of termination in advance of at least three months.

Upon execution of the agreement the Company was to issue 120,000 shares of the Company’s restricted common stock, valued at $48,000 to Eskenzi. As of September 30, 2020, these shares had yet to be issued. As such, the Company recorded a stock payable in the amount of $34,000 representing the fair value of services performed during the nine months ended September 30, 2020.

See Note 10 for disclosure of additional equity related transactions.

Note 10 – StocK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with the fair value recognition provisions of ASC 718.

2019 Equity Incentive Plan

The Board of Directors approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) on June 6, 2019 and the stockholders of the Company holding a majority of the outstanding shares of common stock of the Company approved and adopted the 2019 Plan. The maximum number of shares of the Company’s common stock that may be issued under the Company’s 2019 Plan is 25,000,000 shares. The 2019 Plan has a term of ten years from the date it was adopted. Shares issued under the 2019 Plan shall be made available from (i) authorized but unissued shares of common stock, (ii) common stock held in treasury of the Company, or (iii) previously issued shares of common stock reacquired by the Company, including shares purchased on the open market.

Options

The Company granted options for the purchase of 4,390,700 shares of common stock during the nine months ended September 30, 2020.

The Company granted options for the purchase of 14,745,000 shares of common stock during the nine months ended September 30, 2019.

The weighted average grant date fair value of options issued and vested during the nine months ended September 30, 2020 was $157,384 and $802,587, respectively. The weighted average grant date fair value of non-vested options was $990,894 at September 30, 2020.

The weighted average grant date fair value of options issued during the nine months ended September 30, 2019 was $1,871,528.

Compensation-based stock option activity for qualified and unqualified stock options is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2020	17,245,000	$0.46
Granted	4,390,700	0.72
Exercised	-	-
Expired or cancelled	(200,000)	0.50
Outstanding at September 30, 2020	21,435,700	$0.51

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at September 30, 2020:

		Weighted-	Weighted-
		Average	Average
	Outstanding	Remaining Life	Exercise	Number
Exercise Prices	Options	In Years	Price	Exercisable

$0.38	3,000,000	3.87	$0.38	1,166,667
0.40	3,600,000	3.81	0.40	1,625,000
0.50	14,220,000	4.36	0.50	3,285,278
2.00	615,700	4.85	2.00	-
	21,435,700	4.22	$0.51	6,076,945

The compensation expense attributed to the issuance of the options is recognized ratably over the vesting period.

Options granted under the 2019 Plan are exercisable for a specified period, generally five to ten years from the grant date and generally vest over three to four years from the grant date.

Total compensation expense related to the options was $392,661 and $1,062,000 for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, there was future compensation expense of $2,425,902 with a weighted average recognition period of 2.01 years related to the options.

The aggregate intrinsic value totaled $31,950,000 and was based on the Company’s estimated fair value of the common stock of $2.00 as of September 30, 2020, respectively, which is the aggregate fair value of the common stock that would have been received by the option holders had all option holders exercised their options as of that date, net of the aggregate exercise price.

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

On July 27, 2020, the Company granted options to purchase an aggregate of 50,000 shares of the Company’s common stock to an employee, with an exercise price of $2.00 per share. The options for 25% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent four-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $0.40; strike price - $2.00; expected volatility – 73%; risk free interest rate – 0.30%; dividend rate – 0%; and expected term – 3.94 years.

On July 27, 2020, the Company granted options to purchase an aggregate of 95,700 shares of the Company’s common stock to an employee, with an exercise price of $2.00 per share. The options for 33% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent two-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $0.40; strike price - $2.00; expected volatility – 73%; risk free interest rate – 0.30%; dividend rate – 0%; and expected term – 3.49 years.

On July 31, 2020, the Company granted options to purchase an aggregate of 250,000 shares of the Company’s common stock to an employee, with an exercise price of $2.00 per share. The options for 25% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent three-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $0.40; strike price - $2.00; expected volatility – 73%; risk free interest rate – 0.21%; dividend rate – 0%; and expected term – 3.49 years.

On August 17, 2020, the Company granted options to purchase an aggregate of 175,000 shares of the Company’s common stock to various employees, with an exercise price of $2.00 per share. The options for 25% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent three-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $0.40; strike price - $2.00; expected volatility – 74%; risk free interest rate – 0.29%; dividend rate – 0%; and expected term – 3.75 years.

On August 17, 2020, the Company granted options to purchase an aggregate of 45,000 shares of the Company’s common stock to an employee, with an exercise price of $2.00 per share. The options for 33% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent two-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $0.40; strike price - $2.00; expected volatility – 74%; risk free interest rate – 0.29%; dividend rate – 0%; and expected term – 3.75 years.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Compensatory Arrangements of Certain Officers

Employment Agreement with Brad MacKenzie

On July 31, 2020, the Company entered into an Employment Agreement with Brad Mackenzie (the “MacKenzie Agreement”), pursuant to which he serves as a Managing Director of the Company.

Under the terms of the MacKenzie Agreement, Mr. MacKenzie will earn a base salary of $200,000. In addition, Mr. MacKenzie’s salary may be increased in accordance with the Company’s policies from time to time. Mr. MacKenzie also received options, under the Company’s 2019 Plan, to purchase 250,000 shares of the Company’s common stock, with an exercise price of $2.00. The options for one-fourth of the shares will vest on the one-year anniversary of the grant date and then in a series of thirty-six successive equal monthly installments, provided that Mr. MacKenzie is employed by the Company on each such vesting date.

Employment Agreement with Brian Yelm

On May 25, 2020, the Company entered into an Employment Agreement with Brian Yelm (the “Yelm Agreement”), pursuant to which he serves as a Managing Director of the Company.

Under the terms of the Yelm Agreement, Mr. Yelm will earn an initial base salary of $300,000. In addition, Mr. Yelm’s salary may be increased in accordance with the Company’s policies from time to time. He is entitled to receive a guaranteed quarterly bonus of $22,000 by retaining Techville’s existing customer base and/or growing current revenues. Mr. Yelm is also eligible to receive annual bonuses in the amount of up to 20% of his base salary, at the discretion of the Board of Directors and based on mutually agreed upon performance and company objectives. Mr. Yelm also received options, under the Company’s 2019 Plan, to purchase 500,000 shares of the Company’s common stock, with an exercise price of $0.50. The options for one-third of the shares will vest on the one-year anniversary of the grant date and then in a series of twenty-four successive equal monthly installments, provided that Mr. Yelm is employed by the Company on each such vesting date.

Employment Agreement with William Santos

On May 15, 2019, the Company entered into an Employment Agreement with William Santos (the “Santos Agreement”), pursuant to which he serves as the Company’s Chief Operating Officer.

Under the terms of the Santos Agreement, Mr. Santos will earn an initial base salary of $185,000, which may be increased to $245,000 at such time as the Company achieves $20,000,000 of gross revenue in any calendar year. Mr. Santos’ base salary may be increased again to $300,000 at such time as the Company achieves $40,000,000 of gross revenue in any calendar year. In addition, Mr. Santos’ salary may be increased in accordance with the Company’s policies from time to time. He is entitled to receive annual bonuses in an amount up to 100% of his base salary, at the discretion of the Board of Directors and based on the recommendation by the Company’s Chief Executive Officer. Mr. Santos will also receive stock options, under the Company’s 2019 Plan, to purchase 3,000,000 shares of the Company’s common stock, with an exercise price equal to the fair market value of the Company’s common stock on the grant date. The options for one-third of the shares will vest on the one-year anniversary of the grant date and then in a series of twelve successive equal monthly installments, provided that Mr. Santos is employed by the Company on each such vesting date.

Employment Agreement with David Jemmett

On September 30, 2019, the Company entered into an Employment Agreement with David Jemmett (the “Jemmett Agreement”), pursuant to which he serves as the Company’s Chief Executive Officer.

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

NOTE 12 – LOANS PAYABLE AND LINES OF CREDIT

Lines of Credit

TalaTek, Inc.

On July 29, 2019, TalaTek entered into a secured line of credit with SunTrust Bank (“SunTrust”) for $500,000. The line of credit bears interest at LIBOR plus 2.25%. The line of credit is an open-end revolving line of credit and may be terminated at any time by SunTrust without notice to TalaTek. At September 30, 2020, no amounts were drawn on the line of credit.

Technologyville, Inc.

On August 24, 2017, Techville entered into a secured revolving line of credit with Wintrust Bank (“Wintrust”) for $75,000. The line of credit bears interest at 1.99% for the first twelve (12) months, the Prime plus 2%, with a floor rate of 6% and a maturity date of August 24, 2020. The interest rate at June 30, 2020 was 6%. The line of credit is collateralized by all of Techville’s assets. There are no financial covenants requiring the Company to maintain specific financial ratios. During the three and nine months ended September 30, 2020 Techville drew $60,000 against the line of credit and made payments of $93,705. At September 30, 2020, no amounts were outstanding.

Loans Payable

Technologyville, Inc.

On April 29, 2019, Techville entered into a note payable with VCI Account Services, that subsequently was assigned to U.S. Bancorp, in the original principal amount of $59,905. The note has a maturity date of May 12, 2025 and bears an interest rate of 5.77% per annum. During the nine months ended September 30, 2020, the Company made cash payments of $3,151, of which $2,737 and $414 was attributed to principal and interest, respectively. The loan is collateralized by a vehicle. There are no financial covenants requiring the Company to maintain specific financial ratios. At September 30, 2020, $48,159 was outstanding.

On June 22, 2020, under the U.S. Small Business Administration’s Paycheck Protection Program, Techville entered into a note payable with a financial institution for $179,600 at an interest rate of 1% per annum and a maturity date of June 22, 2025. Pursuant to the note, principal and interest payments are deferred for ten months, which, at that time Techville may apply for loan forgiveness. If Techville does not apply for loan forgiveness Techville will be required to make monthly payments of $3,819 starting on October 1, 2021. All remaining principal and interest is due and payable at the maturity date. At any time during the term of the note, the note holder may call all remaining amounts owed in full. At September 30, 2020, $179,600 was outstanding.

Cerberus Cyber Sentinel Corporation

On April 17, 2020, under the U.S. Small Business Administration’s Paycheck Protection Program, Cerberus entered into a note payable with a financial institution for $530,000 at an interest rate of 1% per annum and a maturity date of April 17, 2022. Pursuant to the note, principal and interest payments are deferred for six months. Cerberus has 24 weeks, or until October 2, 2020, to apply for loan forgiveness. If Cerberus does not apply for loan forgiveness Cerberus will be required to make monthly payments of $29,678 starting on August 10, 2021. All remaining principal and interest is due and payable at the maturity date. At any time during the term of the note, the note holder may call the remaining amounts owed in full. At September 30, 2020, $530,000 was outstanding.

Clear Skies Security LLC

On May 8, 2020, under the U.S. Small Business Administration’s Paycheck Protection Program, Clear Skies entered into a loan payable with a financial institution for $134,200 at an interest rate of 1% per annum and a maturity date of May 8, 2022. Pursuant to the loan, principal and interest payments are deferred for six months. The Company may apply for loan forgiveness at any time during the 24-week period beginning on May 5, 2020. If the Company does not apply for loan forgiveness the Company will be required to make monthly payments of $5,650 starting on December 8, 2020. All remaining principal and interest is due and payable at the maturity date. At any time during the term of the loan, the loan holder may call all remaining amounts owed in full. At September 30, 2020, $134,200 was outstanding.

NOTE 13 – LEASES

A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2020, the Company adopted ASC 842 and it primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

All of the Company’s leases are classified as operating leases, and as such, were previously not recognized on the Company’s unaudited condensed consolidated balance sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the condensed consolidated balance sheet as ROU assets and corresponding lease liabilities.

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

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at May 25, 2020. The weighted average incremental borrowing rate applied was 5.77%. As of September 30, 2020, the Company’s leases had a remaining weighted average term of 1.75 years.

Rent expense amounted to $15,057 and $28,309 for the three and nine months ended September 30, 2020, respectively, and $6,646 and $13,063 for the three and nine months ended September 30, 2019, respectively.

The following table presents net lease cost and other supplemental lease information:

Nine Months Ended September 30, 2020
Lease cost
Operating lease cost (cost resulting from lease payments)	$3,976
Short term lease cost	24,333
Sublease income	-
Net lease cost	$28,309

Operating lease – operating cash flows (fixed payments)	$3,976
Operating lease – operating cash flows (liability reduction)	$3,544
Non-current leases – right of use assets	$15,664
Current liabilities – operating lease liabilities	$2,167
Non-current liabilities – operating lease liabilities	$13,682

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the nine months ended September 30, 2020, are as follows:

Fiscal Year	Operating Leases
2020 (excluding the nine months ended September 30, 2020)	$2,386
2021	9,543
2022	4,772
Total future minimum lease payments	16,701
Amount representing interest	(852)
Present value of net future minimum lease payments	$15,849

NOTE 14 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2020, and December 31, 2019, the Company had approximately $1,637,000 and $1,377,000, respectively, in excess of the FDIC insured limit.

Revenues

Two clients accounted for 68% of revenue for the nine months ended September 30, 2020, as set forth below:

Client A	52%
Client B	16%

Two clients accounted for 81% of revenue for the nine months ended September 30, 2019.

Client A	55%
Client B	26%

Accounts Receivable

Two clients accounted for 56% of the accounts receivable as of September 30, 2020, as set forth below:

Client A	29%
Client B	27%

Three clients accounted for 100% of the accounts receivable as of September 30, 2019, as set forth below:

Client A	63%
Client B	23%
Client C	14%

Accounts Payable

Two vendors accounted for 40% of the accounts payable as of September 30, 2020, as set forth below:

Vendor A	26%
Vendor B	14%

Two vendors accounted for 73% of the accounts payable as of September 30, 2019, as set forth below:

Vendor A	40%
Vendor B	33%

NOTE 15 – SUBSEQUENT EVENTS

On October 28, 2020, the Company issued an 300,000 shares of common stock, with a fair value of $2.00 per share, to a consutlant for services rendered.

On October 28, 2020, the Company issued 425,000 shares, with a fair value of $2.00 per share, to Neil Reithinger, Chief Financial Officer advisor to the Company, for services rendered.

During November 2020, pursuant to corresponding securities purchase agreements, the Company received $291,010 from several investors for an aggregate total of 145,505 share of common stock at a fair value of $2.00 per share. As of the date of this report the shares have not been issued.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Cerberus Cyber Sentinel Corporation, a Delaware corporation, and its wholly owned subsidiaries including GenResults, LLC, an Arizona limited liability company (“GenResults”), TalaTek, LLC, a Virginia limited liability company (“TalaTek”), Technologyville, Inc., an Illinois corporation (“Techville”), and Clear Skies Security, LLC, a Georgia limited liability company (“Clear Skies”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History

Cerberus Cyber Sentinel Corporation was formed on March 5, 2019 as a Delaware corporation. Our principal offices are located at 7333 E. Doubletree, Suite D270, Scottsdale, Arizona 85258.

Effective April 1, 2019, we acquired GenResults, which became our wholly owned subsidiary. GenResults was established on June 22, 2015. Prior to our acquisition of GenResults, GenResults was wholly owned by an entity affiliated with David G. Jemmett, our Chief Executive Officer and a director of the Company. Due to the companies being under common control, the Company accounted for the acquisition as a reorganization.

On April 12, 2019, we consummated a transaction whereby VCAB Six Corporation, a Texas corporation (“VCAB”), merged with and into us (the “VCAB Merger”). At the time of the VCAB Merger, VCAB was subject to a bankruptcy proceeding and had minimal assets, no equity owners and no liabilities, except for approximately 1,500 holders of Class 5 Allowed General Unsecured Claims and a holder of allowed administrative expenses (collectively the “Claim Holders”). Pursuant to the terms of the VCAB Merger, and in accordance with the bankruptcy plan, we issued an aggregate of 2,000,000 shares of our common stock (the “Plan Shares”) to the Claim Holders as full settlement and satisfaction of their respective claims. As provided in the bankruptcy plan, the Plan Shares were issued pursuant to Section 1145 of the United States Bankruptcy Code. As a result of the VCAB Merger, the separate corporate existence of VCAB was terminated. We entered into the merger in order to increase our shareholder base and in order to, among other things, assist us in satisfying the listing standards of a national securities exchange.

Effective as of October 1, 2019, we entered into an Agreement and Plan of Merger (the “TalaTek Merger”) pursuant to which TalaTek became our wholly owned subsidiary. Under the TalaTek Merger, all issued and outstanding units representing membership interests in TalaTek were converted into an aggregate of 6,200,000 shares of our common stock.

Effective May 25, 2020, the Company entered into a Stock Purchase Agreement with Techville, pursuant to which Techville became a wholly owned subsidiary of the Company (the “Techville Acquisition”). Under the terms of the Techville Acquisition, all issued and outstanding common stock of Techville was exchanged for an aggregate of 3,392,271 shares of the Company’s common stock.

Effective August 1, 2020, the Company entered into a Stock Purchase Agreement with Clear Skies and its equity holders, pursuant to which Clear Skies became a wholly owned subsidiary of the Company (the “Clear Skies Acquisition”). Under the terms of the Clear Skies Acquisition, all issued and outstanding equity securities in Clear Skies was exchanged for an aggregate of 2,330,000 shares of the Company’s common stock.

Business Overview

We are a security services company comprised of highly trained security professionals who work with clients to create a continuously aware security culture. We do not sell cybersecurity products. We position ourselves as a trusted cybersecurity advisor and are committed to delivering tailored security solutions to organizations of different sizes and across all geographies and industries to fit their budgetary needs and limit their cyber threat exposure.

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

Managed Services

Our Managed Services focus on a holistic approach to cybersecurity based on an upfront gap analysis of our clients’ existing cybersecurity practices. We offer multiple modules in the service portfolio including the following:

●	CISO-as-a-service: Many companies are in need of cybersecurity services but do not have the capital resources or knowledge base to hire a Chief Information Security Officer (“CISO”). We offer this service to companies on an ongoing consulting basis as a resource to augment their management team. CISO-as-a-service includes road mapping the future state for the client and providing our knowledge and expertise to help them achieve their security needs;
●	Culture education and enablement module: This targets the root cause for 75% of cyber breach events by starting with a culture of security-forward thinking;
●	Tools and technology provisioning module: We provide technology-agnostic solutions catering to a client’s existing products and enhances the cyber defense system by making carefully selected additions without bias and to fit their financial profile;
●	Data and privacy module: This ensures that a client’s data security and privacy are properly managed to alleviate risks of data loss and breach; and
●	Regulations and compliance module: We evaluate a client’s policies and procedures and implement the appropriate compliance framework based on the latest industry regulations and obligations.

Consulting Services

Our consulting services include a wide array of tailored solutions for organizations of all sizes. Our in-depth industry expertise allows us to act as the trusted advisor of our clients to help them lower their risk profile, minimize cost impact to organizations and meet regulatory compliance demands. We specialize in:

●	Cybersecurity consulting: Bringing the culture of cybersecurity to client’s leadership team and penetrating throughout the organization is a critical first step of building any cybersecurity system. Through our consulting service, we dive in both at the cultural and technical aspects of cybersecurity within the organization. We help our clients build effective policies and best practices, design or enhance a cybersecurity system and train the executive management team so that the culture at the top is set to facilitate diligent implementation of cybersecurity awareness.

●	Compliance auditing: We provide auditing services under several compliance frameworks as follows:

o	Service Organization 2 (“SOC 2”) – This is an auditing procedure that focuses on a business’ non-financial reporting controls related to security, availability, processing, integrity, confidentiality, and privacy of a system;
o	Payment Card Industry Data Security Standard (“PCI DSS”) – This is a standard administered by the Payment Card Industry Security Standards Council;
o	Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and The Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) – These are laws regulated by the Department of Health and Human Services (“HHS”) to secure the privacy and confidentiality of protected health information (“PHI”);
o	HITRUST CSF – This is a comprehensive security framework (“CSF”) developed by the Health Information Trust Alliance (“HITRUST”) in collaboration with healthcare, technology and information security leaders, to create, access, store and exchange sensitive and/or regulated data; and
o	The National Institute of Standards and Technology (“NIST”) – This was formally known as the National Bureau of Standards, which is a federal agency that promotes and maintains measurement standards while encouraging and assisting industry and science to develop and use these standards.

●	Gap and risk assessment: We perform security risk gap analysis and advanced threat intelligence and analytics to identify potential areas of security risk and monitor potential breaches on a frequent basis. Evaluating all aspects of the business from executive management, finance, legal, human resources, compliance, operations and then IT. This is to ensure the organization has a holistic understanding of their company’s security posture.

●	Penetration testing: We offer network and application level penetration testing performed through industry tools and verified by certified security experts. At the network level, we conduct network scans for clients at pre-defined intervals based on their preference. Subsequent automatic scans are performed at the same IP address. We also make further attempts to exploit any vulnerability found by the network scan to eliminate false positives. At the application level, we utilize techniques such as parameter tampering, cookie poisoning, session hijacking, user privilege escalation, credential manipulation, forceful browsing, backdoors and debug options, configuration subversion, input validation bypass, SQL injection, and cross-site scripting to assess the application for known vulnerabilities.

●	SOC services: We offer SOC-as-a-service, which is a subscription-based service that manages and monitors client’s logs, devices, clouds, network and assets for possible cyber threats. This service provides the clients with the knowledge and skills necessary to combat cybersecurity threats.

Results of Operations

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Our financial results for the nine months ended September 30, 2020 are summarized as follows in comparison to the nine months ended September 30, 2019:

For the Nine Months Ended September 30, 2020

	Cerberus	TalaTek	Techville	Clear Skies	Total
Revenue	$1,223,496	$2,514,694	$748,790	$141,325	$4,628,305
Cost of revenue	822,043	1,778,350	251,358	93,546	2,945,297
Gross profit	401,453	736,344	497,432	47,779	1,683,008

Operating expenses	2,582,951	818,477	572,240	128,252	4,101,920
Operating loss	(2,181,498)	(82,133)	(74,808)	(80,473)	(2,418,912)
Other income (expense)	664	836	(3,045)	11	(1,534)
Loss before income taxes	$(2,180,834)	$(81,297)	$(77,853)	(80,462)	$(2,420,446)

For the Nine Months Ended September 30, 2019

	Cerberus	TalaTek	Techville	Clear Skies	Total
Revenue	$633,384	$-	$-	$-	$633,384
Cost of revenue	322,625	-	-	-	322,625
Gross profit	310,759	-	-	-	310,759

Operating expenses	1,300,235	-	-	-	1,300,235
Operating loss	(989,476)	-	-	-	(989,476)
Other expense	(9,385)	-	-	-	(9,385)
Loss before income taxes	$(998,861)	$-	$-	$-	$(998,861)

Variance

	Cerberus	TalaTek	Techville	Clear Skies	Total
Revenue	$590,112	$2,514,694	$748,790	$141,325	$3,994,921
Cost of revenue	499,418	1,778,350	251,358	93,546	2,622,672
Gross profit	90,694	736,344	497,432	47,779	1,372,249

Operating expenses	1,282,716	818,477	572,240	128,252	2,801,685
Operating loss	(1,192,022)	(82,133)	(74,808)	(80,473)	(1,429,436)
Other expense	10,049	836	(3,045)	11	7,851
Loss before income taxes	$(1,181,973)	$(81,297)	$(77,853)	$(80,462)	$(1,421,585)

Revenues

For the Nine Months Ended September 30, 2020

	Cerberus	TalaTek	Techville	Clear Skies	Total
Managed services	$962,582	$423	$384,433	$-	$1,347,438
Consulting services	260,915	2,514,270	364,357	141,325	3,280,867
Total revenue	$1,223,497	$2,514,693	$748,790	$141,325	$4,628,305

For the Nine Months Ended September 30, 2019

	Cerberus	TalaTek	Techville	Clear Skies	Total
Managed services	$334,700	$-	$-	$-	$334,700
Consulting services	298,684	-	-	-	298,684
Total revenue	$633,384	$-	$-	$-	$633,384

Variance

	Cerberus	TalaTek	Techville	Clear Skies	Total
Managed services	$627,882	$423	$384,433	$-	$1,012,738
Consulting services	(37,769)	2,514,270	364,357	141,325	2,982,183
Total revenue	$590,113	$2,514,693	$748,790	$141,325	$3,994,921

Revenues increased for Cerberus by $590,113, or 93%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, as a result of the Company having an increase of approximately $382,000 in managed security services to a major customer.

Revenues increased for TalaTek by $2,514,693, or 100%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, as a result of the acquisition, which was consummated on October 1, 2019. Approximately $2,400,000 of the increase was a result of TalaTek’s gap and risk assessment services that is attributable to one major customer.

Revenues increased for Techville by $748,790, or 100%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, as a result of the acquisition, which was consummated on May 25, 2020. Approximately $358,000 is a result of Techville’s managed service offering, Tech Connect Pro, approximately $87,000 was a result of Techville’s consulting service offering Tech Connect Cloud and approximately $160,000 was a result of miscellaneous hardware sales associated with Techville’s consulting service offerings.

Revenues increased for Clear Skies by $141,325, or 100%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, as a result of the acquisition, which was consummated on August 1, 2020. Approximately $141,000 is a result of Clear Skies’ gap and risk assessment service offering.

Expenses

Cost of Revenues

For the Nine Months Ended September 30, 2020

	Cerberus	TalaTek	Techville	Clear Skies	Total
Managed services	$4,839	$-	$251,358	$-	$256,197
Consulting services	223,068	330,341	-	-	553,409
Cost of payroll	594,135	1,448,010	-	93,546	2,135,691
Total cost of revenue	$822,042	$1,778,351	$251,358	$93,546	$2,945,297

For the Nine Months Ended September 30, 2019

	Cerberus	TalaTek	Techville	Clear Skies	Total
Managed services	$97,880	$-	$-	$-	$97,880
Consulting services	129,416	-	-	-	129,416
Cost of payroll	95,329	-	-	-	95,329
Total cost of revenue	$322,625	$-	$-	$-	$322,625

Variance

	Cerberus	TalaTek	Techville	Clear Skies	Total
Managed services	$(93,041)	$-	$251,358	$-	$158,317
Consulting services	93,652	330,341	-	-	423,993
Cost of payroll	498,806	1,448,010	-	93,546	2,040,362
Total cost of revenue	$499,417	$1,778,351	$251,358	$93,546	$2,622,672

Cost of revenues increased for Cerberus by $499,417, or 155%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, and was primarily the result of an increase in payroll related costs of $498,806 due to an increase in employee and contractual labor after the reorganization.

Cost of revenues increased for TalaTek by $1,778,351 or 100%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, as a result of the acquisition, which was consummated on October 1, 2019. Approximately, $1,450,000 was attributable to TalaTek’s payroll and related services.

Cost of revenues increased for Techville by $251,358 or 100%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, as a result of the acquisition, which was consummated on May 25, 2020.

Cost of revenues increased for Clear Skies by $93,546 or 100%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, as a result of the acquisition, which was consummated on August 1, 2020.

Operating Expenses

For the Nine Months Ended September 30, 2020

	Cerberus	TalaTek	Techville	Clear Skies	Total
Professional fees	$637,591	$3,500	$39,655	$5,075	$685,821
Salaries and benefits	521,543	485,645	453,036	64,843	1,525,067
Advertising and marketing	26,351	77,707	-	-	104,058
Selling, general and administrative	320,466	251,625	79,549	58,334	709,974
Stock based compensation	1,062,000	-	-	-	1,062,000
Loss on write-off of account receivable	15,000	-	-	-	15,000
Total operating expenses	$2,582,951	$818,477	$572,240	$128,252	$4,101,920

For the Nine Months Ended September 30, 2019

	Cerberus	TalaTek	Techville	Clear Skies	Total
Professional fees	$498,324	$-	$-	$-	$498,324
Salaries and benefits	129,391	-	-	-	129,391
Advertising and marketing	22,840	-	-	-	22,840
Selling, general and administrative	138,182	-	-	-	138,132
Stock based compensation	511,498	-	-	-	511,498
Loss on write-off of account receivable	-	-	-	-	-
Total operating expenses	$1,300,235	$-	$-	$-	$1,300,235

Variance

	Cerberus	TalaTek	Techville	Clear Skies	Total
Professional fees	$139,267	$3,500	$39,655	$5,075	$187,497
Salaries and benefits	392,152	485,645	453,036	64,843	1,395,676
Advertising and marketing	3,511	77,707	-	-	81,218
Selling, general and administrative	182,284	251,625	79,549	58,334	571,792
Stock based compensation	550,502	-	-	-	550,502
Loss on write-off of account receivable	15,000	-	-	-	15,000
Total operating expenses	$1,282,716	$818,477	$572,240	$128,252	$2,801,685

Operating expenses increased for Cerberus by $1,282,716, or 99%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily as a result of (i) an increase of $392,152 in payroll and related benefits as a result of the increase in employees after the reorganization, (ii) an increase in stock-based compensation of $550,502 due to an increase in stock option grants as a result of the TalaTek, Techville and Clear Skies acquisitions, (iii) an increase of $139,267 in professional fees due to additional accounting and legal fees as a result of the TalaTek, Techville and Clear Skies acquisitions, and (iv) an increase in selling, general and administrative fees of $182,284 primarily due to an increase of approximately $95,000 in software and computer supplies expense.

Operating expenses increased for TalaTek by $818,477, or 100%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, as a result of the acquisition, which was consummated on October 1, 2019. Approximately $486,000 was attributable to TalaTek’s administrative payroll and benefits. Operating expenses increased for Techville by $572,240, or 100%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, as a result of the acquisition, which was consummated on May 25, 2020. Approximately $453,000 was attributable to Techville’s administrative payroll and benefits.

Operating expenses increased for Clear Skies by $128,252, or 100%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, as a result of the acquisition, which was consummated on August 1, 2020. Approximately $65,000 was attributable to Techville’s administrative payroll and benefits.

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

Our financial results for the three months ended September 30, 2020 are summarized as follows in comparison to the three months ended September 30, 2019:

For the Three Months Ended September 30, 2020

	Cerberus	TalaTek	Techville	Clear Skies	Total
Revenue	$336,999	$937,615	$593,658	$141,325	$2,009,597
Cost of revenue	310,176	696,772	211,061	93,546	1,311,555
Gross profit	26,823	240,843	382,597	47,779	698,042

Operating expenses	920,412	257,894	421,867	128,252	1,728,425
Operating loss	(893,589)	(17,051)	(39,270)	(80,473)	(1,030,383)
Other income (expense)	(3,646)	763	(1,944)	11	(4,816)
Loss before income taxes	$(897,235)	$(16,288)	$(41,214)	(80,462)	$(1,035,199)

For the Three Months Ended September 30, 2019

	Cerberus	TalaTek	Techville	Clear Skies	Total
Revenue	$281,253	$-	$-	$-	$281,253
Cost of revenue	191,172	-	-	-	191,172
Gross profit	90,081	-	-	-	90,081

Operating expenses	661,485	-	-	-	661,485
Operating loss	(571,404)	-	-	-	(571,404)
Other expense	(3,318)	-	-	-	(3,318)
Loss before income taxes	$(574,722)	$-	$-	$-	$(574,722)

Variance

	Cerberus	TalaTek	Techville	Clear Skies	Total
Revenue	$55,746	$937,615	$593,658	$141,325	$1,728,344
Cost of revenue	119,004	696,772	211,061	93,546	1,120,383
Gross profit	(63,258)	240,843	382,597	47,779	607,961

Operating expenses	258,927	257,894	421,867	128,252	1,066,940
Operating loss	(322,185)	(17,051)	(39,270)	(80,473)	(458,979)
Other expense	(328)	763	(1,944)	11	(1,498)
Loss before income taxes	$(322,513)	$(16,288)	$(41,214)	$(80,462)	$(460,477)

Revenues

For the Three Months Ended September 30, 2020

	Cerberus	TalaTek	Techville	Clear Skies	Total
Managed services	$303,194	$163	$289,824	$-	$593,181
Consulting services	33,806	937,451	303,834	141,325	1,416,416
Total revenue	$337,000	$937,614	$593,658	$141,325	$2,009,597

For the Three Months Ended September 30, 2019

	Cerberus	TalaTek	Techville	Clear Skies	Total
Managed services	$112,250	$-	$-	$-	$112,250
Consulting services	169,003	-	-	-	169,003
Total revenue	$281,253	$-	$-	$-	$281,253

Variance

	Cerberus	TalaTek	Techville	Clear Skies	Total
Managed services	$190,944	$163	$289,824	$-	$480,931
Consulting services	(135,197)	937,451	303,834	141,325	1,247,413
Total revenue	$55,747	$937,614	$593,658	$141,325	$1,728,344

Revenues increased for Cerberus by $55,747, or 20%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, as a result of the Company shifting its service offerings more towads managed services during the period.

Revenues increased for TalaTek by $937,614, or 100%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, as a result of the acquisition, which was consummated on October 1, 2019. Approximately $843,000 was a result of TalaTek’s gap and risk assessment services that was attributable to one major customer.

Revenues increased for Techville by $593,658, or 100%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, as a result of the acquisition, which was consummated on May 25, 2020. Approximately $269,000 was a result of Techville’s managed service offering Tech Connect Pro, approximately $64,000 was a result of Techville’s consulting service offering Tech Connect Cloud and approximately $160,000 was a result of miscellaneous hardware sales associated with Techville’s consulting service offerings.

Revenues increased for Clear Skies by $141,325, or 100%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, as a result of the acquisition, which was consummated on August 1, 2019. Approximately $141,000 was a result of Clear Skies’ gap and risk assessment offerings.

Expenses

Cost of Revenues

For the Three Months Ended September 30, 2020

	Cerberus	TalaTek	Techville	Clear Skies	Total
Managed services	$-	$-	$211,060	$-	$211,060
Consulting services	73,603	158,082	-	-	231,685
Cost of payroll	236,574	538,690	-	93,546	868,810
Total cost of revenue	$310,177	$696,772	$211,060	$93,546	$1,311,555

For the Three Months Ended September 30, 2019

	Cerberus	TalaTek	Techville	Clear Skies	Total
Managed services	$67,120	$-	$-	$-	$67,120
Consulting services	28,723	-	-	-	28,723
Cost of payroll	95,329	-	-	-	95,329
Total cost of revenue	$191,172	$-	$-	$-	$191,172

Variance

	Cerberus	TalaTek	Techville	Clear Skies	Total
Managed services	$(67,120)	$-	$211,060	$-	$143,940
Consulting services	44,880	158,082	-	-	202,962
Cost of payroll	141,245	538,690	-	93,546	773,481
Total cost of revenue	$119,005	$696,772	$211,060	$93,546	$1,120,383

Cost of revenues increased for Cerberus by $119,005, or 62%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, and was primarily the result of an increase in payroll related costs of $141,245 due to an increase in employee and contractual labor after the reorganization.

Cost of revenues increased for TalaTek by $696,772, or 100%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, as a result of the acquisition, which was consummated on October 1, 2019. Approximately, $539,000 was attributable to TalaTek’s payroll and related services.

Cost of revenues increased for Techville by $211,060 or 100%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, as a result of the acquisition, which was consummated on May 25, 2020.

Cost of revenues increased for Clear Skies by $93,546 or 100%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, as a result of the acquisition, which was consummated on August 1, 2020.

Operating Expenses

For the Three Months Ended September 30, 2020

	Cerberus	TalaTek	Techville	Clear Skies	Total
Professional fees	$255,836	$495	$23,105	$5,075	$284,511
Salaries and benefits	147,874	164,307	339,372	64,843	716,396
Advertising and marketing	4,889	25,599	-	-	30,488
Selling, general and administrative	119,154	67,493	59,388	58,334	304,369
Stock based compensation	392,661	-	-	-	392,661
Loss on write-off of account receivable	-	-	-	-	-
Total operating expenses	$920,414	$257,894	$421,865	$128,252	$1,728,425

For the Three Months Ended September 30, 2019

	Cerberus	TalaTek	Techville	Clear Skies	Total
Professional fees	$137,653	$-	$-	$-	$137,653
Salaries and benefits	129,391	-	-	-	129,391
Advertising and marketing	11,500	-	-	-	11,500
Selling, general and administrative	59,133	-	-	-	59,133
Stock based compensation	323,808	-	-	-	323,808
Loss on write-off of account receivable	-	-	-	-	-
Total operating expenses	$661,485	$-	$-	$-	$661,485

Variance

	Cerberus	TalaTek	Techville	Clear Skies	Total
Professional fees	$118,183	$495	$23,105	$5,075	$146,858
Salaries and benefits	18,483	164,307	339,372	64,843	587,005
Advertising and marketing	(6,611)	25,599	-	-	18,988
Selling, general and administrative	60,021	67,493	59,388	58,334	245,236
Stock based compensation	68,853	-	-	-	68,853
Loss on write-off of account receivable	-	-	-	-	-
Total operating expenses	$258,929	$257,894	$421,865	$128,252	$1,066,940

Operating expenses increased for Cerberus by $258,929 or 39%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily as a result of (i) an increase of $118,183 in professional fees due to auditing and accounting consulting fees, and (ii) an increase in stock-based compensation of $68,853 due to an increase in stock option grants as a result of the Clear Skies acquisition.

Operating expenses increased for TalaTek by $257,894, or 100%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, as a result of the acquisition, which was consummated on October 1, 2019. Approximately $164,000 was attributable to TalaTek’s administrative payroll and benefits. Approximately $26,000 was attributable an increase in TiGRIS program spending and approximately $16,000 was attributable to amortization expense related to intangible assets.

Operating expenses increased for Techville by $421,865, or 100%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, as a result of the acquisition, which was consummated on May 25, 2020. Approximately $339,000 was attributable to Techville’s administrative payroll and benefits.

Operating expenses increased for Clear Skies by $128,252, or 100%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, as a result of the acquisition, which was consummated on August 1, 2020. Approximately $65,000 was attributable to Clear Skies’ administrative payroll and benefits.

Working Capital Surplus

Our working capital surplus as of September 30, 2020, in comparison to our working capital surplus as of December 31, 2019, is summarized as follows:

	As of
	September 30,	December 31,
	2020	2019
Current assets	$3,541,729	$2,478,887
Current liabilities	1,973,095	578,687
Working capital surplus	$1,568,634	$1,900,200

The increase in current assets is primarily due to increases in cash and cash equivalents, accounts receivable and prepaid expenses and other current assets of $539,362, $446,397 and $77,083, respectively. The increase in current liabilities is primarily due to increases in accounts payable and accrued expenses and loans payable of $505,171 and $853,070, respectively.

Cash Flows

Our cash flows for the nine months ended September 30, 2020, in comparison to our cash flows for the nine months ended September 30, 2019, can be summarized as follows:

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$(1,157,976)	$31,571
Net cash provided by (used in) investing activities	254,180	(3,386)
Net cash provided by financing activities	1,443,158	424,757
Increase in cash	$539,362	$452,942

Operating Activities

Net cash used in operating activities was $1,157,976 for the nine months ended September 30, 2020 and was primarily due to the net loss of $2,420,446 and an increase in accounts receivable of approximately $192,000. This was partially offset by non-cash expenses of approximately $1,062,000 related to stock-based compensation and an increase in accounts payable and accrued expenses of approximately $365,000. Net cash provided by operating activities was $31,571 for the nine months ended September 30, 2019, primarily due to net loss of $998,861, which was partially offset by non-cash expenses of approximately $524,000 related to stock-based compensation and an increase in accounts payable and accrued expenses of $483,460.

Investing Activities

Net cash provided by investing activities of $254,180 for the nine months ended September 30, 2020 was due to cash acquired in the Techville and Clear Skies Acquisitions. Net cash used in investing activities of $3,386 for the nine months ended September 30, 2019 was due to purchases of computer equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $1,443,158, which was primarily due to cash received from the sale of the Company’s common stock of $790,000 and cash received as loans from the U.S. Small Business Administration’s Paycheck Protection Program of $709,600. Net cash provided by financing activities for the nine months ended September 30, 2019 was $424,757 and was due to cash received from the sale of the Company’s common stock of $610,300, which was offset by cash distributions to member of $125,270.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Significant Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended September 30, 2020 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020.

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

The Company does not disclose the value of unsatisfied performance obligations for contracts with original expected duration of one year or less.

Disaggregation of Revenue

Revenue consists of the following by service offering for the nine months ended September 30, 2020:

	Managed Services	Consulting Services	Total
Primary Sector Markets
Public	$6,500	$2,496,939	$2,503,439
Private	1,296,124	730,368	2,026,492
Not-for-Profit	44,814	53,560	98,374
	$1,347,438	$3,280,867	$4,628,305

Major Service Lines
CISO as a Service	$26,950	$-	$26,950
Gap and Risk Assessment	-	2,916,511	2,916,511
Managed Security Services	932,722	-	932,722
Tech Connect Pro	358,146	-	358,146
Tech Connect Cloud	-	86,583	86,583
Tech Connect Security	29,197	-	29,197
Hardware	-	159,856	159,856
Other	423	117,917	118,340
	$1,347,438	$3,280,867	$4,628,305

Revenue consists of the following by service offering for the nine months ended September 30, 2019:

	Managed Services	Consulting Services	Total
Primary Sector Markets
Public	$-	$-	$-
Private	334,700	273,939	608,639
Not-for-Profit	-	24,745	24,745
	$334,700	$298,684	$633,384

Major Goods/Service Lines
CISO as a Service	$208,000	$-	$208,000
Gap and Risk Assessment	-	298,684	298,684
Managed Security Services	126,700	-	126,700
Tech Connect Pro	-	-	-
Tech Connect Cloud	-	-	-
Tech Connect Security	-	-	-
Hardware	-	-	-
Other	-	-	-
	$334,700	$298,684	$633,384

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

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements herein for the quarter ended September 30, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

Except as described below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

During the nine months ended September 30, 2020, the Company issued an aggregate of 350,000 and 325,000 shares of common stock with a fair value of $0.40 and $2.00 per share, respectively, to investors for cash proceeds of $790,000.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Certificate of Amendment of Certificate of Incorporation of the Registrant effective September 26, 2019	10-12G	3.3	10/2/2019
3.2	By-laws of the Registrant	10-12G	3.4	10/2/2019
4.1	Form of Common Stock Certificate of the Registrant	10-K	4.1	3/30/2020
4.2	Description of Securities Registered under Section 12 of the Exchange Act	10-K	4.2	3/30/2020
10.1	Agreement for the Purchase and Sale of Limited Liability Company Interests of GenResults, LLC effective April 12, 2019	10-12G	10.1	10/2/2019
10.2	Agreement and Plan of Merger by and among the Registrant, TalaTek, LLC, TalaTek Merger Sub and Baan Alsinawi effective September 23, 2019	10-K	10.2	3/30/2020
10.3	Unsecured Note Agreement between the Registrant and Jemmett Enterprises, LLC effective December 31, 2018	10-K	10.3	3/30/2020
10.4	Stock Repurchase Agreement between the Registrant and Alan Kierman effective September 1, 2019	10-K	10.4	3/30/2020
10.5	2019 Equity Incentive Plan	10-K	10.5	3/30/2020
10.6	Employment Agreement between the Registrant and David G. Jemmett effective September 30, 2019	10-12G	10.2	10/2/2019
10.7	Employment Agreement between the Registrant and William Santos effective August 13, 2019	10-12G	10.3	10/2/2019
10.8	Engagement for Financial Services dated November 8, 2019 between the Registrant and Eventus Consulting, P.C.	10-K	10.8	3/30/2020
10.9	Stock Purchase Agreement by and among the Registrant, Technologyville, Inc. and Brian Yelm, effective May 25, 2020	8-K	10.1	5/29/2020
10.10	Share Purchase Agreement among the Registrant, Clear Skies Security, LLC and all of its Members, effective July 31, 2020	8-K	10.1	8/6/2020
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
32.1**	Section 1350 Certification of Chief Executive Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERBERUS CYBER SENTINEL CORPORATION

By:	/s/ David G. Jemmett
David G. Jemmett
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)
Date: November 16, 2020

