Form 10-K
period 2020-12-31
CERBERUS CYBER SENTINEL CORP
filed 2021-03-31
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

6900 E. Camelback Road, Suite 240, Scottsdale, AZ 85251

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020) was $42,014,281, computed by reference to the price at which the common stock was last sold ($2.05 per share).

The registrant had 117,729,971 shares of common stock outstanding as of March 31, 2021.

CERBERUS CYBER SENTINEL CORPORATION

2020 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

The information contained in this report should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. Certain statements made in this report are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Unless otherwise indicated or the context requires otherwise, the terms “Company,” “we,” “us,” and “our” refer to Cerberus Cyber Sentinel Corporation, a Delaware corporation, and its wholly owned subsidiaries including GenResults, LLC, an Arizona limited liability company (“GenResults”), TalaTek, LLC, a Virginia limited liability company (“TalaTek”), Technologyville, Inc., an Illinois corporation (“Techville”), Clear Skies Security, LLC, a Georgia limited liability company (“Clear Skies”), and Alpine Security, LLC, an Illinois limited liability company (“Alpine”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Forward-looking statements made in this Annual Report on Form 10-K include statements about:

●	our ability to achieve and sustain profitability of the existing lines of business through expansion;
●	our ability to raise sufficient capital to acquire world-class engineer-owned cybersecurity companies;
●	our ability to attract and retain world-class cybersecurity talent;
●	our ability to identify potential acquisition targets within predetermined parameters;
●	our ability to successfully execute acquisitions, integrate the acquired businesses and create synergies as a nationwide cybersecurity consolidator;
●	our ability to attract and retain key technology or management personnel and to expand our management team;
●	the accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing;
●	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as the recent outbreak of COVID-19);
●	our ability to attract and retain clients; and
●	our ability to navigate through the increasingly complex cybersecurity regulatory environment.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2020, any of which may cause our Company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Corporate History

Cerberus Cyber Sentinel Corporation (“Cerberus Sentinel”) was formed on March 5, 2019 as a Delaware corporation. Our principal offices are located at 6900 E. Camelback Road, Suite 240, Scottsdale, AZ 85251.

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

On October 2, 2019, we filed a Registration Statement on Form 10-12G (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) to register our common stock, par value $0.00001, under the Exchange Act. The Registration Statement became effective on December 1, 2019.

Effective May 25, 2020, we entered into a Stock Purchase Agreement with Techville and its sole shareholder, pursuant to which Techville became a wholly owned subsidiary of the Company (the “Techville Acquisition”). Under the terms of the Techville Acquisition, all issued and outstanding common stock of Techville was exchanged for an aggregate of 3,392,271 shares of the Company’s common stock.

Effective August 1, 2020, we entered into a Stock Purchase Agreement with Clear Skies and its equity holders, pursuant to which Clear Skies became a wholly owned subsidiary of the Company (the “Clear Skies Acquisition”). Under the terms of the Clear Skies Acquisition, all issued and outstanding equity securities in Clear Skies were exchanged for an aggregate of 2,330,000 shares of the Company’s common stock.

On December 16, 2020, we entered into an Agreement and Plan of Merger (the “Alpine Merger Agreement”) pursuant to which Alpine became a wholly owned subsidiary of the Company. All units representing membership interests of Alpine issued and outstanding were converted into 900,000 shares of our common stock.

Our Business

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

We currently provide a multitude of cybersecurity services including managed security service, cybersecurity consulting, technology consulting, compliance auditing, vulnerability assessment, penetration testing, security remediation, Security Operations Center (“SOC”) set-up and consulting and cybersecurity training. We differentiate ourselves from competitors by staying technology agnostic. We believe that many cybersecurity service providers in the market today are committed to a specific technology solution which limits their service scope and ability to quickly respond to any emerging cybersecurity challenges. In addition, as we continue to serve our clients within our existing capacities, we plan to continue making strategic acquisitions of small-to-medium-sized engineer-led cybersecurity service businesses to continue to expand our service scope and geographical coverage. We believe that having a world-class technology team with multi-faceted expertise is key to providing technology agnostic solutions to our clients and maximizing their return on investment from cybersecurity and information technology (“IT”) spending.

Cybersecurity Market

As the world has become increasingly connected through the Internet and the Internet of Things (“IoT”), cyberattacks have prevailed and evolved over the years, in different forms, causing uncontainable threats to the integrity and privacy of enterprise and personal data and resulted in significant economic losses globally. The number IoT devices worldwide is forecast to almost triple from 8.74 billion in 2020 to more than 25.4 billion IoT devices in 2030. In 2020, the highest number of IoT devices is found in China with 3.17 billion devices. IoT devices are used in all types of industry verticals and consumer markets, with the consumer segment accounting for around 60 percent of all IoT connected devices in 2020. This share is projected to stay at this level over the next ten years.

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

Managed Services

Our Managed Services focus on a holistic approach to cybersecurity based on an upfront gap analysis of our clients’ existing cybersecurity practices. We provide multiple offerings in the service portfolio including the following:

●	CISO-as-a-service: Many companies are in need of cybersecurity services but do not have the capital resources or knowledge base to hire a Chief Information Security Officer (“CISO”). We offer this service to companies on an ongoing consulting basis as a resource to augment their management team. CISO-as-a-service includes road mapping the future state for the client and providing our knowledge and expertise to help them achieve their security needs;

●	Culture education and enablement offering: This targets the root cause for 75% of cyber breach events by starting with a culture of security-forward thinking;
●	Tools and technology provisioning offering: We provide technology-agnostic solutions catering to a client’s existing products and enhances the cyber defense system by making carefully selected additions without bias and to fit their financial profile;
●	Data and privacy offering: This ensures that a client’s data security and privacy are properly managed to alleviate risks of data loss and breach;
●	Regulations and compliance offering: We evaluate a client’s policies and procedures and implement the appropriate compliance framework based on the latest industry regulations and obligations; and
●	SOC services: We offer SOC-as-a-service, which is a subscription-based service that manages and monitors client’s logs, devices, clouds, network and assets for possible cyber threats. This service provides the clients with the knowledge and skills necessary to combat cybersecurity threats.

Consulting Services

Our consulting services include a wide array of tailored solutions for organizations of all sizes. Our in-depth industry expertise allows us to act as the trusted advisor of our clients to help them lower their risk profile, minimize cost impact to organizations and meet regulatory compliance demands. We specialize in:

●	Cybersecurity consulting: Bringing the culture of cybersecurity to a client’s leadership team and penetrating throughout the organization is a critical first step of building any cybersecurity system. Through our consulting service, we dive in both at the cultural and technical aspects of cybersecurity within the organization. We help our clients build effective policies and best practices, design or enhance a cybersecurity system and train the executive management team so that the culture at the top is set to facilitate diligent implementation of cybersecurity awareness.

●	Compliance auditing: We provide auditing services under several compliance frameworks as follows:

○	Service Organization 2 (“SOC 2”) – This is an auditing procedure that focuses on a business’ non-financial reporting controls related to security, availability, processing, integrity, confidentiality, and privacy of a system;
○	Payment Card Industry Data Security Standard (“PCI DSS”) – This is a standard administered by the Payment Card Industry Security Standards Council;
○	Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and The Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) – These are laws regulated by the Department of Health and Human Services (“HHS”) to secure the privacy and confidentiality of protected health information (“PHI”);
○	HITRUST CSF – This is a comprehensive security framework (“CSF”) developed by the Health Information Trust Alliance (“HITRUST”) in collaboration with healthcare, technology and information security leaders, to create, access, store and exchange sensitive and/or regulated data; and
○	The National Institute of Standards and Technology (“NIST”) – This was formally known as the National Bureau of Standards, which is a federal agency that promotes and maintains measurement standards while encouraging and assisting industry and science to develop and use these standards.

●	Gap and risk assessment: We perform security risk gap analysis and advanced threat intelligence and analytics to identify potential areas of security risk and monitor potential breaches on a frequent basis. Evaluating all aspects of the business from executive management, finance, legal, human resources, compliance, operations and then IT. This is to ensure the organization has a holistic understanding of their company’s security posture.

●	Penetration testing: We offer network and application-level penetration testing performed through industry tools and verified by certified security experts. At the network level, we conduct network scans for clients at pre-defined intervals based on their preference. Subsequent automatic scans are performed at the same IP address. We also make further attempts to exploit any vulnerability found by the network scan to eliminate false positives. At the application level, we utilize techniques such as parameter tampering, cookie poisoning, session hijacking, user privilege escalation, credential manipulation, forceful browsing, backdoors and debug options, configuration subversion, input validation bypass, SQL injection, and cross-site scripting to assess the application for known vulnerabilities.

Growth Strategy

Cybersecurity service and consulting firms operate on various forms of business models. Cerberus Sentinel does not sell product; we promote a cybersecurity culture. Our growth strategy will focus on external acquisition and internal scalability to drive that culture within our clients’ organizations. Therefore, our revenue streams mainly come from service and consulting fees. As the cybersecurity market grows over years, we continue to see an increasing number of players entering the market with different sets of qualifications. However, organizations facing cybersecurity issues also usually lack the expertise to identify the right service provider or do not have the capital resources to hire a qualified CISO. We believe that this is where our growth opportunity lies since the lack of expertise leads to information asymmetry which causes additional noise in the cybersecurity marketplace and exposes organizations to greater risks if found issues are not mitigated with the right group of experts. Furthermore, the industry is in need of highly qualified technology professionals in the cybersecurity field. A limited pool of talent results in increasing compensation and cost to retain such talent which in turn compromises companies’ bottom-line profitability and then increases the need to work externally with a partner such as Cerberus Sentinel. We believe that cybersecurity threats worsen with time. With the cost of cybercrime estimated   to reach $6 trillion globally in 2021, there is a significant demand for skilled cybersecurity professionals to combat these threats and manage cyber defenses. The New York Times estimates that there will be approximately 3.5 million open cybersecurity jobs across the globe in 2021.

Our external acquisition strategy targets engineer-owned cybersecurity firms in the top thirty U.S. markets with existing revenue in the range of $2 million to $15 million and profit margin of at least 15% to 25%, although there could be opportunities beyond the larger end of this range. We expect each acquisition to be strategic and accretive, and we expect to obtain direct access to a pool of ready-to-deploy and seasoned cybersecurity talent and enhanced access to a larger client base geographically.

Our internal scalability strategy focuses on exploring and capitalizing on synergies with the acquired companies. With strategic acquisitions, on the topline, we expect to provide a broadened service offering which translates into more diverse revenue streams and a larger client base. We also anticipate that we will be able to broaden our geographical sales coverage and reduce client acquisition costs. We also intend to synergize best practices across the platform which will enhance client experience and client loyalty. On the bottom line, we plan to centralize general and administrative support functions in one location which we expect to improve net margins across service lines. We believe that this will allow our management to focus on sales initiatives and accelerate internal operations scalability. We believe that our acquisition strategy will allow us to realize annual savings on centralized operations, generate additional revenue from upselling to existing clients, and add revenue from new clients.

Acquisitions During 2020 and 2019

On December 16, 2020, we entered into the Alpine Merger Agreement pursuant to which Alpine became a wholly owned subsidiary of the Company. All units representing membership interests of Alpine issued and outstanding were converted into 900,000 shares of our common stock. Alpine provides tailored cybersecurity solutions that meet clients’ objectives and reduce cyberattack risk. Alpine’s flagship services include CISO-as-a-Service, Penetration Testing, and Private Cybersecurity Training. Alpine has broad experience and capabilities and focuses on the following areas: cybersecurity assessment and testing for medical device manufacturers, healthcare cybersecurity, and private certification training, such as CEH, CISSP, and Security+. Alpine is based in O’Fallon, Illinois.

Effective August 1, 2020, we entered into a Stock Purchase Agreement with Clear Skies, pursuant to which Clear Skies became a wholly owned subsidiary of the Company (the “Clear Skies Acquisition”). Under the terms of the Clear Skies Acquisition, all issued and outstanding equity securities in Clear Skies were exchanged for an aggregate of 2,330,000 shares of our common stock. Clear Skies is an information technology consulting firm specializing in identifying security vulnerabilities by extensive testing of their clients. This can be used for exposing security loopholes in the client’s systems and is a process that is crucial to safeguard important data. One such extensive test is Penetration Testing, or a Pen Test, which refers to the simulated cyber-attack that is made to exploit a data system at a certain point to detect the exploitable vulnerabilities within a client’s system security. After a vulnerability is found that could possibly be used to exploit the system to gain access to the client’s data, Clear Skies then creates mediation or remedies or immediate corrective measures for resolving vulnerability. Clear Skies also performs remediation, future cybersecurity road mapping and proactive planning with their clients to protect clients from possible future exposures. Clear Skies is based in Alpharetta, Georgia and has a regional office in Stuart, Florida.

Effective May 25, 2020, we entered into a Stock Purchase Agreement pursuant to which Techville became a wholly owned subsidiary of the Company (the “Techville Acquisition”). Under the terms of the Techville Acquisition, all issued and outstanding common stock of Techville was exchanged for an aggregate of 3,392,271 shares of our common stock. Techville is an information technology consulting firm specializing in automated managed services for businesses through various product and service offerings including Tech Connect Pro, Tech Connect Cloud Services, Tech Connect Drive and Tech Connect Security. Techville operates from three offices located in Algonquin, Illinois, Mesa, Arizona and New Braunfels, Texas. Techville’s staff of 12 people consists of a multi-disciplinary group with expertise in engineering, operations and sales. Techville’s client-base of over 50 companies spans a range of industries from behavioral health, manufacturing, communications and financial services.

Effective October 1, 2019, we entered into an Agreement and Plan of Merger (the “TalaTek Merger Agreement”) pursuant to which TalaTek became a wholly owned subsidiary of the Company. Under the TalaTek Merger Agreement, all issued and outstanding units representing membership interests in TalaTek were converted into an aggregate of 6,200,000 shares of our common stock. TalaTek provides complete integrated enterprise risk management services by leveraging their specialized combination of methodologies, processes and technology, collectively known as Enterprise Compliance Management Solution (“ECMS”). ECMS enables efficient and repeatable risk, compliance and information security management, facilitating continuous improvement and empowering clients to make better informed risk decisions. These services are currently provided primarily to the public sector.

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

Competition in the Cybersecurity Market

The cybersecurity market is highly fragmented. In the top quartile, the market is dominated by several major global companies such as Mandiant, IBM Corporation, Cisco Systems, AVG Technologies, Broadcom and Dell. The rest of the market is highly competitive without dominant players. We face direct competition from all small-to-medium-sized cybersecurity service providers nationwide given the broad service scope we currently provide. Many competitors provide cloud-based services which means our competition is not restricted by regions. It is critical for our executive management team to identify and attract strategic acquisition targets in order to strengthen our competitive advantage as a cybersecurity consolidator, which we believe brings higher service quality, more diverse service scope, and broader geographical coverage at a lower cost.

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

The three main cybersecurity regulations are HIPAA, the 1999 Gramm-Leach-Bliley Act, and the 2002 Homeland Security Act, which included the Federal Information Security Management Act (“FISMA”). The three regulations mandate that healthcare organizations, financial institutions and federal agencies protect their systems and information. FISMA, which applies to every government agency, requires the development and implementation of mandatory policies, principles, standards, and guidelines on information security. However, the regulations do not address numerous computer related industries, such as internet service providers and software companies. Furthermore, the regulations do not specify what cybersecurity measures must be implemented and require only a “reasonable” level of security.

In addition, the National Cyber Security Division is another regulatory body that is a division of the Office of Cyber Security & Communications within the United States Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency. The major attack this year targeted at SolarWinds has become a focal point for adhering to industry standard in compliance. From a regulatory compliance standpoint, data loss or exposure in the network opens a company up to potentially heavy fines resulting from violations of data privacy laws, including the European Union’s General Data Protection Regulation (GDPR), the California Consumer Privacy Act (CCPA), or the Health Insurance Portability and Accountability Act (HIPAA).

COVID-19 Response

On March 13, 2020, the United States declared a national emergency in response to the COVID-19 pandemic. Subsequently, states enacted stay-at-home orders to slow the spread of the virus that causes COVID-19, and reduce the burden on the U.S. health care system. In response to COVID-19, our senior leadership assessed the impact across our entire team and no additional measures were deemed necessary to take. Our objective was to ensure the health, safety and well-being of our employees, customers, and the communities we service. We believe that our response to COVID-19 and financial performance in 2020 was a direct result of the dedication and strength of our team members and our strong culture.

Human Capital Initiative

We are a trusted cybersecurity expert providing safe, efficient, and sustainable services to our existing and new communities. Our success is the direct result of the dedication and strength of our team and promotes equity, diversity, integrity, inclusion, reliability and accountability. We believe that a combination of diverse team members and an inclusive culture contributes to our success. Each member is a valued part of our team bringing a diverse perspective to help grow business and achieve our goals. Our tradition of serving employees, customers and investors is at the core of our culture.

Employees

As of December 31, 2020, we had 61 employees. In addition, we utilize independent contractors for projects of short duration or where specialized knowledge, or experience is needed for a complex project. We are not dependent on any independent contractor, and we believe adequate replacements would be available in the event any such contractor becomes unavailable to us. We believe our relations with our employees is good.

Transfer Agent

Our stock transfer agent is Securities Transfer Corporation, located at 2901 N. Dallas Parkway, Plano, Texas 75093. Its telephone number is (469) 633-0101, and its website is www.stctransfer.com.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. Readers of this Annual Report on Form 10-K should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. An investor in our common stock could lose all or part of their investment due to any of these risks.

Risks Related to Our Business and Industry

We will need to raise capital to realize our business plan and growth strategy, the failure of which could adversely impact our operations.

For the year ended December 31, 2020 and as of the date of this report, we assessed our financial condition and concluded that we have sufficient resources for the next twelve months from the date of this report. Our auditor’s report for the year ended December 31, 2020 does not include a going concern opinion on the matter. However, management is still required to assess our ability to continue as a going concern. We had a net loss of $3,413,262 for the year ended December 31, 2020. During the same period, cash used in operations was $1,702,080 and our accumulated deficit as of December 31, 2020 was $4,866,772. Management is unable to predict if and when we will be able to generate significant positive cash flow or achieve profitability. Our plan regarding these matters is to strengthen our revenues and continue improving operational efficiencies across the business. There can be no assurances that we will be successful in increasing revenues, improving operational efficiencies or that financing will be available or, if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing into calendar year 2021, we may need to cut back or curtail our expansion plans.

We may need to raise additional capital in the future by issuing equity or other forms of securities, which could significantly reduce the percentage ownership of our existing shareholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing common stock. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our shareholders. In addition, any adverse conditions in the credit and equity markets may adversely affect our ability to raise funds when needed. Any failure to achieve adequate funding will delay our acquisition efforts and could lead to abandonment of one or more of our acquisition initiatives, as well as prevent us from responding to competitive pressures or take advantage of unanticipated acquisition opportunities.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2020, we had 61 employees. As a result of acquisitions, we must continue to carefully integrate managerial, operational, sales, marketing, financial, and other personnel in the expanded organization and manage cost. Future growth will impose significant added responsibilities on members of management, including:

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

Our success depends substantially on the efforts and abilities of our senior management and certain key personnel, including, but not limited to our Chief Executive Officer, David G. Jemmett, our President, William Santos, and our Chief Operating Officer, Bryce Hancock. We currently do not hold any key man insurance for them. The competition for qualified management and key personnel is intense. The loss of services of one or more of our key employees, or the inability to hire, train, and retain key personnel, especially executive managers with cybersecurity industry knowledge, could delay the execution of new acquisitions, launch of new service programs, disrupt our business, and interfere with our ability to execute our business plan.

We operate in an industry that is experiencing a shortage of qualified engineers. If we are unable to recruit and retain key management, technical and sales personnel, our business would be negatively affected.

To execute our growth strategy, we must continue to attract and retain highly skilled employees. Competition for these employees is intense, especially for cybersecurity engineers, as there is a global shortage of engineers who can provide the technical and strategic skills required for us to deliver high levels of services to our clients and potential clients. We may not be successful in attracting and retaining qualified employees. We have from time-to-time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for these highly skilled employees have greater resources than we have. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock options, restricted stock grants or other stock-based compensation they are to receive in connection with their employment. Declines in the value of our stock could adversely affect our ability to attract or retain key employees and result in increased employee compensation expenses. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We depend on independent contractors to provide certain services for which we do not have the necessary expertise or capacity. Any compromise in service quality as a result of our dependence on independent contractors may harm our business.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. There can be no assurance that the services of these independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, some of our business activities may be delayed, or terminated, and we may not be able to mitigate negative impacts or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, if at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to continue to expand our business and, accordingly, may not achieve our business goals.

We have recently acquired several businesses. Our growth strategy is driven by successful acquisitions of businesses that provide comparable or complementary services. Our ability to fulfill this strategy will be limited if we fail to identify and consummate acquisitions.

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

Any business acquisition creates risks such as, among others: (i) the need to integrate and manage the businesses acquired with our own business; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; and (iv) diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (a) substantial investment of funds or financings by issuance of debt or equity securities; (b) substantial investment with respect to technology transfers and operational integration; and (c) the acquisition or disposition of lines of businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of our existing stockholders or result in the issuance of, or assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources. Any such activities may not be successful in generating revenue, income or other returns, and any resources we commit to such activities will not be available to us for other purposes. Moreover, if we are unable to access the capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability to take advantage of growth opportunities or address risks associated with acquisitions or investments in businesses may negatively affect our operating results.

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

If we are able to consummate additional acquisitions of other service providers, we believe that our increased client base would create cross-selling and up-selling opportunities. We need high-quality service and exemplary client management to retain and grow our client base. We also plan to launch sales and marketing efforts including trade show appearance, sales demo and advertising campaigns in various forms to promote our brand name. If our marketing efforts are not successful, we may lose existing clients or fail to obtain new clients. Our inability to grow sales as the Company expands in operations may result in loss, and we may not become profitable.

Our business strategy may impose limitations in our ability to accurately forecast future revenue and operating results.

Our operating results are dependent on a variety of factors including purchasing patterns of our clients, competitive pricing, debt servicing, and general economic trends. Our revenue and operating results may fluctuate if our sales targets are not met, new service offerings receive poor client response, or client acquisition costs increase due to competition. In addition to these factors, our acquisition strategy may impose additional risks to the predictability of our operating results. Revenue streams may be volatile given uncertainty in the closing timeline of new acquisitions. Unexpected expenses may be incurred during due diligence and post-acquisition. We cannot provide assurances that we will be successful in managing these risks.

Our future results may be affected by various legal and regulatory proceedings and legal compliance risks, including those involving intellectual property, environmental, governmental regulations and other anti-bribery, anti-corruption, or other matters.

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

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or elsewhere, our business may be adversely affected. The spread of COVID-19 has caused many countries around the world to impose quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Employers (including us) are also required to prepare and increase, as much as possible, the capacity and arrangement for employees to work remotely. We are still assessing the effect on our business, along with the potential impact of recent vaccines that may impact any such effects on the spread of COVID-19 and the actions implemented by the government of the United States and elsewhere across the globe.

The spread of an infectious disease, including COVID-19, may also result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. The extent to which COVID-19 impacts our business, and the business of our clients, will depend on future developments including recent vaccines, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

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

Cyber-attacks or other breaches of network or IT security may cause equipment failures or disrupt the systems and operations of us and our clients. The potential liabilities associated with these events could exceed the insurance coverage we or our clients maintain, if any. An inability to operate as a result of such events, even for a limited period of time, may result in significant expenses or loss of clients. In addition, a failure to protect our, or our client’s, enterprises, networks, privacy of customer and employee confidential data against breaches of network or IT security could result in damage to our reputation. To date, we have not been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, resulted in a material adverse effect on our business, operating results and financial condition.

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

Because our services are aimed at protecting clients from, and limiting the impact of, critical business interruptions and losses related to cyber-attacks, if our client’s experience losses related to cyber-attacks that result in lost profits or other indirect or consequential damages to our clients, such events could expose us to lawsuits. Our service agreements with our clients typically contain provisions limiting our liability. However, we cannot provide assurances that a court would enforce any contractual limitations on our liability. The outcome of any such lawsuit would depend on the specific facts of the case and any legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards that may exceed our liability insurance coverage by unknown but significant amounts, which could materially impair our financial condition.

If we fail to meet our service level obligations under our service level agreements, we may be subject to certain penalties and could lose clients.

We have service level agreements with many of our managed services clients under which we guarantee specified levels of service availability. These arrangements require us to estimate the level of service we will provide. If we fail to meet our service level obligations under these agreements, we may be subject to penalties, which could result in higher-than-expected costs, and we may lose clients, which could lead to decreased revenue and decreased gross and operating margins. If we fail to meet our service level obligations under these agreements, our reputation may suffer as a result.

The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnification.

We provide services in circumstances where insurance or indemnification may not be available, or is not obtained. Our existing insurance coverages may not be sufficient or additional insurance may not be available to protect us against operational risks and other uncertainties that we face. Liabilities or claims arising from our services in excess of any indemnity or insurance coverage could harm our financial condition, cash flows and operating results. Any claim, even if fully covered or insured, could negatively affect our reputation in the marketplace and make it more difficult for us to compete effectively. The defense of such claims may be costly and time consuming and could divert the attention of management.

We indemnify our officers and directors against liability to us and our shareholders, and such indemnification could increase our operating costs.

Our certificate of incorporation and bylaws require us to indemnify our officers and directors against claims associated with carrying out the duties of their offices. Our bylaws also requires us to reimburse them for the costs of certain legal defenses. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our officers, directors or control persons, the SEC has advised that such indemnification is against public policy and is therefore unenforceable.

Our industry is highly competitive, and there is no assurance that we will compete successfully.

Our current and potential competitors vary by size, service offerings and geographic location. Competitors include technology companies, consulting companies, telecommunication companies, technology resellers, hardware and software companies, and others. Many of our competitors have entrenched relationships in particular industries, or have gained a reputation for expertise in a specific segment of the cybersecurity market, including services, software and hardware. The primary competitive factors in our market are: security, reliability and functionality, customer service and technical expertise, reputation and brand recognition, financial strength, breadth of products and services offered, price, and scalability. Many of our current and potential competitors have substantially greater financial, technical and marketing resources; more diversified product and service offerings; larger customer bases; longer operating histories; greater brand recognition; and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

●	adapt more rapidly to new or emerging technologies and changes in customer requirements;
●	develop superior services and expand their product and service offerings more efficiently or rapidly, and thereby gain greater market acceptance;
●	bundle products and services that we may not offer or in a manner that provides our competitors with a price advantage;
●	take advantage of acquisitions and other opportunities more readily;
●	maintain a lower cost basis;
●	adopt more aggressive pricing policies and devote greater resources to the promotion, marketing and sales of their products and services; and
●	devote greater resources to the research and development of their products and services.

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

Increasingly complex cybersecurity regulations and standards may have a significant impact on our business, and it may require us to substantially invest in our development capabilities to meet compliance requirements and may negatively impact our ability to offer certain services and become profitable.

Federal and state legislatures continue to advance policy proposals in recent years to address cyber threats directed at governments and private businesses. As threats continue to evolve and expand and as the pace of new technologies accelerates, legislatures are making cybersecurity measures a high priority. At the federal and state level, close to 300 bills or resolutions have been introduced and considered that deal significantly with cybersecurity. These proposals are at multiple stages of development and may result in new standards concerning different areas. Our business expansion strategy focuses on accretive acquisitions of other cybersecurity service providers in the top thirty U.S. markets to achieve greater service coverage. The complex regulatory environment in each state may require us to dedicate additional resource to ensure our service scope and service quality are in compliance with the standards enacted in each state in which we operate. We may incur additional legal and compliance costs, and our service scope may be constrained due to compliance requirements. Any such constraint may cause a delay in our service launch and negatively impact our operating results. We may also face litigation or other enforcement actions if we fail to respond appropriately to these regulatory measures in certain states.

We may become subject to disputes, including litigation, that could negatively impact our business and our profitability and financial condition.

We may become subject to disputes with third parties from time to time. Any such dispute could result in litigation between us and the other parties. Whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention and financial resources to its resolution (through litigation, settlement or otherwise), which would detract from our management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant. In addition, any such resolution could involve our agreement with terms that restrict the operation of our business    .

If we incur additional debt, we could become subject to restrictive covenants and debt service obligations that could negatively impact our operations.

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

The preparation of our financial statements involves the use of estimates, judgments, and assumptions, and our financial statements may be materially affected if they prove to be inaccurate.

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

Risks Related to our Common Stock

The market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including, among others:

●	sales or potential sales of substantial amounts of our common stock;
●	announcements about us or about our competitors or new service introductions;
●	conditions in the cybersecurity and IT services industries;
●	governmental regulation and legislation;
●	variations in our anticipated or actual operating results;
●	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations; and
●	overall political and economic conditions.

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

We have an aggregate of 117,729,971 issued and outstanding shares of common stock as of March 30, 2021. The Plan Shares issued in connection with the merger with VCAB are freely tradeable. The remainder of the outstanding shares may be sold, subject to certain volume limitations, pursuant to Rule 144 or other available exemptions. Also, in the future, we may issue additional securities in connection with investments and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding stock. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority, Inc. (“FINRA”) has adopted rules that require that, in recommending an investment to a client, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for certain customers. FINRA requirements will likely make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in the shares, resulting in fewer broker-dealers may be willing to make a market in our shares, potentially reducing a stockholder’s ability to resell shares of our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our Certificate of Incorporation authorizes the issuance of up to 250,000,000 shares of our common stock. Our board of directors may choose to issue some or all of such shares to acquire one or more companies and to fund our overhead and general operating requirements. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

Our directors and executive officers beneficially own a substantial majority of our outstanding common stock and will have the ability to control our affairs.

Our directors and executive officers beneficially own over 70% of our outstanding common stock. By virtue of these holdings, they effectively control the election of the members of our board of directors, our management and our affairs and may prevent us from consummating corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.

We do not know whether an active, liquid and orderly trading market will develop for our common stock.

There has been no active trading market for our common stock. An active trading market for our shares may never develop or be sustained. No assurance can be provided that a purchaser of our common stock will be able to resell their shares of common stock at or above the price that they acquired those shares. We can provide no assurances that the fair market value of common stock will increase or that the market price of common stock will not fluctuate or decline significantly.

We are eligible to be treated as an “emerging growth company,” as defined in the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following our initial public offering, although circumstances could cause us to lose that status earlier.

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

We have never paid any cash dividends, and currently do not intend to pay any dividends for the foreseeable future. Our board of directors has not directed the payment of any dividends and does not anticipate paying dividends on the shares for the foreseeable future and intends to retain any future earnings to the extent necessary to develop and expand our business. Payment of cash dividends, if any, will depend, among other factors, on our earnings, capital requirements, and the general operating and financial condition, and will be subject to legal limitations on the payment of dividends out of paid-in capital. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen, and investors may lose all of their investment in our company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own any real property. A description of the leased premises we utilize for offices facilities is as follows:

Entity	Property Description
The principal office:
Cerberus Cyber Sentinel Corporation Corporate Headquarters	● ●	Located at 6900 E. Camelback Road, Suite 240, Scottsdale, Arizona 85251 Cost is $6,558 per month through December 31, 2021 and $6,695 per month through December 31, 2022

In addition to the Company’s headquarters, the Company also has other short-term leases, none of which the Company believes to be material to its operations. We believe that our offices are suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms, along with the consolidation of any office space that we feel may be necessary from time-to-time as we integrate our acquisitions now or in the future.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings that we anticipate would result in a material adverse effect on our business or operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Pink Current Information Tier of OTC Markets under the symbol “CISO” and has been quoted on the OTC since June 26, 2020.

As of March 30, 2021, there were approximately 700 holders of record of our common stock. Shares of our common stock are also held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the total number of beneficial owners of our stock.

Our common stock has had limited trading activity. Since June 26, 2020 and up to the date of this report, our common stock has traded at a range from $2.00 to $3.05.

Dividend Policy

To date, we have paid no dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. We plan to retain all earnings to provide funds for the operations of our company. In the future, our board of directors will decide whether to declare and pay dividends based upon our earnings, financial condition, capital requirements, and other factors that our board of directors may consider relevant. We are not under any contractual restriction as to present or future ability to pay dividends.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2020, we issued 170,200 shares of common stock with a fair value of $2.00 per share to accredited investors for cash proceeds of $341,009. For each such transaction, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as transactions by an issuer not involving any public offering. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2019, Quarterly Reports on Form 10-Q for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020 and Current Reports on Form 8-K filed with the Securities and Exchange Commission, and press releases made by us), and we were available to answer questions by prospective investors. We reasonably believe that each of the investors is an accredited investor. The proceeds were used to reduce our working capital deficiency and for other corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

We are a security services company comprised of highly trained security professionals who work with clients throughout the United States to create a continuously aware security culture. We do not sell cybersecurity products. We position ourselves as a trusted cybersecurity advisor and are committed to delivering tailored security solutions to organizations of different sizes and across all geographies and industries to fit their budgetary needs and limit their cyber threat exposure.

We currently provide a multitude of cybersecurity services including managed security service, cybersecurity consulting, technology consulting, compliance auditing, vulnerability assessment, penetration testing, security remediation, Security Operations Center (“SOC”) set-up and consulting and cybersecurity training. We differentiate ourselves from competitors by staying technology agnostic. We believe that many cybersecurity service providers in the market today are committed to a specific technology solution which limits their service scope and ability to quickly respond to any emerging cybersecurity challenges. In addition, as we continue to serve our clients within our existing capacities, we plan to continue making strategic acquisitions of small-to-medium-sized engineer-led cybersecurity service businesses to continue to expand our service scope and geographical coverage. We believe that having a world-class technology team with multi-faceted expertise is key to providing technology agnostic solutions to our clients and maximizing their return on investment from cybersecurity and information technology (“IT”) spending.

Corporate History

We were formed on March 5, 2019 as a Delaware corporation. Our principal offices are located at 6900 E. Camelback Road, Suite 240, Scottsdale, AZ 85251.

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

On April 12, 2019, we consummated a transaction whereby VCAB merged with and into us. At the time of the VCAB Merger, VCAB was subject to a bankruptcy proceeding and had minimal assets, no equity owners and no liabilities, except for approximately 1,500 holders of Class 5 Allowed General Unsecured Claims and a holder of allowed administrative expenses. Pursuant to the terms of the VCAB Merger, and in accordance with the bankruptcy plan, we issued an aggregate of 2,000,000 shares of our common stock to the Claim Holders as full settlement and satisfaction of their respective claims. As provided in the bankruptcy plan, the Plan Shares were issued pursuant to Section 1145 of the United States Bankruptcy Code. As a result of the VCAB Merger, the separate corporate existence of VCAB was terminated. We entered into the merger in order to increase our shareholder base in order to, among other things, assist us in satisfying the listing standards of a national securities exchange.

Effective as of October 1, 2019, we entered into an Agreement and Plan of Merger pursuant to which TalaTek became our wholly owned subsidiary. Under the TalaTek Merger, all issued and outstanding units representing membership interests in TalaTek were converted into an aggregate of 6,200,000 shares of our common stock.

On October 2, 2019, we filed a Registration Statement on Form 10-12G with the SEC to register our common stock, par value $0.00001, under the Exchange Act. The Registration Statement became effective on December 1, 2019.

Significant Developments in 2020

Effective May 25, 2020, we entered into a Stock Purchase Agreement with Techville and its sole shareholder, pursuant to which Techville became a wholly owned subsidiary of the Company. Under the terms of the Techville Acquisition, all issued and outstanding common stock of Techville was exchanged for an aggregate of 3,392,271 shares of the Company’s common stock.

Effective August 1, 2020, we entered into a Stock Purchase Agreement with Clear Skies and its equity holders, pursuant to which Clear Skies became a wholly owned subsidiary of the Company. Under the terms of the Clear Skies Acquisition, all issued and outstanding equity securities in Clear Skies were exchanged for an aggregate of 2,330,000 shares of the Company’s common stock.

On December 16, 2020, we entered into an Agreement and Plan of Merger pursuant to which Alpine became a wholly owned subsidiary of the Company. All units representing membership interests of Alpine issued and outstanding were converted into 900,000 shares of our common stock.

Results of Operations

Comparison of the Years Ended December 31, 2020 to the Years Ended December 31, 2019

Our financial results for the year ended December 31, 2020 are summarized as follows in comparison to the year ended December 31, 2019:

For the Year Ended December 31, 2020

	Cerberus	TalaTek	Techville	Other(1)	Total
Revenue	$1,764,940	$3,440,893	$1,336,887	$698,108	$7,240,828
Cost of Sales	1,158,802	2,423,831	417,563	365,370	4,365,566
Gross Profit	606,138	1,017,062	919,324	332,738	2,875,262

Operating Expenses	3,996,289	835,261	1,037,282	413,292	6,282,124
Operating Income (Loss)	(3,390,151)	181,801	(117,958)	(80,554)	(3,406,862)
Other Income (Expense)	(2,722)	843	(4,136)	(385)	(6,400)
Gain (Loss) before income taxes	$(3,392,873)	$182,644	$(122,094)	$(80,939)	$(3,413,262)

For the Year Ended December 31, 2019

	Cerberus	TalaTek	Techville	Other(1)	Total
Revenue	$982,466	$925,464	$-	$-	$1,907,930
Cost of Sales	465,078	471,094	-	-	936,172
Gross Profit	517,388	454,370	-	-	971,758

Operating Expenses	1,966,737	347,536	-	-	2,314,273
Operating Gain (Loss)	(1,449,349)	106,834	-	-	(1,342,515)
Other Income (Expense)	(11,942)	89	-	-	(11,853)
Gain (Loss) before income taxes	$(1,461,291)	$106,923	$-	$-	$(1,354,368)

Variance

	Cerberus	TalaTek	Techville	Other(1)	Total
Revenue	$782,474	$2,515,429	$1,336,887	$698,108	$5,332,898
Cost of revenue	693,724	1,952,737	417,563	365,370	3,429,394
Gross profit	88,750	562,692	919,324	332,738	1,903,504

Operating expenses	2,029,552	487,725	1,037,282	413,292	3,967,851
Operating loss	(1,940,802)	74,967	(117,958)	(80,554)	(2,064,347)
Other expense	9,220	754	(4,136)	(385)	5,453
Loss before income taxes	$(1,931,582)	$75,721	$(122,094)	$(80,939)	$(2,058,894)

(1)	Based on the insignificant nature of the operational activities of Clear Skies and Alpine during the year ended December 31, 2020, the Company has combined them into one category, titled Other, for the purposes of this presentation.

Revenues

For the Year Ended December 31, 2020

	Cerberus	TalaTek	Techville	Other(1)	Total
Managed services	$1,124,031	$679	$690,159	$-	$1,814,869
Consulting services	640,909	3,440,214	646,728	698,108	5,425,959
Total revenue	$1,764,940	$3,440,893	$1,336,887	$698,108	$7,240,828

For the Year Ended December 31, 2019

	Cerberus	TalaTek	Techville	Other(1)	Total
Managed services	$424,023	$235	$-	$-	$424,258
Consulting services	558,443	925,229	-	-	1,483,672
Total revenue	$982,466	$925,464	$-	$-	$1,907,930

Variance

	Cerberus	TalaTek	Techville	Other(1)	Total
Managed services	$700,008	$444	$690,159	$-	$1,390,611
Consulting services	82,466	2,514,985	646,728	698,108	3,942,287
Total revenue	$782,474	$2,515,429	$1,336,887	$698,108	$5,332,898

(1)	Based on the insignificant nature of the operational activities of Clear Skies and Alpine during the year ended December 31, 2020, the Company has combined them into one category, titled Other, for the purposes of this presentation.

Revenues increased for Cerberus by $782,474, or 80%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, as a result of the Company having an increase of approximately $417,000 in managed security services to a major customer.

Revenues increased for TalaTek by $2,515,429, or 271%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, as a result of the acquisition, which was consummated on October 1, 2019. Approximately $2,515,000 of the increase was a result of TalaTek’s gap and risk assessment services that is attributable to one major customer.

Revenues increased for Techville by $1,336,887, or 100%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, as a result of the acquisition, which was consummated on May 25, 2020. Approximately $690,000 is a result of Techville’s managed service offering, Tech Connect Pro, approximately $370,000 was a result of Techville’s consulting service offering, Tech Connect Cloud, and approximately $269,000 was a result of miscellaneous hardware sales associated with Techville’s consulting service offerings.

Revenues increased for Clear Skies and Alpine by $698,108, or 100%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, as a result of the acquisitions, which were consummated on August 1, 2020 and December 16, 2020, respectively. Approximately $698,000 is a result of Clear Skies’ and Alpine’s gap and risk assessment service offerings.

Expenses

Cost of Revenues

For the Year Ended December 31, 2020

	Cerberus	TalaTek	Techville	Other(1)	Total
Managed services	$4,839	$-	$417,546	$-	$422,385
Consulting services	225,387	427,056	17	3,701	656,161
Cost of payroll	928,576	1,996,775	-	361,669	3,287,020
Total cost of revenue	$1,158,802	$2,423,831	$417,563	$365,370	$4,365,566

For the Year Ended December 31, 2019

	Cerberus	TalaTek	Techville	Other(1)	Total
Managed services	$143,065	$-	$-	$-	$143,065
Consulting services	124,183	24,066	-	-	148,249
Cost of payroll	197,830	447,028	-	-	644,858
Total cost of revenue	$465,078	$471,094	$-	$-	$936,172

Variance

	Cerberus	TalaTek	Techville	Other(1)	Total
Managed services	$(138,226)	$-	$417,546	$-	$279,320
Consulting services	101,204	402,990	17	3,701	507,912
Cost of payroll	730,746	1,549,747	-	361,669	2,642,162
Total cost of revenue	$693,724	$1,952,737	$417,563	$365,370	$3,429,394

(1)	Based on the insignificant nature of the operational activities of Clear Skies and Alpine during the year ended December 31, 2020, the Company has combined them into one category, titled Other, for the purposes of this presentation.

Cost of revenues increased for Cerberus by $693,724, or 149%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, and was primarily the result of an increase in payroll related costs of approximately $732,000 due to an increase in employee and contract labor after the reorganization with GenResults.

Cost of revenues increased for TalaTek by $1,952,737, or 415%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, as a result of the acquisition, which was consummated on October 1, 2019. Approximately $1,550,000 was attributable to TalaTek’s payroll and related services.

Cost of revenues increased for Techville by $417,563, or 100%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, as a result of the acquisition, which was consummated on May 25, 2020.

Cost of revenues increased for Clear Skies and Alpine by $365,370, or 100%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, as a result of the acquisitions, which were consummated on August 1, 2020 and December 16, 2020, respectively.

Operating Expenses

For the Year Ended December 31, 2020

	Cerberus	TalaTek	Techville	Other(1)	Total
Professional fees	$861,844	$3,500	$43,657	$17,525	$926,526
Advertising and marketing	41,889	104,599	131	3,617	150,236
Selling, general and administrative	1,170,702	727,162	993,494	402,728	3,294,086
Stock based compensation	1,896,276	-	-	-	1,896,276
Loss on impairment	-	-	-	-	-
Loss on write-off of account receivable	15,000	-	-	-	15,000
Total operating expenses	$3,985,711	$835,261	$1,037,282	$423,870	$6,282,124

For the Year Ended December 31, 2019

	Cerberus	TalaTek	Techville	Other(1)	Total
Professional fees	$616,393	$5,943	$-	$-	$622,336
Advertising and marketing	25,292	27,201	-	-	52,493
Selling, general and administrative	501,401	214,392	-	-	715,793
Stock based compensation	823,651	-	-	-	823,651
Loss on impairment	-	100,000	-	-	100,000
Loss on write-off of account receivable	-	-	-	-	-
Total operating expenses	$1,966,737	$347,536	$-	$-	$2,314,273

Variance

	Cerberus	TalaTek	Techville	Other(1)	Total
Professional fees	$245,451	$(2,443)	$43,657	$17,525	$304,190
Advertising and marketing	16,597	77,398	131	3,617	97,743
Selling, general and administrative	669,301	512,770	993,494	402,728	2,578,293
Stock based compensation	1,072,625	-	-	-	1,072,625
Loss on impairment	-	(100,000)	-	-	(100,000)
Loss on write-off of account receivable	15,000	-	-	-	15,000
Total operating expenses	$2,018,974	$487,725	$1,037,282	$423,870	$3,967,851

(1)	Based on the insignificant nature of the operational activities of Clear Skies and Alpine during the year ended December 31, 2020, the Company has combined them into one category, titled Other, for the purposes of this presentation.

Operating expenses increased for Cerberus by $2,018,974, or 103%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily as a result of (i) an increase in stock-based compensation of $1,072,625 due to an increase in stock option grants as a result of the TalaTek, Techville, Clear Skies and Alpine acquisitions, (ii) an increase of $245,451 in professional fees relating to accounting and legal expenses as a result of the TalaTek, Techville, Clear Skies and Alpine acquisitions, and (iii) an increase in selling, general and administrative expenses of $669,301 primarily due to an increase of $525,500 in payroll and related benefits as a result of the increase in employees after the reorganization with GenResults and approximately $150,000 in software and computer supplies expense.

Operating expenses increased for TalaTek by $487,725, or 140%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, as a result of the acquisition, which was consummated on October 1, 2019. Approximately $297,000 was attributable to TalaTek’s administrative payroll and benefits.

Operating expenses increased for Techville by $1,037,282, or 100%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, as a result of the acquisition, which was consummated on May 25, 2020. Approximately $833,000 was attributable to Techville’s administrative payroll and benefits.

Operating expenses increased for Clear Skies and Alpine by $423,870, or 100%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, as a result of the acquisitions, which were consummated on August 1, 2020 and December 16, 2020, respectively. Approximately $257,000 was attributable to Clear Skies’ and Alpine’s administrative payroll and benefits.

Working Capital Surplus

Our working capital surplus as of December 31, 2020, in comparison to our working capital surplus as of December 31, 2019, is summarized as follows:

	As of
	December 31,	December 31,
	2020	2019
Current assets	$6,346,008	$2,478,887
Current liabilities	3,863,594	578,687
Working capital surplus	$2,482,414	$1,900,200

The increase in current assets is primarily due to increases in cash and cash equivalents, accounts receivable and prepaid expenses and other current assets of $3,320,385, $474,869 and $71,867, respectively. The increase in current liabilities is primarily due to increases in accounts payable and accrued expenses and convertible notes payable of $340,903 and $2,926,609, respectively.

Cash Flows

Our cash flows for the year ended December 31, 2020, in comparison to our cash flows for the year ended December 31, 2019, can be summarized as follows:

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(1,702,080)	$(203,358)
Net cash provided by investing activities	285,297	169,790
Net cash provided by financing activities	4,737,167	1,830,207
Increase in cash	$3,320,384	$1,796,639

Operating Activities

Net cash used in operating activities was $1,702,080 for the year ended December 31, 2020 and was primarily due to the net loss of $3,413,262 which was partially offset by non-cash expenses of approximately $1,896,000 related to stock-based compensation. Net cash used in operating activities was $203,358 for the year ended December 31, 2019, primarily due to net loss of $1,354,368, which was partially offset by non-cash expenses of approximately $824,000 related to stock-based compensation and an decrease in accounts payable and accrued expenses of $146,027.

Investing Activities

Net cash provided by investing activities of $285,297 for the year ended December 31, 2020 was due to cash acquired in the Techville, Clear Skies and Alpine Acquisitions. Net cash provided by investing activities of $169,790 for the year ended December 31, 2019 was due to cash acquired in the TalaTek acquisition.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $4,737,167, which was primarily due to cash received from the sale of the Company’s common stock of $1,131,009, cash received as loans from the U.S. Small Business Administration’s Paycheck Protection Program of $709,600, and cash received from the issuance of a convertible note payable of $3,000,000. Net cash provided by financing activities for the year ended December 31, 2019 was $1,830,207 and was due to cash received from the sale of the Company’s common stock of $2,045,000. This was partially offset by cash distributions to member of $124,580.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant estimates and assumptions include the allowance of doubtful accounts, the carrying value of intangible assets and goodwill, deferred tax asset and valuation allowance, the estimated fair value of assets acquired, liabilities assumed and stock issued in business combinations and assumptions used in the Black-Scholes-Merton pricing model, such as expected volatility, risk-free interest rate, and expected dividend rate. Actual results could differ from those estimates.

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

The Company does not disclose the value of unsatisfied performance obligations for contracts with original expected duration of one year or less.

Disaggregation of Revenue

Revenue consists of the following by service offering for the year ended December 31, 2020:

	Managed Services	Consulting Services	Total
Primary Sector Markets
Public	$-	$3,473,113	$3,473,113
Private	1,733,144	1,912,269	3,645,413
Not-for-Profit	81,725	40,577	122,302
	$1,814,869	$5,425,959	$7,240,828

Major Service Lines
CISO as a Service	$20,550	$-	$20,550
Gap and Risk Assessment	-	4,779,231	4,779,231
Managed Security Services	1,099,749	-	1,099,749
Tech Connect Pro	640,218	-	640,218
Tech Connect Cloud	-	158,645	158,645
Tech Connect Security	53,674	-	53,674
Hardware	-	269,272	269,272
Other	678	218,811	219,489
	$1,814,869	$5,425,959	$7,540,828

Revenue consists of the following by service offering for the year ended December 31, 2019:

	Managed Services	Consulting Services	Total
Primary Sector Markets
Public	$-	$606,541	$606,541
Private	405,153	611,400	1,016,553
Not-for-Profit	19,105	265,731	284,836
	$424,258	$1,483,672	$1,907,930

Major Service Lines
CISO as a Service	$216,000	$-	$216,000
Gap and Risk Assessment	-	1,483,672	1,483,672
Managed Security Services	208,023	-	208,023
Tech Connect Pro	-	-	-
Tech Connect Cloud	-	-	-
Tech Connect Security	-	-	-
Hardware	-	-	-
Other	235	-	235
	$424,258	$1,483,672	$1,907,930

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

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our consolidated financial statements herein for the year ended December 31, 2020.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020   was not effective.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. As of the date of this report, we have hired additional finance and accounting staff that we expect will positively impact our segregation of duties in the coming quarters. In addition, we have established an audit committee in the first quarter of 2021.

ITEM 9B. OTHER INFORMATION

On December 14, 2020, the Company appointed Bryce Hancock, 44, as Chief Operating Officer. Mr. Hancock brings more than 20 years of C-Level and managerial experience to the Company. Most recently, from 2012 to 2018, he served as the Chief Financial Officer, Treasurer and Secretary at BeyondTrust, a global cyber security software company, where Mr. Hancock was responsible for many aspects of the BeyondTrust business, including finance, accounting and operations, leading up to its sale to Bomgar Corporation in 2018. Previously, from 2009 to 2012, he served as Chief Financial Officer at eEye Digital Security. He also serves on the board of directors of the Fiesta Bowl. Mr. Hancock received degrees in finance and accounting, magna cum laude, from the University of Arizona in 1998.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our Directors and Executive Officers. The age of each Director and Executive Officer listed below is given as of March 25, 2021.

Name	Age	Position
David G. Jemmett (3)	54	Chief Executive Officer and Director
William Santos	55	President
Bryce Hancock	44	Chief Operating Officer
Stephen Scott	53	Director
Sandra Morgan (1) (2) (3)	42	Director
Ret. General Robert C. Oaks (3)	84	Director
R. Scott Holbrook (1) (2) (3)	72	Director
Andrew McCain (1) (2)	54	Director

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating committee

Our Executive Officers

David G. Jemmett – Chief Executive Officer & Director

Mr. Jemmett has been our Chief Executive Officer and a director of the Company since its formation, and also serves as or Principal Financial Officer and Principal Accounting Officer. He also founded GenResults, LLC in 2015, which is now a wholly owned subsidiary of the Company. From January 2014 through December 2014, Mr. Jemmett served as CEO of NantCloud, LLC, a provider of secure cloud-hosted applications for healthcare customers, and CTO of NantWorks, LLC, a parent company for the “Nant” family of companies. From 2005 to 2013, Mr. Jemmett was founder and CEO of ClearDATA Networks Corporation, a HIPAA compliant hosting company specializing in healthcare. He has been a guest speaker on CBS, CNN, MSNBC and CSPAN, and has spoken before the U.S. Senate Subcommittee on Telecommunications and Internet Security regarding internet technologies in 1998.

Mr. Jemmett is qualified for service as a director of the Company due to his extensive business background, his experience in the cybersecurity industry, and his significant equity ownership in the Company.

William Santos – President

Mr. Santos has been our President since July 15, 2019. He also served as our Chief Operating Officer from July 15, 2019 through December 10, 2020. He has spent over 30 years in technology sales, service delivery, and executive leadership. Prior to his appointment as the Company’s President, from February 2017 to November 2018, Mr. Santos was President of Stelligent Systems, an AWS DevOps organization. After the sale of Stelligent to Mphasis, he served as CEO of Mphasis-Stelligent, a company specializing in DevOps Automation on the Amazon Web Services (AWS) cloud, from November 2018 to July 2019. Prior to February 2017, and after a 10-year career with IBM, Mr. Santos successfully launched and sold Atlantec Group, his first professional services firm. He started the professional services business unit at Software House International (“SHI”). After SHI, Mr. Santos joined Hosting.com in 2010 to build the professional services organization before shifting roles and leading the acquisition of several professional service organizations including Ntirety, a database services firm, and Stelligent Systems from 2013 to 2018. Mr. Santos has two degrees in computer science and engineering from the Massachusetts Institute of Technology.

Bryce Hancock – Chief Operating Officer

Mr. Hancock was appointed as Chief Operating Officer on December 14, 2020. Mr. Hancock brings more than 20 years of C-Level and managerial experience to the Company. Most recently, from 2012 to 2018, he served as the Chief Financial Officer, Treasurer and Secretary at BeyondTrust, a global cyber security software company, where Mr. Hancock was responsible for many aspects of the BeyondTrust business, including finance, accounting and operations, leading up to its sale to Bomgar Corporation in 2018. Previously, from 2009 to 2012, he served as Chief Financial Officer at eEye Digital Security. He also serves on the board of directors of the Fiesta Bowl. Mr. Hancock received degrees in finance and accounting, magna cum laude, from the University of Arizona in 1998.

Our Directors

Stephen Scott – Director

Mr. Scott was appointed as a director on April 11, 2019 and is a founder of the Company. Mr. Scott has been a Partner with Advisor ID (formerly BRI Partners), a financial services technology firm, since 2016. Mr. Scott was Managing Director of Longboard Asset Management from 2016 through 2017. From 2009 until 2016, Mr. Scott was at Van Eck Global, from 2009 to 2014, where he served as the Co-Head of the Alternatives Committee and as portfolio manager. Mr. Scott has founded and managed several investment partnerships focused on both private and public investment strategies since 1995. Mr. Scott received a degree in business administration from the University of Florida.

Mr. Scott is qualified for service as a director of the Company due to his background in both the financial services and technology industries.

Sandra Morgan - Director

Ms. Morgan was appointed as a director on February 1, 2021. Ms. Morgan has served as Chairwoman of the Nevada Gaming Control Board from January 2019 to November 2020 and as Commissioner of the Nevada Gaming Commission from May 2018 to January 2019. She also served as Director of External Affairs at AT&T from January 2016 to January 2018. Ms. Morgan also currently serves on the Board of Directors at Fidelity National Financial and holds a Juris Doctor, Law from UNLV.

Ms. Morgan is qualified for service as a director of the Company due to her experience with regulatory and compliance issues.

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

R. Scott Holbrook – Director

Mr. Holbrook was appointed as a director on May 1, 2019. Since 2013, Mr. Holbrook has been a Principal at Mountain Summit Advisors, a specialty firm focused on mergers and acquisition of primarily healthcare technology and services, and a strategic advisor to Health Catalyst, a company focused on data analytics and warehousing primarily in healthcare. Prior to that time, he served as the Executive Vice President of Medicity, a population health management company providing solutions for health information exchange, business intelligence, and provider and patient engagement, from 2002 to 2013. In 1998 Mr. Holbrook founded KLAS where he remains as a board member. He has served in executive positions at IHC, GTE, Sunquest Information Systems, Integrated Medical Networks and is a founder of Park City Solutions. Mr. Holbrook is a HIMSS Fellow. He holds a Master of Science from Utah State University and a Bachelor of Science from Brigham Young University.

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

Board of Directors

Our Board currently consists of six (6) members. All directors hold office until the next annual meeting of stockholders.

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

The Board has concluded that each of Ms. Morgan, Ret. General Oaks, Mr. Holbrook and Mr. McCain is “independent” based on the listing standards of the Nasdaq Stock Market, having concluded that any relationship between such director and our company, in its opinion, does not interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Board Committees

Our Board has established an Audit Committee, a Compensation Committee and a Nominating Committee, with each comprised of independent directors in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations. The members of the Audit Committee are Ms. Morgan and Messrs. McCain and Holbrook. The members of the Compensation Committee are Ms. Morgan and Messrs. Holbrook and McCain. The members of the Nominating Committee are Ms. Morgan and Messrs. Holbrook and Oaks.

Each committee operates under a written charter that has been approved by our Board.

Audit Committee

The Audit Committee (a) assists the Board in fulfilling its oversight of: (i) the quality and integrity of our financial statements; (ii) our compliance with legal and regulatory requirements relating to our financial statements and related disclosures; (iii) the qualifications and independence of our independent auditors; and (iv) the performance of our independent auditors; and (b) prepares any reports that the rules of the SEC require be included in our proxy statement for our annual meeting.

The Audit Committee was formed on December 10, 2020 and did not hold any meetings in the year-ended 2020. The Board has determined that each member of the Audit Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations. In addition, the Board has determined that Mr. McCain is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and has designated him to fill that role.

At no time since the commencement of our most recently completed fiscal year was a recommendation of the Audit Committee to nominate or compensate an external auditor not adopted by the Board of Directors.

The Audit Committee is responsible for the oversight of our financial reporting process on behalf of the Board and such other matters as specified in the Audit Committee’s charter or as directed by the Board. Our Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged by us for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us (or to nominate the independent registered public accounting firm for stockholder approval), and each such registered public accounting firm must report directly to the Audit Committee. Our Audit Committee must approve in advance all audit, review and attest services and all non-audit services (including, in each case, the engagement and terms thereof) to be performed by our independent auditors, in accordance with applicable laws, rules and regulations.

Compensation Committee

The Compensation Committee (i) assists the Board of Directors in discharging its responsibilities with respect to compensation of our executive officers and directors, (ii) evaluates the performance of our executive officers, and (iii) administers our stock and incentive compensation plans and recommends changes in such plans to the Board as needed.

The Compensation Committee was formed on December 10, 2020 and did not hold any meetings in the year-ended 2020. The Board has determined that each member of the Compensation Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

Nominating and Committee

The Nominating Committee assists the Board in (i) identifying qualified individuals to become directors, (ii) determining the composition of the Board and its committees, (iii) developing succession plans for executive officers, (iv) monitoring a process to assess Board effectiveness, and (v) developing and implementing our corporate governance procedures and policies.

The Nominating Committee was formed on December 10, 2020 and did not hold any meetings in the year-ended 2020. The Board has determined that each member of the Nominating Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the total compensation paid or accrued during the years ended December 31, 2020 and 2019, to our Chief Executive Officer, who is also our Chief Financial Officer, and our President and Chief Operating Officer (the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensa- tion ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
David G.	2020	208,958	-	-	-	-	-	-	208,958
Jemmett CEO (2)	2019	56,249	-	-	-	-	-	-	56,249
William	2020	247,708	-	-	180,744	-	-	-	428,452
Santos President (3)	2019	61,667	-	-	615,645	-	-	-	677,312
Bryce	2020	9,375	-	-	3,333,345	-	-	-	3,342,720
Hancock COO (4)	2019	-	-	-	-	-	-	-	-

(1)	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for the Company that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 10 to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2020.

(2)	Effective September 30, 2019, the Company entered into an employment agreement with Mr. Jemmett, who has served as our Chief Executive Officer since inception, to serve as the Company’s Chief Executive Officer. Pursuant to the agreement, Mr. Jemmett earned an initial base annual salary of $225,000, which was increased to $250,000 upon the commencement of quotations for our common stock on the OTC Markets on June 26, 2020.

(3)	On May 15, 2019, the Company entered into an employment agreement with Mr. Santos to serve as the Company’s Chief Operating Officer. Pursuant to the agreement, as amended, Mr. Santos earns an initial base annual salary of $225,000, with an annual guaranteed bonus of $15,000, which will be increased to an annual base salary of $245,000 upon the Company achieving gross annual revenues of $20,000,000 in any calendar year and an increase to an annual base salary of $300,000 upon the Company achieving gross annual revenues of $40,000,000 in any calendar year. Mr. Santos is entitled to receive a discretionary annual bonus of up to 100% of his annual base salary, at the discretion of the Board, based on performance and company objectives.

(4)	On December 14, 2020, the Company entered into an employment agreement with Mr. Hancock to serve as the Company’s Chief Operating Officer. Pursuant to the agreement, Mr. Hancock earns an initial base annual salary of $225,000, which will be increased at the discretion of the Company’s Board.

Narrative Disclosure to Summary Compensation Table

David G. Jemmett

On September 30, 2019, the Company entered into an employment agreement with Mr. Jemmett, who has served as our Chief Executive Officer since inception, to serve as the Company’s Chief Executive Officer (the “Jemmett Employment Agreement”). The Jemmett Employment Agreement is evergreen and can be terminated by either party. Pursuant to the Jemmett Employment Agreement, Mr. Jemmett earned an initial annual base salary of $225,000, which was increased to an annual base salary of $250,000 upon the Company’s common stock becoming quoted on the OTC Markets. Mr. Jemmett’s base salary may be increased in accordance with the Company’s normal compensation and performance review policies. He is entitled to receive a discretionary annual bonus of up to 100% of his annual base salary, at the discretion of the Board, based on performance and Company objectives. Subject to approval by the Board, Mr. Jemmett is entitled to stock options under the Company’s 2019 Equity Incentive Plan. The stock options will vest at 33% on the one-year anniversary of the Jemmett Employment Agreement and the remaining 66% of the options will vest monthly over the next 12 months. As of December 31, 2020, the Board had not approved or granted any stock options to Mr. Jemmett. Mr. Jemmett is also eligible to participate in the Company’s standard benefit plans.

William Santos

On May 15, 2019, the Company entered into an employment agreement with Mr. Santos to serve as the Company’s Chief Operating Officer (the “Santos Employment Agreement”). The Santos Employment Agreement is evergreen and can be terminated by either party. Pursuant to the Santos Employment Agreement, as amended, Mr. Santos earns an initial base annual salary of $225,000, with an annual guaranteed bonus of $15,000, which will be increased to an annual base salary of $245,000 upon the Company achieving gross annual revenues of $20,000,000 in any calendar year and an increase to an annual base salary of $300,000 upon the Company achieving gross annual revenues of $40,000,000 in any calendar year. Mr. Santos is entitled to receive a discretionary annual bonus of up to 100% of his annual base salary, at the discretion of the Board, based on performance and company objectives. Subject to approval by the Board, Mr. Santos is entitled to stock options under the Company’s 2019 Equity Incentive Plan. Mr. Santos is also eligible to participate in the Company’s standard benefit plans.

Bryce Hancock

On December 14, 2020, the Company entered into an employment agreement with Mr. Hancock to serve as the Company’s Chief Operating Officer (the “Hancock Employment Agreement”). The Hancock Employment Agreement is evergreen and can be terminated by either party. Pursuant to the Hancock Employment Agreement, Mr. Hancock earns an initial base annual salary of $225,000, which may be increased at the discretion of the Board. In addition to Mr. Hancock’s current options, he is also entitled to receive an additional 1,000,000 options immediately before the Company’s listing onto Nasdaq at an exercise price of $2.00 per share and an additional 1,000,000 options to be granted in the future based on certain performance guidelines at the discretion of the Board. Mr. Hancock is also eligible to participate in the Company’s standard benefit plans.

Outstanding Equity Awards at December 31, 2020

The following table summarizes the outstanding equity awards held by each named executive officer as of December 31, 2020.

Name	Grant Date	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

David G. Jemmett	-	-	-	-	-

William Santos (1)	July 15, 2019	1,832,750	1,167,250	0.38	July 15, 2024
	January 29, 2020	-	1,000,000	0.50	January 20, 2025

Bryce Hancock (2)	December 15, 2020	-	3,000,000	2.00	December 15, 2025

(1)	On January 29, 2020, Mr. Santos, under the 2019 Plan, was granted options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share that vest at a rate of 33% at the one year anniversary from the grant date, with the remainder vesting in twenty-four equal installments on the last day of each month thereafter. On July 15, 2019, Mr. Santos, under the 2019 Plan, was granted options to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share that vest at a rate of 33% at the one year anniversary from the grant date and then monthly over the subsequent twelve-month period.

(2)	On December 15, 2020, Mr. Hancock, under the 2019 Plan, was granted options to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share, that vest at a rate of 30% at the one year anniversary from the grant date, with the remainder vesting in twenty-four equal installments on the last day of each month thereafter.

Option Exercises in 2019

There were no option exercises by our named executive officers during our fiscal year ended December 31, 2020 and 2019.

Director Compensation

The following table sets forth for each director certain information concerning their compensation for the year ended December 31, 2020:

Name (2)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David G. Jemmett	-	-	-	-	-	-	-
Stephen Scott	-	-	-	-	-	-	-
Robert C. Oaks (3)	-	-	34,778	-	-	-	34,778
Scott Holbrook (3)	-	-	34,778	-	-	-	34,778
Andy McCain (3)	-	-	34,778	-	-	-	34,778
Sandra Morgan	-	-	-	-	-	-	-

Notes:

(1)	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for the Company that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 10 (Stock Based Compensation) to our financial statements, which are included in the Annual Report on Form 10-K.

(2)	All directors receive reimbursement for reasonable out of pocket expenses in attending Board meetings and for participating in our business.

(3)

Aggregate number of option awards outstanding as of December 31, 2020 was 1,200,000, or 400,000 each, of which (i) 200,000 options each are exercisable at an exercise price of $0.40 per share and (ii) 200,000 shares each are exercisable at an exercise price of $0.50 per share.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a member of the Board, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our Board or Compensation Committee during the fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 30, 2021 for (a) the named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 30, 2021 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 117,729,971 shares of common stock outstanding on March 30, 2021.

Security Ownership of Certain Beneficial Holders

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent
Jemmett Enterprises, LLC c/o Cerberus Cyber Sentinel Corporation 6900 E. Camelback Road, Suite 240 Scottsdale, AZ 85251	66,435,000	(1)	56.43%
Baan Alsinawi c/o Cerberus Cyber Sentinel Corporation 6900 E. Camelback Road, Suite 240 Scottsdale, AZ 85251	6,477,778	(4)	5.49%

Security Ownership of Directors and Executive Officers

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent
David G. Jemmett c/o Cerberus Cyber Sentinel Corporation 6900 E. Camelback Road, Suite 240 Scottsdale, AZ 85251	66,435,000	(1)	56.43%
William Santos c/o Cerberus Cyber Sentinel Corporation 6900 E. Camelback Road, Suite 240 Scottsdale, AZ 85251	3,443,167	(2)	2.84%
Bryce Hancock c/o Cerberus Cyber Sentinel Corporation 6900 E. Camelback Road, Suite 240 Scottsdale, AZ 85251	—	(3)	—
Stephen Scott c/o Cerberus Cyber Sentinel Corporation 6900 E. Camelback Road, Suite 240 Scottsdale, AZ 85251	18,150,000	(5)	15.42%
Andrew McCain c/o Cerberus Cyber Sentinel Corporation 6900 E. Camelback Road, Suite 240 Scottsdale, AZ 85251	583,333	(6)	<1%
Robert C. Oaks c/o Cerberus Cyber Sentinel Corporation 6900 E. Camelback Road, Suite 240 Scottsdale, AZ 85251	208,333	(7)	<1%
Scott Holbrook c/o Cerberus Cyber Sentinel Corporation 6900 E. Camelback Road, Suite 240 Scottsdale, AZ 85251	208,333	(7)	<1%
Sandra Morgan c/o Cerberus Cyber Sentinel Corporation 6900 E. Camelback Road, Suite 240 Scottsdale, AZ 85251	25,000	(8)	<1%
Directors & Executive Officers as a Group (8 persons)	95,530,944		81.05%

Notes:

(1)	David G. Jemmett, managing member, of Jemmett Enterprises, LLC, has voting and dispositive power over the shares held by Jemmett Enterprises, LLC.

(2)	Consists of shares issuable upon the exercise of outstanding options.

(3)	Mr. Hancock was granted options to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share, that vest at a rate of 30% at the one year anniversary from the grant date, with the remainder vesting in twenty-four equal installments on the last day of each month thereafter.

(4)	Consists of shares held directly and issuable upon the exercise of outstanding options.

(5)	Consists of 12,900,000 shares held directly, 5,000,000 shares beneficially held by TVMT LLC and 250,000 shares beneficially held by JLS 401k Trust.

(6)	Consists of (i) 375,000 shares held indirectly as executor of the Andrew and Lucy McCain Family Trust and for which Mr. McCain has voting and dispositive power, and (ii) 283,334 shares issuable upon the exercise of outstanding options.

(7)	Consists of shares issuable upon the exercise of outstanding options.

(8)	Consists of shares issuable upon the exercise of outstanding options.

Securities Authorized for Issuance Under Existing Equity Compensation Plan

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	21,828,700	$0.9993	3,171,300
Equity compensation plans not approved by security holders	-	-	-
Total	21,828,700	$0.9993	3,171,300

(1)	Consists of the 2019 Equity Incentive Plan. The aggregate number of shares of common stock that may be issued pursuant to options granted under this Plan or Bonus Stock Awards under this Plan shall not exceed 25,000,000 shares. For a description of this plan, see Note 10 to our 2020 Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Except as set out below, during the year ended December 31, 2020, there were no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;
●	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
●	any promoters and control persons; and
●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Note Payable with Executive Officer

On December 31, 2018, the Company entered into an unsecured note payable with Jemmett Enterprises, LLC, an entity under common control of the Company’s Chief Executive Officer and majority stockholder, for a principal amount of $200,000. The note had an original maturity date of June 30, 2020, and bears an interest rate of 6% per annum. On June 29, 2020, the note payable was extended to July 30, 2021. During the year ended December 31, 2020 and 2019, the Company made cash payments of $50,000 and $90,213, respectively. The outstanding principal balance of this loan is $59,787 and $109,787, as of December 31, 2020 and 2019, respectively.

Note Payable with Entity Beneficially Controlled by Director

On December 23, 2020  , the Company issued a 6% unsecured convertible note to Hensley & Company (the “Lender”), in consideration of the Lender lending the Company $3,000,000 (the “Principal Amount”). The Principal Amount, together with accrued and unpaid interest, is due on December 31, 2021 (the “Maturity Date”), with no prepayment option. Interest is calculated at 6% per annum (based on a 360-day year) and is payable monthly. The Maturity Date may be extended at the Company’s election to December 31, 2022. At any time prior to or on the Maturity Date, the Lender may convert all or any portion of the outstanding Principal Amount and all accrued but unpaid interest thereon into the Company’s common stock at a conversion price of $2.00 per share. Andrew McCain, a Director of the Company, is President and Chief Operating Officer of the Lender.

Sale of Common Stock

On September 22, 2020, the Company issued 250,000 shares of common stock to Hensley & Company with a fair value of $2.00 per share, for cash proceeds of $500,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of the Company has appointed Semple, Marchal & Cooper, LLP (“SMC”) as our independent registered public accounting firm (the “Independent Auditor”) for the year ending December 31, 2020. The following table sets forth the fees billed to the Company for professional services rendered by SMC for the years ended December 31, 2020 and 2019:

Services	2020	2019
Audit fees (1)	$97,958	$53,207
Audit-related fees (2)	90,821	142,429
Tax fees (3)	12,708	2,200
All other fees (4)	-	4,845
Total fees	$201,487	$202,681

(1)	Audit fees consist of billing for professional services normally provided in connection with statutory and regulatory filings including (i) fees associated with the audits of the Company’s financial statements for the years ended December 31, 2020 and 2019 and, (ii) fees associated with quarterly reviews for the quarters ended March 31, 2020 and 2019, June 30, 2020 and 2019 and September 30, 2020 and 2019.

(2)	Audit related fees consist of billings for professional services for reviews of the various Form 10 filings, and the acquisition audits of Talatek, Techville and Clear Skies for the years ended December 31, 2020 and 2019.

(3)	The tax fees consist primarily of tax related advisory and preparation services.

(4)	All other fees include general advisory professional services primarily related to potential acquisitions.

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

Prior to engagement of an independent auditor for next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of three categories of services to the Board for approval.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of Cerberus Cyber Sentinel Corporation filed March 5, 2019	10-12G	3.1	10/2/2019
3.2	Certificate of Amendment of Certificate of Incorporation of Cerberus Cyber Sentinel Corporation filed April 17, 2019	10-12G	3.2	10/2/2019
3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant effective September 26, 2019	10-12G	3.3	10/2/2019
3.4	By-laws of the Registrant	10-12G	3.4	10/2/2019
4.1	Form of Common Stock Certificate of the Registrant	10-K	4.1	3/30/20
4.2	Description of Securities Registered under Section 12 of the Exchange Act	10-K	4.2	3/30/20
10.1	Agreement for the Purchase and Sale of Limited Liability Company Interests of GenResults, LLC effective April 12, 2019	10-12G	10.1	10/2/2019
10.2	Agreement and Plan of Merger by and among the Registrant, TalaTek, LLC, TalaTek Merger Sub and Baan Alsinawi effective September 23, 2019	10-K	10.2	3/30/20
10.3	Unsecured Note Agreement between the Registrant and Jemmett Enterprises, LLC effective December 31, 2018	10-K	10.3	3/30/20
10.4	Stock Repurchase Agreement between the Registrant and Alan Kierman effective September 1, 2019	10-K	10.4	3/30/20
10.5	2019 Equity Incentive Plan#	10-K	10.5	3/30/20
10.6	Employment Agreement between the Registrant and David G. Jemmett effective September 30, 2019#	10-12G	10.2	10/2/2019
10.7	Employment Agreement between the Registrant and William Santos effective August 13, 2019#	10-12G	10.3	10/2/2019
10.8	Engagement for Financial Services dated November 8, 2019 between the Registrant and Eventus Consulting, P.C.	10-K	10.8	3/30/20
10.9	Stock Purchase Agreement by and among the Registrant, Technologyville, Inc. and Brian Yelm effective May 25, 2020	8-K	10.1	5/29/20
10.10	Share Purchase Agreement among the Registrant, Clear Skies Security, LLC and all of its Members, effective July 31, 2020	8-K	10.1	8/6/20
10.11	Agreement and Plan of Merger by and among Cerberus Cyber Sentinel Corporation, Alpine Merger Sub, LLC, Alpine Security, LLC and Christian Espinosa dated December 16, 2020	8-K	10.1	12/21/20
10.12	6% Unsecured Convertible Note by the Company payable to Hensley & Company, dated December 23, 2020	8-K	10.1	12/29/20
10.13#*	Employment Agreement dated December 14, 2020 by and among Bryce Hancock and the Registrant
21.1*	Subsidiaries of the Registrant
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

*Filed herewith.

**In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 is being furnished and not filed.

# Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERBERUS CYBER SENTINEL CORPORATION

By:	/s/ David G. Jemmett
Name:	David G. Jemmett
Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date:	March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David G. Jemmett
Name:	David G. Jemmett
Title:	Director
Date:	March 31, 2021

By:	/s/ Stephen Scott
Name:	Stephen Scott
Title:	Director
Date:	March 31, 2021

By:	/s/ Sandra Morgan
Name:	Sandra Morgan
Title:	Director
Date:	March 31, 2021

By:	/s/ Robert C. Oaks
Name:	Ret. General Robert C. Oaks
Title:	Director
Date:	March 31, 2021

By:	/s/ Scott Holbrook
Name:	Scott Holbrook
Title:	Director
Date:	March 31, 2021

By:	/s/ Andrew McCain
Name:	Andrew McCain
Title:	Director
Date:	March 31, 2021

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CERBERUS CYBER SENTINEL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Cerberus Cyber Sentinel Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cerberus Cyber Sentinel Corporation (the “Company”) and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2020 and 2019, and the results of its operations, changes in stockholders’ equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters do not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of Technologyville, Inc. and Clear Skies Security, LLC – Valuation of Intangible Assets
Description of the Matter

As described in Note 3 to the consolidated financial statements, during the year ended December 31, 2020, the Company acquired all of the assets of Technologyville, Inc. (“Technologyville”) and Clear Skies Security, LLC (“Clear Skies”) for net consideration of $2.3 million. The Company’s purchase price allocation for the acquisition resulted in intangible assets valued at $1.1 million and goodwill of $1.2 million. The valuation of the intangible assets was based upon a variety of income approaches; including, the relief from royalty method, the multi-period excess earnings method and others.

We identified the Company’s accounting for its acquisition of the Technologyville and Clear Skies intangible assets as a critical audit matter because subjective auditor judgment was required in performing procedures over certain assumptions used to estimate the fair value of the intangible assets. Those assumptions included, among others, the royalty rate, revenue projections, and the discount rate. The evaluation of these assumptions was challenging due to the subjective nature of the assumptions. Additionally, differences in judgment used to determine these assumptions could have a significant effect on the estimated fair value of the intangible assets and purchase price allocation for the acquisitions. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	The primary procedures we performed to address this critical audit matter included the following. We performed sensitivity analyses over the significant assumptions to assess the impact on the Company’s estimate of the fair value of the intangible assets. We compared the Company’s assumptions to Technologyville and Clear Skies’ historic trends and industry outlook. We reviewed the work of management’s specialist who is a valuation professional with specialized skill and knowledge, and whose work included determining the relief from royalty method as the most appropriate valuation method and determining the weighted average cost of capital used for the discount rate.

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

We have served as the Company’s auditor since 2019.

Phoenix, Arizona

March 31, 2021

CERBERUS CYBER SENTINEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS

Current Assets:
Cash and cash equivalents	$5,197,030	$1,876,645
Accounts receivable, net of allowances for doubtful accounts of $40,000 and $40,000, respectively	1,006,834	531,965
Prepaid expenses and other current assets	142,144	70,277
Total Current Assets	6,346,008	2,478,887

Property and equipment, net of accumulated depreciation of $14,473 and $758, respectively	80,630	10,900
Right of use asset	13,426	-
Intangible assets, net of accumulated amortization of $116,469 and $15,648, respectively	2,105,432	1,084,852
Goodwill	4,101,369	922,579

Total Assets	$12,646,865	$4,497,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$809,804	$468,900
Stock payable	46,000	-
Lease liability	8,989	-
Loans payable	9,405	-
Line of credit	3,000	-
Convertible note payable, net of debt discount of $73,391, related party	2,926,609	-
Note payable - related party	59,787	109,787
Total Current Liabilities	3,863,594	578,687

Long-term Liabilities:
Loans payable, net of current portion	1,037,115	-
Lease liability, net of current portion	4,693	-

Total Liabilities	4,905,402	578,687

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.00001 par value; 250,000,000 shares authorized; 116,104,971 shares issued and outstanding and 113,912,500 shares issued and 107,912,500 shares outstanding, respectively	1,161	1,139
Additional paid-in capital	12,607,074	7,770,902
Accumulated deficit	(4,866,772)	(1,453,510)
	7,741,463	6,318,531

Treasury stock	-	(2,400,000)
Total Stockholders’ Equity	7,741,463	3,918,531

Total Liabilities and Stockholders’ Equity	$12,646,865	$4,497,218

The accompanying notes are an integral part of these consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31, 2020	December 31, 2019

Revenue:
Managed services	$1,814,869	$424,258
Consulting services	5,425,959	1,483,672
Total revenue	7,240,828	1,907,930

Cost of revenue:
Managed services	422,385	143,065
Consulting services	656,161	148,249
Cost of payroll	3,287,020	644,858
Total cost of revenue	4,365,566	936,172
Total gross profit	2,875,262	971,758

Operating expenses:
Professional fees	926,526	622,336
Advertising and marketing	150,236	52,493
Selling, general and administrative	3,294,086	715,793
Stock based compensation	1,896,276	823,651
Loss on write-off of accounts receivable	15,000	-
Loss on impairment of intangible assets	-	100,000
Total operating expenses	6,282,124	2,314,273

Loss from operations	(3,406,862)	(1,342,515)

Other expense:
Other income	10,751	-
Interest expense, net	(17,151)	(11,853)

Total other expense	(6,400)	(11,853)

Loss before provision for income taxes	(3,413,262)	(1,354,368)

Provision for income taxes	-	-

Net loss	$(3,413,262)	$(1,354,368)

Net loss per common share - basic	$(0.03)	$(0.01)
Net loss per common share - diluted	$(0.03)	$(0.01)

Weighted average shares outstanding - basic	111,511,895	93,080,426
Weighted average shares outstanding - diluted	111,511,895	93,080,426

The accompanying notes are an integral part of these consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

			Additional
	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at January 1, 2019	70,000,000	$700	$9,990	$25,438	$-	$36,128

Stock based compensation - stock options	-	-	396,951	-	-	396,951
Stock based compensation - common stock	30,600,000	306	426,694	-	-	427,000
Stock issued for cash	5,112,500	51	2,044,949	-	-	2,045,000
Stock issued in VCAB merger	2,000,000	20	12,440	-	-	12,460
Stock issued in TalaTek acquisition	6,200,000	62	2,479,938	-	-	2,480,000
Treasury stock	(6,000,000)	-	2,399,940	-	(2,400,000)	(60)
Dividends paid	-	-	-	(124,580)	-	(124,580)
Net loss	-	-	-	(1,354,368)	-	(1,354,368)
Balance as of December 31, 2019	107,912,500	1,139	7,770,902	(1,453,510)	(2,400,000)	3,918,531

Stock based compensation - stock options	-	-	1,533,777	-	-	1,533,777
Stock based compensation - common stock	725,000	7	362,493	-	-	362,500
Stock issued for cash	845,200	9	1,131,000	-	-	1,131,009
Stock issued for Technologyville acquisition	3,392,271	34	1,356,874	-	-	1,356,908
Stock issued for Clear Skies acquisition	2,330,000	23	931,977	-	-	932,000
Stock issued for Alpine Security acquisition	900,000	9	1,844,991	-	-	1,845,000
Return of treasury stock to authorized capital	-	(60)	(2,399,940)	-	2,400,000	-
Beneficial conversion feature related to convertible note	-	-	75,000	-	-	75,000
Net loss	-	-	-	(3,413,262)	-	(3,413,262)
Balance as of December 31, 2020	116,104,971	$1,161	$12,607,074	$(4,866,772)	$-	$7,741,463

The accompanying notes are an integral part of these consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net loss	$(3,413,262)	$(1,354,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	-	40,000
Stock based compensation - stock options	1,533,777	396,951
Stock based compensation - common stock	362,500	427,000
Issuance of common stock for services	46,000	-
Depreciation and amortization	116,145	16,406
Loss on impairment of intangible assets	-	100,000
Right of use amortization	5,967	-
Changes in operating assets and liabilities:
Accounts receivable, net	(107,262)	59,637
Other current assets	(71,867)	(29,133)
Accounts payable and accrued expenses	(168,366)	146,027
Other current liabilities	-	(5,878)
Lease liability	(5,711)	-

Net cash used in operating activities	(1,702,079)	(203,358)

Cash flows from investing activities:

Purchases of property and equipment	(249)	(11,658)
Cash acquired in acquisitions	285,546	181,448

Net cash provided by investing activities	285,297	169,790

Cash flows from financing activities:
Distributions to member	(20,000)	(124,580)
Proceeds from sale of common stock	1,131,009	2,045,000
Proceeds from convertible note payable	3,000,000	-
Proceeds from line of credit	63,000	-
Payment on line of credit	(93,705)	-
Proceeds from PPP loans	709,600	-
Payment on loans payable	(2,737)	-
Payment on notes payable, related party	(50,000)	(90,213)

Net cash provided by financing activities	4,737,167	1,830,207

Net increase in cash	3,320,385	1,796,639

Cash and cash equivalents - beginning of the year	1,876,645	80,006

Cash and cash equivalents - end of the year	$5,197,030	$1,876,645

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued in TalaTek acquisition	$-	$2,480,000
Common stock issued in VCAB merger	$-	$12,460
Common stock issued in Technologyville acquisition	$1,356,908	$-
Common stock issued in Clear Skies acquisition	$932,000	$-
Common stock issued in Alpine Security acquisition	$1,845,000	$-
Common stock repurchased	$-	$(2,400,000)
Right of use asset and liability	$19,393	$-
Beneficial conversion feature	$75,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

Effective December 16, 2020, the Company entered into an Agreement and Plan of Merger with Alpine Security, LLC., an Illinois limited liability company (“Alpine”), and its sole member, pursuant to which Alpine became a wholly owned subsidiary of the Company (the “Alpine Acquisition”). Under the terms of the Alpine Acquisition, all issued and outstanding membership units in Alpine were exchanged for an aggregate of 900,000 shares of the Company’s common stock.

Nature of the Business

Cerberus Sentinel is a security services company comprised of security professionals who work with clients throughout the United States to create a continuously aware security culture. We do not sell cybersecurity products. We position the Company as a trusted cybersecurity advisor and are committed to delivering tailored security solutions to organizations of different sizes and across all geographies and industries to fit their budgetary needs and limit their cyber threat exposure.

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

Liquidity

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At December 31, 2020, the Company had an accumulated deficit of approximately $4,867,000 and working capital surplus of approximately $2,482,000. For the year ended December 31, 2020, the Company had a loss from operations of approximately $3,407,000 and negative cash flows from operations of approximately $1,702,000. Although the Company is showing positive revenues and gross profit trends, the Company expects to incur further losses through the end of 2021.

To date the Company has been funding operations primarily through the sale of equity in private placements, convertible debt instruments and revenues generated by the Company’s services. During the year ended December 31, 2020, the Company received $1,131,009 from private placements to accredited investors for the sale of the Company’s common stock, $3,000,000 from the issuance of a convertible loan to a related party and approximately $710,000 from a loan through the U.S. Small Business Administration’s Paycheck Protection Program. Subsequent to December 31, 2020, the Company has received an additional $3,250,000 from private placements to accredited investors for the sale of the Company’s common stock.

Based on its current cash resources and commitments, the Company believes it will be able to maintain its current planned development and corresponding level of expenditure for at least twelve months from the date of the issuance of these consolidated financial statements, although no assurance can be given that it will not need additional funds prior to such time.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. The Company operates in one business segment, which is cybersecurity.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GenResults, TalaTek, Techville, Clear Skies, and Alpine. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the financial statements for the year ended December 31, 2019 to conform to the financial statement presentation for the year ended December 31, 2020. These reclassifications had no effect on net loss or cash flows as previously reported.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the accompanying consolidated financial statements. Significant estimates include the allowance for doubtful accounts, the carrying value of intangible assets and goodwill, deferred tax asset and valuation allowance, the estimated fair value of assets acquired, liabilities assumed and stock issued in business combinations and assumptions used in the Black-Scholes-Merton pricing model, such as expected volatility, risk-free interest rate, and expected dividend rate.

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

Managed Services

The Company has four distinct revenue streams under Managed Services: CISO as a Service, Managed Security Services, Tech Connect Pro and Tech Connect Security. The Company derives revenues from CISO as a Service from cybersecurity services consisting of providing leadership and guidance regarding cybersecurity to a customer’s management team and providing internal audit services under several compliance frameworks including, but not limited to, Service Organization 2, Payment Card Industry Data Security Standard, and Health Insurance Portability and Accountability Act (“HIPAA”) policies. The Company derives revenues from Managed Security Services by offering upfront gap analyses of a customer’s existing cybersecurity practices. The Company derives revenues from Tech Connect Pro from annual information technology (“IT”) support contracts which provides the client with unlimited IT support for their network infrastructure. The Company derives revenues from Tech Connect Security from providing remote administration, patch management and security features including, but not limited to, antivirus patching.

Performance Obligations

The Company’s contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company has determined the performance obligations for the following services:

CISO as a Service: Management has determined that services provided under the CISO as a Service contains a single performance obligation. The Company recognizes revenue as earned over time. For internal audit services, revenue is recognized at a point of time when the result of the audit is turned over to the customer. For those consulting services that require an upfront fee, the Company recognizes the revenue ratably over the course of the contract.

Managed Security Services: Management considers these services to be time and materials with multiple performance obligations. Revenue is recognized as invoices are generated and approved for distribution.

Tech Connect Pro: Management has determined that services provided under Tech Connect Pro services contain a single performance obligation. The Company bills the client on a monthly basis under the annual contract, and revenue is recognized as earned. For those clients that pay for the services upfront, the Company recognizes the revenue ratably over the course of the contract.

Tech Connect Security: Management considers these services to be time and materials with multiple performance obligations. Revenue is allocated based on the approved hours worked and rate stated in the individual statements of work for the project.

Consulting Services

The Company has three distinct revenue streams under Consulting Services: Gap and Risk Assessment, Tech Connect Cloud, and Hardware sales. The Company derives revenues from Gap and Risk Assessment services by providing vulnerability assessments and penetration testing for customers to identify potential areas of security risks as well as monitoring potential breaches. The Company derives revenues through certain services that start with reviewing the client’s current infrastructure and disaster recovery plan and providing disaster recovery and data backup solutions. The Company derives revenues from Hardware from providing the client with equipment suggested during the Managed and Consulting Services noted above.

Performance Obligations

The Company’s contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company has determined the performance obligations for the following services:

Gap and Risk Assessment: Management considers these services to be time and materials with multiple performance obligations. Revenue is allocated based on the approved hours worked and rate stated in the individual Statements of Work for the project.

Tech Connect Cloud: Management considers these services to be time and materials with multiple performance obligations. Revenue is allocated based on the approved hours worked and rate stated in the individual Statements of Work for the project.

Hardware: Management considers these services to contain a single performance obligation. The Company recognizes revenue on delivery of equipment to the client.

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

Disaggregated Revenues

Revenue consists of the following by service offering for the year ended December 31, 2020:

	Managed Services	Consulting Services	Total
Primary Sector Markets
Public	$-	$3,473,113	$3,473,113
Private	1,733,144	1,912,269	3,645,413
Not-for-Profit	81,725	40,577	122,302
	$1,814,869	$5,425,959	$7,240,828

Major Service Lines
CISO as a Service	$20,550	$-	$20,550
Gap and Risk Assessment	-	4,779,231	4,779,231
Managed Security Services	1,099,749	-	1,099,749
Tech Connect Pro	640,218	-	640,218
Tech Connect Cloud	-	158,645	158,645
Tech Connect Security	53,674	-	53,674
Hardware	-	269,272	269,272
Other	678	218,811	219,489
	$1,814,869	$5,425,959	$7,240,828

Revenue consists of the following by service offering for the year ended December 31, 2019:

	Managed Services	Consulting Services	Total
Primary Sector Markets
Public	$-	$606,541	$606,541
Private	405,153	611,400	1,016,553
Not-for-Profit	19,105	265,731	284,836
	$424,258	$1,483,672	$1,907,930

Major Service Lines
CISO as a Service	$216,000	$-	$216,000
Gap and Risk Assessment	-	1,483,672	1,483,672
Managed Security Services	208,023	-	208,023
Other	235	-	235
	$424,258	$1,483,672	$1,907,930

Contract Modifications

There were no contract modifications during the years ended December 31, 2020 and 2019. Contract modifications are not routine in the performance of the Company’s contracts.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. The accounts receivable do not bear interest and are generally unsecured. As of December 31, 2020 and 2019, the Company’s allowance for doubtful accounts was $40,000 and $40,000, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. During the year ended December 31, 2020, the Company did not record a loss on impairment. During the year ended December 31, 2019 the Company recorded a loss on impairment of $100,000.

Intangible Assets

The Company records its intangible assets at estimated fair value in accordance with ASC 350, Intangibles – Goodwill and Other. Finite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

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

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $150,236 and $52,493 for the years ended December 31, 2020 and 2019, respectively, and are recorded in operating expenses on the consolidated statements of operations.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and accrued expenses, and other current liabilities approximate their fair values using Level 3 inputs, based on the short-term maturity of these instruments. The carrying amount of notes payable approximate the estimated fair value for this financial instrument as management believes that such debt and interest payable on the notes approximates the Company’s incremental borrowing rate. The long-lived assets (i.e. goodwill and intangible assets) were valued utilizing Level 3 inputs. Significant unobservable inputs used in fair value measurement of the intangible assets include projected revenues, gross profit and operating expenses, income tax rates, discount rates, royalty rates, and attrition rates.

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All outstanding options are considered potentially outstanding common stock. The dilutive effect, if any, of stock options is calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options and shares issuable upon conversion have been excluded from the Company’s computation of net loss per common share for the years ended December 31, 2020 and 2019.

The following tables summarize the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	December 31, 2020	December 31, 2019

Stock Options	24,573,700	17,245,000
Convertible Note	1,500,000	-
Total	26,073,700	17,245,000

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

Leases

Leases in which the Company is the lessee are comprised of corporate offices and property and equipment. All of the leases are classified as operating leases. The Company leases office space monthly with no long term agreements. The Company leases a vehicle with a remaining term of 1.5 years.

In accordance with ASC 842, Leases, the Company recognized a right-of-use (“ROU”) asset and corresponding lease liability on its consolidated balance sheet for its vehicle operating lease agreement. See Note 13 – Leases for further discussion, including the impact on the Company’s consolidated financial statements and related disclosures.

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

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At December 31, 2020 and 2019, the Company’s net deferred tax asset has been fully reserved.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the consolidated statements of operations when a determination is made that such expense is likely.

Recently Issued Accounting Standards

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 3 – ACQUISITIONS

Technologyville, Inc. Acquisition

On May 25, 2020, the Company entered into and effected a Stock Purchase Agreement (the “Techville SPA”) with Techville, and its sole shareholder, Brian Yelm (“Yelm”), pursuant to which Techville became a wholly owned subsidiary of the Company (the “Techville Acquisition”). At the effective time of the Techville Acquisition, Techville’s outstanding common stock was exchanged for 3,392,271 shares of the Company’s common stock.

Immediately following the Techville Acquisition, the Company had 111,654,771 shares of common stock issued and outstanding. The pre-acquisition stockholders of the Company retained an aggregate of 108,262,500 shares, representing approximately 97% ownership of the post-acquisition company. Therefore, upon consummation of the Techville Acquisition, there was no change in control.

The Company accounted for this transaction in accordance with the acquisition method of accounting for business combinations. Assets and liabilities of the acquired business were included in the consolidated balance sheet as of December 31, 2020, based on the respective estimated fair value on the date of acquisition as determined in a purchase price allocation using available information and making assumptions management believed are reasonable.

Per ASC 805, Business Combinations, the measurement period is the period after the acquisition date during which the acquirer may adjust the provisional amounts recognized for a business combination. The measurement period shall not exceed one year from the acquisition date. The Company has identified the acquisition date as May 25, 2020.

The Company obtained a third-party valuation on the fair value of the assets, including identifiable intangible assets, and liabilities assumed for use in the purchase price allocation. The fair value of the intangible assets was determined using the income approach. The income approach focuses on the income-producing capability of the identified intangible asset and that the value of the asset can be measured by the present worth of the net economic benefit to be received over the life of the asset. It was determined that the selling price of the Company’s common stock was the most readily determinable measurement for calculating the fair value of the consideration.

During the period subsequent to the effective date of the acquisition, Techville recorded revenue of $1,336,887 and a net loss of $122,077 for the period from May 25, 2020 to December 31, 2020.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the transaction date:

Consideration paid	$1,356,908

Tangible assets acquired:
Cash	65,037
Accounts receivable	80,289
Vehicle	58,693
Total tangible assets	204,019

Intangible assets acquired:
Tradename - Trademarks	330,300
IP/Technology	224,000
Customer Base	164,000
Non-Competes	32,800
Total intangible assets	751,100

Assumed liabilities:
Line of credit	33,705
Accrued expenses	117,742
Loan payable	50,896
Other liabilities	1,128
Total assumed liabilities	203,471

Net assets acquired	751,648

Goodwill (a.)(b.)	$605,260

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

Clear Skies Security LLC Acquisition

Effective August 1, 2020, the Company entered into a Share Purchase Agreement with Clear Skies, and its equity holders, pursuant to which Clear Skies became a wholly owned subsidiary of the Company (the “Clear Skies Acquisition”). At the effective time of the Clear Skies Acquisition, Clear Skies’ outstanding equity securities were exchanged for 2,330,000 shares of the Company’s common stock.

Immediately following the Clear Skies Acquisition, the Company had 113,984,771 shares of common stock issued and outstanding. The pre-acquisition stockholders of the Company retained an aggregate of 111,654,771 shares, representing approximately 98% ownership of the post-acquisition company. Therefore, upon consummation of the Clear Skies Acquisition, there was no change in control.

The Company accounted for this transaction in accordance with the acquisition method of accounting for business combinations. Assets and liabilities of the acquired business were included in the consolidated balance sheet as of December 31, 2020, based on the estimated fair value on the date of acquisition as determined in a purchase price allocation using available information and making assumptions management believes are reasonable.

Per ASC 805, Business Combinations, the measurement period is the period after the acquisition date during which the acquirer may adjust the provisional amounts recognized for a business combination. The measurement period shall not exceed one year from the acquisition date. The Company has identified the acquisition date as August 1, 2020.

The Company obtained a third-party valuation on the fair value of the assets, including identifiable intangible assets, and liabilities assumed for use in the purchase price allocation. The fair value of the intangible assets was determined using the income approach. The income approach focuses on the income-producing capability of the identified intangible asset and that the value of the asset can be measured by the present worth of the net economic benefit to be received over the life of the asset. It was determined that the selling price of the Company’s common stock was the most readily determinable measurement for calculating the fair value of the consideration.

During the period subsequent to the effective date of the acquisition, Clear Skies recorded revenue of $661,000 and a net loss of $66,976 for the period from August 1, 2020 to December 31, 2020.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the transaction date:

Consideration paid	$932,000

Tangible assets acquired:
Cash	189,143
Accounts receivable	189,150
Total tangible assets	378,293

Intangible assets acquired:
Tradename - Trademarks	175,000
IP/Technology	175,000
Non-Competes	20,300
Total intangible assets	370,300

Assumed liabilities:
Accounts payable	21,340
Loan payable	134,200
Member distributions	297,451
Total assumed liabilities	452,991

Net assets acquired	295,602

Goodwill (a.)(b.)	$636,398

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

Alpine Security, LLC Acquisition

Effective December 16, 2020, the Company entered into an Agreement and Plan of Merger with Alpine and its sole member, pursuant to which Alpine became a wholly owned subsidiary of the Company. At the effective time of the Alpine Acquisition, Alpine’s outstanding membership interests were exchanged for 900,000 shares of the Company’s common stock.

Immediately following the Alpine Acquisition, the Company had 116,104,971 shares of common stock issued and outstanding. The pre-acquisition stockholders of the Company retained an aggregate of 116,104,971 shares, representing approximately 99% ownership of the post-acquisition company. Therefore, upon consummation of the Alpine Acquisition, there was no change in control.

The Company accounted for this transaction in accordance with the acquisition method of accounting for business combinations. Assets and liabilities of the acquired business were included in the consolidated balance sheet as of December 31, 2020, based on the estimated fair value on the date of acquisition as determined in a purchase price allocation using available information and making assumptions management believes are reasonable.

Per ASC 805, Business Combinations, the measurement period is the period after the acquisition date during which the acquirer may adjust the provisional amounts recognized for a business combination. The measurement period shall not exceed one year from the acquisition date. The Company has identified the acquisition date as December 16, 2020. Subsequent to the issuance of these financial statements, the Company expects to obtain a third-party valuation on the fair value of the assets acquired, including identifiable intangible assets, and the liabilities assumed for use in the purchase price allocation.

During the period subsequent to the effective date of the Merger, Alpine recorded revenue of $37,108 and a net loss of $14,243 for the period from December 16, 2020 to December 31, 2020.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the transaction date:

Consideration paid	$1,845,000

Tangible assets acquired:
Cash	31,366
Accounts receivable	98,168
Property and equipment	24,503
Total tangible assets	154,037

Assumed liabilities:
Loans payable	151,051
Accrued expenses	95,118
Total assumed liabilities	246,169

Net liabilities assumed	(92,132)

Goodwill (a.)(b.)	$1,937,132

a. Goodwill is the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present. Goodwill and intangibles are not deductible for tax purposes.

b. Goodwill represents expected synergies from the merger of operations and intangible assets that do not qualify for separate recognition. Cerberus and Alpine are both cybersecurity service providers. The acquisition of Alpine provided Cerberus potential sales synergies resulting from Cerberus’ access to Alpine’s current client-base to offer additional services. These items will be assigned a fair value upon the completion of the third-party valuation and are expected to change significantly.

Unaudited Pro Forma Financial Information

Cerberus

The following unaudited pro forma information presents the consolidated results of operations of Cerberus, Techville, Clear Skies and Alpine as if the acquisitions consummated on May 25, 2020, August 1, 2020, and December 16, 2020, respectively, had been consummated on January 1, 2019. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2020 acquisitions and does not include operational or other charges which might have been affected by the Company. The unaudited pro forma information for the years ended December 31, 2020 and 2019 presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

	Year Ended December 31,	Year Ended December 31,
	2020	2019
	(unaudited)	(unaudited)
Net revenue	$9,770,540	$9,165,445
Net loss	$(3,260,470)	$(1,317,563)

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	December 31, 2020	December 31, 2019

Prepaid expenses	$142,144	$57,351
Employee advances	-	7,150
Other current assets	-	5,776
Total prepaid expenses and other current assets	$142,144	$70,277

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2020	December 31, 2019

Computer equipment	$15,735	$11,658
Vehicle	63,052	-
Furniture and fixtures	6,224	-
Software	10,092	-
	95,103	11,658
Less: accumulated depreciation	(14,473)	(758)
Property and equipment, net	$80,630	$10,900

Total depreciation expense was $13,715 and $758 for the years ended December 31, 2020 and 2019, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

The Company completed an acquisition of TalaTek, which gave rise to goodwill of $922,579.

The Company completed an acquisition of Techville (See Note 3), which gave rise to goodwill of $605,260.

The Company completed an acquisition of Clear Skies (See Note 3), which gave rise to goodwill of $636,398.

The Company completed an acquisition of Alpine (See Note 3), which gave rise to goodwill of $1,937,132.

At December 31, 2020, the Company performed a qualitative analysis on goodwill and due to the conclusion that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, management determined that goodwill is not impaired.

The following table summarizes the changes in goodwill during the years ended December 31, 2020 and 2019, respectively:

Balance December 31, 2018	$-
Acquisition of goodwill	922,579
Impairment	-
Balance December 31, 2019	922,579
Acquisition of goodwill	3,178,790
Impairment	-
Ending balance, September 30, 2020	$4,101,369

The following table summarizes the identifiable intangible assets as of December 31, 2020 and 2019:

	Useful life	2020	2019
Tradenames – trademarks (1)	Indefinite	$1,094,500	$589,200
Customer base (1)	15 years	370,000	206,000
Non-compete agreements (1)	2-5 years	236,400	183,300
Intellectual property/technology (1)	10 years	521,000	122,000
First priority option to acquire SaaS product (the “SaaS Option”) (2)		-	100,000
		2,221,900	1,200,500
Less accumulated amortization		(116,469)	(15,648)
Less impairment charge (3)		-	(100,000)
Total		$2,105,431	$1,084,852

(1)	These intangible assets were acquired in the acquisition of TalaTek, Techville and Clear Skies.

(2)	These intangible assets were acquired in the acquisition of TalaTek.

(3)	The Company concluded that the carrying amount of the SaaS Option would not be recoverable and, as a result, fully impaired the asset at December 31, 2019.

The weighted average useful life remaining of identifiable amortizable intangible assets remaining is 8.45 years as of December 31, 2020.

Accumulated amortization is as follows for the years ended December 31, 2020 and 2019.

	Tradenames - Trademarks	Customer Base	Non-Compete Agreements	Intellectual Property/Technology	Accumulated Amortization
Balance as of January 1, 2019	$-	$-	$-	$-	$-
Amortization expense	-	3,433	9,165	3,050	15,648
Balance as of December 31, 2019	-	3,433	9,165	3,050	15,648
Amortization expense	-	20,111	49,610	31,100	100,821
Balance as of December 31, 2020	$-	$23,544	$58,775	$34,150	$116,469

Amortization expense of identifiable intangible assets for the years ended December 31, 2020 and 2019, was $100,821 and $15,648, respectively.

The below table summarizes the future amortization expense as of December 31, 2020 for the next five years and thereafter:

2021	$139,977
2022	127,027
2023	113,427
2024	104,262
2025	76,767
Thereafter	449,471
$1,010,931

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	December 31, 2020	December 31, 2019

Accounts payable	$328,368	$119,339
Accrued payroll	39,670	274,508
Accrued expenses	417,832	63,931
Accrued interest – related party	23,934	11,122
Total accounts payable and accrued expenses	$809,804	$468,900

Note 8 - Related Party Transactions

Note Payable – Related Party

On December 31, 2018, GenResults entered into an unsecured note payable with Jemmett Enterprises, LLC, an entity controlled by the Company’s majority stockholder, in the orginal principal amount of $200,000. The note had a maturity date of June 30, 2020, and bears an interest rate of 6% per annum. On June 30, 2020, the maturity date of the note was extended to June 15, 2021. The outstanding principal balance of this loan was $59,787 and $109,787 as of December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the Company has recorded accrued interest of $23,934 and $11,122, respectively, with respect to this note payable. The Company has recorded interest expense of $12,812 and $11,122 during the years ended December 31, 2020 and 2019, respectively.

Convertible Note Payable – Related Party

On December 23, 2020, the Company issued a related party a convertible note in the principal amount of $3,000,000 bearing an interest rate at 6% per annum payable at maturity with a maturity date of December 31, 2021, with a conversion price of $2.00 per share. The outstanding principal balance of this loan was $3,000,000 at December 31, 2020. See Note 12 for additional details.

Sale of Common Stock – Related Party

On September 22, 2020, the Company issued 250,000 shares of common stock to a related party with a fair value of $2.00 per share, for cash proceeds of $500,000.

Agreement with Eventus Consulting, P.C.

On November 8, 2019, the Company entered into a financial consulting agreement with Eventus Consulting, P.C., an Arizona corporation, (“Eventus”), of which Neil Reithinger, Chief Financial Officer advisor to the Company, is the sole shareholder, pursuant to which Eventus is to provide financial and accounting consulting services to the Company. In consideration for Eventus’ services, the Company agreed to pay Eventus according to its standard hourly rate structure. The term of the agreement is perpetual unless otherwise terminated upon thirty days’ notice by either Eventus or the Company. For the years ended December 31, 2020 and 2019, Eventus was paid $156,131 and $6,500, respectively, and was owed $15,000 and $4,553, respectively, for accrued and unpaid services under the financial consulting agreement at December 31, 2020 and 2019.

On January 1, 2020, the Company issued Mr. Reithinger options to purchase 720,000 shares of the Company’s common stock at an exercise price of $0.50 per share (See Note 10).

On October 28, 2020, the Company issued Mr. Reithinger 425,000 shares, with a fair value of $0.50 per share, for services rendered.

Note 9 - Stockholders’ Equity

Equity Transactions

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

During the year ended December 31, 2019, the Company issued 6,200,000 shares of common stock with a fair value of $0.40 per share as part of the TalaTek acquisition.

During the year ended December 31, 2019, the Company repurchased 6,000,000 shares of common stock from a founder.

During the year ended December 31, 2020, the Company issued an aggregate of 350,000 and 495,200 shares of common stock with a fair value of $0.40 and $2.00 per share, respectively, to investors for cash proceeds of $1,131,009.

On May 25, 2020, the Company issued 3,392,271 shares of common stock with a fair value of $0.40 per share pursuant to the Techville acquisition (See Note 3).

On August 1, 2020, the Company issued 2,330,000 shares of common stock with a fair value of $0.40 per share pursuant to the Clear Skies Acquisition (See Note 3).

On December 16, 2020, the Company issued 900,000 shares of common stock with a fair value of $2.05 per share pursuant to the Alpine Acquisition (See Note 3).

Stock Payable

On January 16, 2020, the Company entered into a consulting agreement, with Eskenzi PR Limited (“Eskenzi”). As per the agreement, Eskenzi will provide various marketing and public relations services to the Company. The initial term of the agreement was for twelve months and automatically renews for an additional twelve months unless either the Company or Eskenzi provides at least three months advance written notice of termination.

Upon execution of the agreement the Company was to issue 120,000 shares of the Company’s restricted common stock, valued at $48,000 to Eskenzi. As of December 31, 2020, these shares had yet to be issued. As such, the Company recorded a stock payable in the amount of $46,000 representing the fair value of services performed during the year ended December 31, 2020.

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

Options

The Company granted options for the purchase of 10,593,700 shares of common stock during the year ended December 31, 2020.

The Company granted options for the purchase of 17,245,000 shares of common stock during the year ended December 31, 2019.

The weighted average grant date fair value of options issued and vested during the year ended December 31, 2020 was $2,030,144 and $776,925, respectively. The weighted average grant date fair value of non-vested options was $2,889,317 at December 31, 2020.

The weighted average grant date fair value of options issued and vested during the year ended December 31, 2019 was $1,641,184 and $5,086, respectively. The weighted average non-vested grant date fair value of non-vested options was $1,636,098 at December 31, 2019.

Compensation-based stock option activity for qualified and unqualified stock options is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2019	-	$-
Granted	17,245,000	0.46
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2019	17,245,000	0.46
Granted	10,593,700	1.43
Exercised	-	-
Expired or cancelled	(3,265,000)	0.53
Outstanding at December 31, 2020	24,573,700	$0.86

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at December 31, 2020:

		Weighted-	Weighted-
		Average	Average
	Outstanding	Remaining Life	Exercise	Number
Exercise Prices	Options	In Years	Price	Exercisable

$0.38	3,000,000	3.62	$0.38	1,666,667
0.40	3,600,000	3.56	0.40	2,000,000
0.50	11,626,000	4.25	0.50	3,561,528
2.00	5,007,700	4.82	2.00	-
2.05	1,340,000	4.93	2.05	-
	24,573,700	4.23	$0.86	7,228,195

The compensation expense attributed to the issuance of the options is recognized ratably over the vesting period.

Options granted under the 2019 Plan are exercisable for a specified period, generally five to ten years from the grant date and generally vest over three to four years from the grant date.

Total compensation expense related to the options was $1,533,777 and $396,951 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was future compensation expense of $6,850,996 with a weighted average recognition period of 1.96 years related to the options.

The aggregate intrinsic value totaled $29,220,685 and $11,603,701, for total outstanding and exercisable options, respectively, was based on the Company’s estimated fair value of the common stock of $2.05 as of December 31, 2020, which is the aggregate fair value of the common stock that would have been received by the option holders had all option holders exercised their options as of that date, net of the aggregate exercise price.

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

On August 15, 2019, the Company granted 11,500,000 options to various employees, with an exercise price of $0.38 to $0.50. The options vest at 33% or 50% on the one-year anniversary of the grant date and then monthly over the subsequent one- to two-year period. The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.40; strike price - $0.38 to $0.50; expected volatility – 72%; risk-free interest rate – 1.42%; dividend rate – 0%; and expected term – 3.33 to 3.49 years.

On September 30, 2019, the Company granted 2,045,000 options to various employees, with an exercise price of $0.50 per share. The options vest at 33% on the one-year anniversary of the grant date and then monthly over the subsequent two-year period. The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.40; strike price - $0.50; expected volatility – 73%; risk free interest rate – 1.51%; dividend rate – 0%; and expected term – 3.49 years.

On October 1, 2019, the Company granted 100,000 options to an employee, with an exercise price of $0.50 per share. The options vest at monthly over a two-year period. The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.40; strike price - $0.50; expected volatility – 73%; risk free interest rate – 1.51%; dividend rate – 0%; and expected term – 3.25 years.

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

On January 1, 2020, the Company granted options to purchase 720,000 shares of the Company’s common stock to Mr. Reithinger, with an exercise price of $0.50 per share. The options vest monthly over a three-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $0.40; strike price - $0.50; expected volatility – 72%; risk free interest rate – 1.67%; dividend rate – 0%; and expected term – 5.99 years.

On January 3, 2020, the Company granted options to purchase 50,000 shares of the Company’s common stock to an employee, with an exercise price of $0.50 per share. The options for 33% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent two-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $0.40; strike price - $0.50; expected volatility – 72%; risk free interest rate – 1.59%; dividend rate – 0%; and expected term – 3.49 years.

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

On June 23, 2020, the Company granted options to purchase an aggregate of 406,000 shares of the Company’s common stock to various employees, with an exercise price of $0.50 per share. The options for 33% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent three-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $0.40; strike price - $0.50; expected volatility – 74%; risk free interest rate – 0.33%; dividend rate – 0%; and expected term – 3.66 years.

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

On July 31, 2020, the Company granted options to purchase an aggregate of 250,000 shares of the Company’s common stock to an employee, with an exercise price of $2.00 per share. The options for 25% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent three-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $0.40; strike price - $2.00; expected volatility – 73%; risk free interest rate – 0.21%; dividend rate – 0%; and expected term – 3.75 years.

On August 3, 2020, the Company granted options to purchase an aggregate of 250,000 shares of the Company’s common stock to an employee, with an exercise price of $2.00 per share. The options for 25% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent three-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $0.40; strike price - $2.00; expected volatility – 74%; risk free interest rate – 0.22%; dividend rate – 0%; and expected term – 3.75 years.

On August 5, 2020, the Company granted options to purchase an aggregate of 250,000 shares of the Company’s common stock to an employee, with an exercise price of $2.00 per share. The options for 25% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent three-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $0.40; strike price - $2.00; expected volatility – 74%; risk free interest rate – 0.22%; dividend rate – 0%; and expected term – 3.75 years.

On August 16, 2020, the Company granted options to purchase an aggregate of 112,000 shares of the Company’s common stock to an employee, with an exercise price of $2.00 per share. The options for 25% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent four-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $0.40; strike price - $2.00; expected volatility – 74%; risk free interest rate – 0.29%; dividend rate – 0%; and expected term – 3.52 years.

On August 17, 2020, the Company granted options to purchase an aggregate of 175,000 shares of the Company’s common stock to various employees, with an exercise price of $2.00 per share. The options for 25% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent three-year or two-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $0.40; strike price - $2.00; expected volatility – 74%; risk free interest rate – 0.29%; dividend rate – 0%; and expected term – 3.75 and 3.66 years.

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

On August 19, 2020, the Company granted options to purchase an aggregate of 500,000 shares of the Company’s common stock to two employees, with an exercise price of $2.00 per share. The options for 25% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent three-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $0.40; strike price - $2.00; expected volatility – 74%; risk free interest rate – 0.29%; dividend rate – 0%; and expected term – 3.75 years.

On September 11, 2020, the Company granted options to purchase an aggregate of 80,000 shares of the Company’s common stock to an employee, with an exercise price of $2.00 per share. The options for 25% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent four-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $2.05; strike price - $2.00; expected volatility – 72%; risk free interest rate – 0.26%; dividend rate – 0%; and expected term – 3.52 years.

On October 1, 2020, the Company granted options to purchase an aggregate of 200,000 shares of the Company’s common stock to an employee, with an exercise price of $2.00 per share. The options for 25% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent three-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $2.05; strike price - $2.00; expected volatility – 74%; risk free interest rate – 0.27%; dividend rate – 0%; and expected term – 3.75 years.

On October 12, 2020, the Company granted options to purchase an aggregate of 65,000 shares of the Company’s common stock to an employee, with an exercise price of $2.05 per share. The options for 25% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent three-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $2.05; strike price - $2.05; expected volatility – 74%; risk free interest rate – 0.34%; dividend rate – 0%; and expected term – 3.75 years.

On November 16, 2020, the Company granted options to purchase an aggregate of 500,000 shares of the Company’s common stock to an employee, with an exercise price of $2.05 per share. The options for 25% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent three-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $2.05; strike price - $2.05; expected volatility – 74%; risk free interest rate – 0.41%; dividend rate – 0%; and expected term – 3.75 years.

On December 15, 2020, the Company granted options to purchase an aggregate of 3,000,000 shares of the Company’s common stock to an employee, with an exercise price of $2.00 per share. The options for 30% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent two-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $2.05; strike price - $2.00; expected volatility – 74%; risk free interest rate – 0.37%; dividend rate – 0%; and expected term – 3.88 years.

On December 16, 2020, the Company granted options to purchase an aggregate of 740,000 shares of the Company’s common stock to several employees, with an exercise price of $2.05 per share. The options for 25% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent three-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $2.05; strike price - $2.05; expected volatility – 74%; risk free interest rate – 0.37%; dividend rate – 0%; and expected term – 3.75 years.

On December 31, 2020, the Company granted options to purchase an aggregate of 100,000 shares of the Company’s common stock to an employee, with an exercise price of $2.05 per share. The options for 25% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent three-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $2.05; strike price - $2.05; expected volatility – 74%; risk free interest rate – 0.37%; dividend rate – 0%; and expected term – 3.75 years.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Compensatory Arrangements of Certain Officers

Employment Agreement with William Santos

On May 15, 2019, the Company entered into an employment agreement with Mr. Santos to serve as the Company’s Chief Operating Officer (the “Santos Employment Agreement”). The Santos Employment Agreement is evergreen and can be terminated by either party. Pursuant to the Santos Employment Agreement, as amended, Mr. Santos earns an initial base annual salary of $225,000 with a guaranteed annual bonus of $15,000, which will be increased to an annual base salary of $245,000 upon the Company achieving gross annual revenues of $20,000,000 in any calendar year and an increase to an annual base salary of $300,000 upon the Company achieving gross annual revenues of $40,000,000 in any calendar year. Mr. Santos is entitled to receive a discretionary annual bonus of up to 100% of his annual base salary, at the discretion of the Board, based on performance and company objectives. Subject to approval by the Board, Mr. Santos is entitled to stock options under the Company’s 2019 Equity Incentive Plan. Mr. Santos is also eligible to participate in the Company’s standard benefit plans.

Employment Agreement with David Jemmett

On September 30, 2019, the Company entered into an employment agreement with Mr. Jemmett, who has served as our Chief Executive Officer since inception, to serve as the Company’s Chief Executive Officer (the “Jemmett Employment Agreement”). The Jemmett Employment Agreement is evergreen and can be terminated by either party. Pursuant to the Jemmett Employment Agreement, Mr. Jemmett earns an initial base annual salary of $225,000, which will be increased to an annual base salary of $250,000 upon the Company’s listing under ticker symbol CISO. Mr. Jemmett’s base salary may be increased in accordance with the Company’s normal compensation and performance review policies. He is entitled to receive a discretionary annual bonus of up to 100% of his annual base salary, at the discretion of the Board, based on performance and company objectives. Subject to approval by the Board, Mr. Jemmett is entitled to stock options under the Company’s 2019 Equity Incentive Plan. The stock options will vest at 33% on the one-year anniversary of the Jemmett Employment Agreement and the remaining 66% of the options will vest monthly over the next 12 months. As of the date of this report the Board has not approved or granted any stock options to Mr. Jemmett. Mr. Jemmett is also eligible to participate in the Company’s standard benefit plans.

Bryce Hancock

On December 14, 2020, the Company entered into an employment agreement with Mr. Hancock to serve as the Company’s Chief Operating Officer (the “Hancock Employment Agreement”). The Hancock Employment Agreement is evergreen and can be terminated by either party. Pursuant to the Hancock Employment Agreement, Mr. Hancock earns an initial base annual salary of $225,000, which will be increased at the discretion of the Company’s Board upon the Company’s listing to Nasdaq. In addition to Mr. Hancock’s current options, he is also entitled to receive an additional 1,000,000 options immediately before the Company’s listing onto Nasdaq at an exercise price of $2.00 per share and an additional 1,000,000 options based on certain performance guidelines at the discretion of the Board. Mr. Hancock is also eligible to participate in the Company’s standard benefit plans.

Legal Claims

There are no material pending legal proceedings in which the Company or any of its subsidiaries is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of its voting securities, or security holder is a party adverse to us or has a material interest adverse to the Company.

NOTE 12 – LOANS PAYABLE, CONVERTIBLE NOTE PAYABLE AND LINES OF CREDIT

Lines of Credit

TalaTek, Inc.

On July 29, 2019, TalaTek entered into a secured line of credit with SunTrust Bank (“SunTrust”) for $500,000. The line of credit bears interest at LIBOR plus 2.25%. The line of credit is an open-end revolving line of credit and may be terminated at any time by SunTrust without notice to TalaTek. At December 31, 2020, no amounts were drawn on the line of credit.

Technologyville, Inc.

On August 2, 2017, Techville entered into a secured revolving line of credit with Wintrust Bank (“Wintrust”) for $75,000. The line of credit was renewed on August 11, 2020. The line of credit bears interest at Prime plus 1.75% with a floor rate of 6% and a maturity date of August 24, 2021. The interest rate at December 31, 2020 was 6%. The line of credit is collateralized by all of Techville’s assets. There are no financial covenants requiring the Company to maintain specific financial ratios. During the year ended December 31, 2020 Techville drew $63,000 against the line of credit and made payments of $93,705. At December 31, 2020, there was $3,000 outstanding.

Loans Payable

Technologyville, Inc.

On April 29, 2019, Techville entered into a note payable with VCI Account Services, that subsequently was assigned to U.S. Bancorp, in the original principal amount of $59,905. The note has a maturity date of May 12, 2025 and bears an interest rate of 5.77% per annum. During the year ended December 31, 2020, the Company made cash payments of $5,567, of which $5,010 and $557 was attributed to principal and interest, respectively. The loan is collateralized by a vehicle. There are no financial covenants requiring the Company to maintain specific financial ratios. At December 31, 2020, $45,881 was outstanding.

On June 22, 2020, under the U.S. Small Business Administration’s Paycheck Protection Program, Techville entered into a note payable with a financial institution for $179,600 at an interest rate of 1% per annum and a maturity date of June 22, 2025. Pursuant to the note, principal and interest payments are deferred for ten months, which, at that time Techville may apply for loan forgiveness. If Techville does not apply for loan forgiveness Techville will be required to make monthly payments of $3,819 starting on October 1, 2021. As of December 31, 2020, Techville has not applied for loan forgiveness. All remaining principal and interest is due and payable at the maturity date. At any time during the term of the note, the note holder may call all remaining amounts owed in full. At December 31, 2020, $179,600 was outstanding.

Cerberus Cyber Sentinel Corporation

On April 17, 2020, under the U.S. Small Business Administration’s Paycheck Protection Program, Cerberus entered into a note payable with a financial institution for $530,000 at an interest rate of 1% per annum and a maturity date of April 17, 2022. Pursuant to the note, principal and interest payments are deferred for six months. Cerberus may apply for loan forgiveness any time during the ten-month period after October 2, 2020. If Cerberus does not apply for loan forgiveness Cerberus will be required to make monthly payments of $29,678 starting on August 10, 2021. As of December 31, 2020, Cerberus has not applied for loan forgiveness. All remaining principal and interest is due and payable at the maturity date. At any time during the term of the note, the note holder may call the remaining amounts owed in full. At December 31, 2020, $530,000 was outstanding.

Clear Skies Security LLC

On May 8, 2020, under the U.S. Small Business Administration’s Paycheck Protection Program, Clear Skies entered into a loan payable with a financial institution for $134,200 at an interest rate of 1% per annum and a maturity date of May 8, 2022. Pursuant to the loan, principal and interest payments are deferred for six months. Clear Skies may apply for loan forgiveness at any time during the ten-month period after November 5, 2020. If the Company does not apply for loan forgiveness the Company will be required to make monthly payments of $5,650 starting on September 8, 2021. As of December 31, 2020, Clear Skies has not applied for loan forgiveness. All remaining principal and interest is due and payable at the maturity date. At any time during the term of the loan, the loan holder may call all remaining amounts owed in full. At December 31, 2020, $134,200 was outstanding.

Alpine Security, LLC

On April 18, 2020, under the U.S. Small Business Administration’s Paycheck Protection Program, Alpine entered into a loan payable with a financial institution for $137,000 at an interest rate of 1% per annum and a maturity date of April 8, 2022. Pursuant to the loan, principal and interest payments are deferred for six months. Alpine may apply for loan forgiveness at any time during the ten-month period after October 18, 2020. If the Company does not apply for loan forgiveness the Company will be required to make monthly payments of $7,672 starting on August 18, 2021. As of December 31, 2020, Alpine has not applied for loan forgiveness. All remaining principal and interest is due and payable at the maturity date. At any time during the term of the loan, the loan holder may call all remaining amounts owed in full. At December 31, 2020, $137,000 was outstanding.

On August 21, 2020, Alpine entered into a Future Receipts Sale Agreement with a financial institution for $70,000 bearing no interest and a maturity date of March 12, 2021. The Company received net aggregate proceeds of $38,755 (including $50,000 approved amount less outstanding amounts owed of $10,350). The Company is required to make daily payments pursuant to the following schedule: (i) $575 per day from August 18, 2020 through August 21, 2020, (ii) $500 per day from August 25, 2020 through March 10, 2021, and (iii) $200 per day for March 12, 2021. At December 31, 2020, the remaining balance on the agreement was $19,840. The remaining outstanding balance was repaid subsequent to December 31, 2020.

Convertible Note Payable

On December 23, 2020, the Company issued to a related party lender a convertible note payable in the principal amount of $3,000,000. The convertible note bears interest at 6% per annum, with an effective interest rate of 8.5% per annum, payable at maturity with a maturity date of December 31, 2021. Amounts due under the note may be converted into shares of the Company’s common stock, $0.00001 par value, at any time at the option of the Holder, at a conversion price of $2.00 per share. At December 31, 2020, the if converted value of the note, at the market price of $2.05 per share, would be $3,075,000. The issuance of the note resulted in a discount from the beneficial conversion feature totaling $75,000. Total straight-line amortization of this discount totaled $1,609 during the year ended December 31, 2020 and has a remaining amortization period of .91 years. Total interest expense on the note was approximately $4,000 for the year ended December 31, 2020.

Future minimum payments under the above notes payable following the year ended December 31, 2020, are as follows:

2021	$3,072,192
2022	1,037,115
4,109,307
Less: discount	(73,391)
4,035,916
Less: current	(2,998,801)
Total future minimum payments	$1,037,115

NOTE 13 – LEASES

A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2020, the Company adopted ASC 842 and it primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

All of the Company’s leases are classified as operating leases, and as such, were previously not recognized on the Company’s consolidated balance sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheet as ROU assets and corresponding lease liabilities.

On May 25, 2020, the Company recognized ROU assets of $19,393 and lease liabilities of approximately $19,393. The Company elected to not recognize ROU assets and lease liabilities arising from short-term office leases, leases with initial terms of twelve months or less (deemed immaterial) on the consolidated balance sheets.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at May 25, 2020. The weighted average incremental borrowing rate applied was 5.77%. As of December 31, 2020, the Company’s leases had a remaining weighted average term of 1.50 years.

Rent expense amounted to $43,345 and $19,689 for the years ended December 31, 2020 and 2019, respectively.

The following table presents net lease cost and other supplemental lease information:

Year Ended December 31, 2020
Lease cost
Operating lease cost (cost resulting from lease payments)	$6,362
Short term lease cost	36,983
Net lease cost	$43,345

Operating lease – operating cash flows (fixed payments)	$6,362
Operating lease – operating cash flows (liability reduction)	$5,712
Non-current leases – right of use assets	$13,426
Current liabilities – operating lease liabilities	$8,989
Non-current liabilities – operating lease liabilities	$4,693

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the year ended December 31, 2020, are as follows:

Fiscal Year	Operating Leases
2021	$9,543
2022	4,772
Total future minimum lease payments	14,315
Amount representing interest	(633)
Present value of net future minimum lease payments	$13,682

NOTE 14 – INCOME TAXES

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

At December 31, 2020, the Company had approximately $2,732,000 in net operating loss carry-forwards for federal and state income tax reporting purposes. As a result of the Tax Cuts Job Act 2017 (the Act), certain future carry-forwards do not expire. The Company has not performed a formal analysis, but believes its ability to use such net operating losses and tax credit carry-forwards in the future is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which will significantly impact its ability to realize these deferred tax assets.

The Company’s net deferred tax assets, liabilities and valuation allowance as of December 31, 2020 and 2019 are summarized as follows:

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$765,000	$101,000
Stock compensation expense	703,500	208,400
Accounts payable and accrued expenses	30,600	25,500
Amortization	25,900	-
Allowance for doubtful accounts	7,800	10,100
Total deferred tax assets	1,532,800	345,000
Valuation allowance	(1,341,300)	(337,800)
Deferred tax assets after valuation allowance	$191,500	$7,200
Deferred tax liabilities:
Accounts receivable	$(156,400)	$-
Prepaid expenses	(35,00)	(7,200)
Total deferred tax liabilities	(191,500)	(7,200)
Net deferred tax assets	$-	$-

We recorded a valuation allowance in the full amount of our net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. The valuation allowance increased by $1,003,500 and $337,800 during the years ended December 31, 2020 and 2019, respectively.

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Federal statutory blended income tax rates	(21)%	(21)%
State statutory income tax rate, net of federal benefit	(4)	(4)
Change in valuation allowance	25	25
Effective tax rate	-%	-%

As of the date of this filing, the Company has not filed its 2020 federal and state corporate income tax returns. The Company expects to file these documents as soon as practicable.

The Act was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21% and required the Company to re-measure certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. The Company adopted the new rate as it relates to the calculations of deferred tax amounts as of March 5, 2019.

NOTE 15 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2020 and 2019, the Company had approximately $4,252,000 and $1,377,000, respectively, in excess of the FDIC insured limit.

Revenues

Two clients accounted for 59% of revenue for the year ended December 31, 2020, as set forth below:

Client A	44%
Client B	15%

Three clients accounted for 80% of revenue for the year ended December 31, 2019.

Client A	35%
Client B	32%
Client C	13%

Accounts Receivable

Two clients accounted for 41% of the accounts receivable as of December 31, 2020, as set forth below:

Client A	25%
Client B	16%

Three clients accounted for 79% of the accounts receivable as of December 31, 2019, as set forth below:

Client A	35%
Client B	30%
Client C	14%

Accounts Payable

Two vendors accounted for 32% of the accounts payable as of December 31, 2020, as set forth below:

Vendor A	20%
Vendor B	12%

One vendor accounted for 63% of the accounts payable as of December 31, 2019, as set forth below:

Vendor A	63%

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to December 31, 2020, pursuant to corresponding securities purchase agreements, the Company received $3,250,000 from several investors for an aggregate total of 1,625,000 shares of common stock at a fair value of $2.00 per share. As of the date of this report the shares have not been issued.

On January 1, 2021, Alpine renewed its lease for office space through December 31, 2021. The renewal allows for the term of the lease to be automatically extended for a period of one year from the date of expiration with a rate of $1,750 per month.

On January 22, 2021, the Company entered into a two-year Sublease Agreement with a certain sublandlord for office space. Pursuant to the sublease the Company has a rent schedule of $6,558 per month through December 31, 2021 and $6,695 per month from January 1, 2022 through December 31, 2022.

On February 1, 2021, the Board of Directors (the “Board”) appointed Sandra Morgan as a director. In connection with Ms. Morgan’s appointment to the Board, the Board granted Ms. Morgan an option to purchase 200,000 shares of the Company’s common stock with an exercise price of $2.00 per share.

