Form 10-Q
period 2021-03-31
CERBERUS CYBER SENTINEL CORP
filed 2021-05-17
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 12, 2021, there were 117,729,971 shares of the registrant’s common stock outstanding.

CERBERUS CYBER SENTINEL CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

CONDENSED Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$7,326,609	$5,197,030
Accounts receivable, net of allowances for doubtful accounts of $40,000	1,183,318	1,006,834
Prepaid expenses and other current assets	155,570	142,144
Total Current Assets	8,665,497	6,346,008

Property and equipment, net of accumulated depreciation of $18,897 and $14,473, respectively	76,206	80,630
Right of use asset	175,927	13,426
Intangible assets, net of accumulated amortization of $151,462 and $116,468, respectively	2,070,438	2,105,432
Goodwill	4,101,369	4,101,369

Total Assets	$15,089,437	$12,646,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$747,638	$809,804
Stock payable	48,000	46,000
Lease liability	101,828	8,989
Loans payable	9,451	9,405
Line of credit	33,358	3,000
Convertible note payable, net of debt discount, related party	2,944,706	2,926,609
Note payable - related party	59,787	59,787
Total Current Liabilities	3,944,768	3,863,594

Long-term Liabilities:
Loans payable, net of current portion	1,016,463	1,037,115
Lease liability, net of current portion	74,840	4,693

Total Liabilities	5,036,071	4,905,402

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.00001 par value; 250,000,000 shares authorized; 117,729,971 and 116,104,971 shares issued and outstanding, respectively	1,177	1,161
Additional paid-in capital	16,695,820	12,607,074
Accumulated deficit	(6,643,631)	(4,866,772)
Total Stockholders’ Equity	10,053,366	7,741,463

Total Liabilities and Stockholders’ Equity	$15,089,437	$12,646,865

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020

Revenue:
Managed services	$440,417	$137,913
Consulting services	2,119,361	930,308
Total revenue	2,559,778	1,068,221

Cost of revenue:
Managed services	193,667	18,970
Consulting services	117,794	115,847
Cost of payroll	1,427,702	640,424
Total cost of revenue	1,739,163	775,241
Total gross profit	820,615	292,980

Operating expenses:
Professional fees	157,354	196,354
Advertising and marketing	45,227	27,862
Selling, general and administrative	1,487,641	580,198
Stock based compensation	838,762	325,429
Total operating expenses	2,528,984	1,129,843

Loss from operations	(1,708,369)	(836,863)

Other expense:
Other income	205	-
Interest expense, net	(68,695)	(2,281)

Total other expense	(68,490)	(2,281)

Loss before provision for income taxes	(1,776,859)	(839,144)

Provision for income taxes	-	-

Net loss	$(1,776,859)	$(839,144)

Net loss per common share - basic	$(0.02)	$(0.01)
Net loss per common share - diluted	$(0.02)	$(0.01)

Weighted average shares outstanding - basic	116,418,173	108,082,222
Weighted average shares outstanding - diluted	116,418,173	108,082,222

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at January 1, 2021	116,104,971	$1,161	$12,607,074	$(4,866,772)	$-	$7,741,463

Stock based compensation - stock options	-	-	838,762	-	-	838,762
Stock issued for cash	1,625,000	16	3,249,984	-	-	3,250,000
Net loss	-	-	-	(1,776,859)	-	(1,776,859)
Balance as of March 31, 2021	117,729,971	$1,177	$16,695,820	$(6,643,631)	$-	$10,053,366

Balance at January 1, 2020	107,912,500	$1,139	$7,770,902	$(1,453,510)	$(2,400,000)	$3,918,531

Stock based compensation - stock options	-	-	325,429	-	-	325,429
Stock issued for cash	350,000	4	139,996	-	-	140,000
Return of treasury stock to authorized capital	-	(60)	(2,399,940)	-	2,400,000	-
Net loss	-	-	-	(839,144)	-	(839,144)
Balance as of March 31, 2020	108,262,500	$1,083	$5,836,387	$(2,292,654)	$-	$3,544,816

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net loss	$(1,776,859)	$(839,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - stock options	838,762	325,429
Issuance of common stock for services	2,000	10,000
Depreciation and amortization	57,515	16,619
Right of use amortization	13,257	-
Changes in operating assets and liabilities:
Accounts receivable, net	(176,484)	(52,762)
Other current assets	(13,426)	(46,200)
Accounts payable and accrued expenses	(62,166)	142,120
Lease liability	(12,772)	-

Net cash used in operating activities	(1,130,173)	(443,938)

Cash flows from financing activities:
Proceeds from sale of common stock	3,250,000	140,000
Proceeds from line of credit	221,346	-
Payment on line of credit	(190,988)	-
Payment on loans payable	(20,606)	-

Net cash provided by financing activities	3,259,752	140,000

Net increase (decrease) in cash	2,129,579	(303,938)

Cash and cash equivalents - beginning of the period	5,197,030	1,876,645

Cash and cash equivalents - end of the period	$7,326,609	$1,572,707

Supplemental cash flow information:
Cash paid for:
Interest	$34,163	$-
Income taxes	$-	$5,882
Non-cash investing and financing activities:
Right of use asset and lease liability recorded upon adoption of ASC 842	$175,758	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Corporate History

Cerberus Cyber Sentinel Corporation (“Cerberus Sentinel,” “Cerberus,” or the “Company”) was formed on March 5, 2019 as a Delaware corporation. The Company’s principal offices are located at 6900 E. Camelback Road, Suite 240, Scottsdale, AZ 85258.

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

Effective December 16, 2020, the Company entered into an Agreement and Plan of Merger with Alpine Security, LLC, an Illinois limited liability company (“Alpine”), and its sole member, pursuant to which Alpine became a wholly owned subsidiary of the Company (the “Alpine Acquisition”). Under the terms of the Alpine Acquisition, all issued and outstanding membership units in Alpine were exchanged for an aggregate of 900,000 shares of the Company’s common stock.

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At March 31, 2021, the Company had an accumulated deficit of approximately $6,644,000 and working capital surplus of approximately $4,721,000. For the three months ended March 31, 2021, the Company had a loss from operations of approximately $1,708,000 and negative cash flows from operations of approximately $1,130,000. Although the Company is showing positive revenues and gross profit trends, the Company expects to incur further losses through the end of 2021.

To date the Company has been funding operations primarily through the sale of equity in private placements and revenues generated by the Company’s services. During the three months ended March 31, 2021, the Company received $3,250,000 from private placements to accredited investors of the Company’s common stock.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial information as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021.

Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GenResults, TalaTek, Techville, Clear Skies, and Alpine. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the financial statements for the three months ended March 31, 2020 to conform to the financial statements presentation for the three months ended March 31, 2021. These reclassifications had no effect on net loss or cash flows as previously reported.

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

The Company believes the critical accounting policies discussed below affect its more significant judgments and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Significant estimates include the allowance for doubtful accounts, the carrying value of intangible assets and goodwill, deferred tax asset and valuation allowance, the estimated fair value of assets acquired, liabilities assumed and stock issued in business combinations and assumptions used in the Black-Scholes-Merton pricing model, such as expected volatility, risk-free interest rate, and expected divided rate.

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

Disaggregated Revenues

Revenue consists of the following by service offering for the three months ended March 31, 2021:

	Managed Services	Consulting Services	Total
Primary Sector Markets
Public	$-	$980,280	$980,280
Private	407,493	1,120,486	1,527,979
Not-for-Profit	32,924	18,595	51,519
	$440,417	$2,119,361	$2,559,778

Major Service Lines
Gap and Risk Assessment	$-	$1,989,888	$1,989,888
Tech Connect	440,417	-	440,417
Hardware	-	127,553	127,553
Other	-	1,920	1,920
	$440,417	$2,119,361	$2,559,778

Revenue consists of the following by service offering for the three months ended March 31, 2020:

	Managed Services	Consulting Services	Total
Primary Sector Markets
Public	$-	$705,125	$705,125
Private	137,913	225,183	363,096
Not-for-Profit	-	-	-
	$137,913	$930,308	$1,068,221

Major Service Lines
Gap and Risk Assessment	$-	$930,308	$930,308
Managed Security Services	137,913	-	137,913
	$137,913	$930,308	$1,068,221

Contract Modifications

There were no contract modifications during the three months ended March 31, 2021. Contract modifications are not routine in the performance of the Company’s contracts.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of March 31, 2021, and December 31, 2020, the Company’s allowance for doubtful accounts was $40,000.

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

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation is removed from the accounts and the resulting gain or loss, if any, is reflected in results of operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. During the three months ended March 31, 2021, the Company did not record a loss on impairment.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. Finite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at year end, at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit level (See Note 5).

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $45,227 and $27,862 for the three months ended March 31, 2021 and 2020, respectively, and are recorded in operating expenses on the unaudited condensed consolidated statements of operations.

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

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All vested outstanding options are considered potentially outstanding common stock. The dilutive effect, if any, of stock options is calculated using the treasury stock method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options have been excluded from the Company’s computation of net loss per common share for the three months ended March 31, 2021 and 2020.

The following tables summarize the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	March 31, 2021	March 31, 2020

Stock Options	25,404,533	19,615,000
Convertible Debt	1,500,000	-
Total	26,904,533	19,615,000

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

Leases

Leases in which the Company is the lessee are comprised of corporate offices and property and equipment. All of the leases are classified as operating leases. The Company leases multiple office spaces with a remaining weighted average term of 1.67 years. The Company leases a vehicle with a remaining term of 1.25 years.

In accordance with ASC 842, Leases, the Company recognized a right-of-use (“ROU”) asset and corresponding lease liability on its unaudited condensed consolidated balance sheet for long-term office leases and a vehicle operating lease agreement. See Note 12 – Leases for further discussion, including the impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

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

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At March 31, 2021 and December 31, 2020, the Company’s net deferred tax asset has been fully reserved.

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

Recently Issued Accounting Standards

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	March 31, 2021	December 31, 2020

Prepaid expenses	$145,570	$142,144
Other current assets	10,000	-
Total prepaid expenses and other current assets	$155,570	$142,144

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2021	December 31, 2020

Computer equipment	$15,735	$15,735
Vehicle	63,052	63,052
Furniture and fixtures	6,224	6,224
Software	10,092	10,092
	95,103	95,103
Less: accumulated depreciation	(18,897)	(14,473)
Property and equipment, net	$76,206	$80,630

Total depreciation expense was $4,424 and $971 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the changes in goodwill during the three months ended March 31, 2021:

Balance December 31, 2020(1)	$4,101,369
Acquisition of goodwill	-
Impairment	-
Ending balance, March 31, 2021(1)	$4,101,369

(1)       As of March 31, 2021, the Company has not attained a third-party valuation for the December 16, 2020 acquisition of Alpine. As such, the purchase price allocation disclosed in the Company’s Annual Report in Form 10-K for December 31, 2020, filed on March 31, 2021, may change and, therefore, goodwill resulting from the acquisition may change.

The following table summarizes the identifiable intangible assets as of March 31, 2021 and December 31, 2020:

	Useful life	2021	2020
Tradenames – trademarks (1)	Indefinite	$1,094,500	$1,094,500
Customer base (1)	15 years	370,000	370,000
Non-compete agreements (1)	5 years	236,400	236,400
Intellectual property/technology (1)	10 years	521,000	521,000
		2,221,900	2,221,900
Less accumulated amortization		(151,462)	(116,468)
Total		$2,070,438	$2,105,432

(1)       These intangible assets were acquired in the acquisitions of TalaTek, Techville and Clear Skies.

The weighted average useful life of identifiable amortizable intangible assets remaining is 8.31 years.

Amortization of identifiable intangible assets for the three months ended March 31, 2021 and 2020, was $34,994 and $15,648, respectively.

The below table summarizes the future amortization expense for the remainder of 2021 following March 31, 2021, and the next four years thereafter:

Remainder of 2021	$104,983
2022	127,027
2023	113,427
2024	104,262
2025	76,767
Thereafter	449,472
$975,938

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	March 31, 2021	December 31, 2020

Accounts payable	$211,120	$328,368
Accrued payroll	95,682	39,670
Accrued expenses	418,419	417,832
Accrued interest – related party	22,417	23,934
Total accounts payable and accrued expenses	$747,638	$809,804

Note 7 - Related Party Transactions

Note Payable – Related Party

On December 31, 2018, GenResults entered into an unsecured note payable with Jemmett Enterprises, LLC, an entity controlled by the Company’s majority stockholder, in the orginal principal amount of $200,000. The note has a maturity date of June 15, 2021, and bears an interest rate of 6% per annum. The outstanding principal balance of this loan was $59,787 as of March 31, 2021 and December 31, 2020. See Note 11. At March 31, 2021 and December 31, 2020, the Company has recorded accrued interest of $22,417 and $23,934, respectively, with respect to this note payable. The Company has recorded interest expense of $2,983 and $2,275 during the three months ended March 31, 2021 and 2020, respectively.

Convertible Note Payable – Related Party

On December 23, 2020, the Company issued to a related party a convertible note in the principal amount of $3,000,000 bearing an interest rate at 6% per annum payable at maturity with a maturity date of December 31, 2021, with a conversion price of $2.00 per share. The outstanding principal balance of this loan was $3,000,000 at March 31, 2021 and December 31, 2020, respectively. See Note 11 for additional details.

Agreement with Eventus Consulting, P.C.

On November 8, 2019, the Company entered into a financial consulting agreement with Eventus Consulting, P.C., an Arizona corporation, (“Eventus”), of which Neil Reithinger, Chief Financial Officer advisor to the Company, is the sole shareholder, pursuant to which Eventus is to provide financial and accounting consulting services to the Company. In consideration for Eventus’ services, the Company agreed to pay Eventus according to its standard hourly rate structure. The term of the agreement is perpetual unless otherwise terminated upon thirty days’ notice by either Eventus or the Company. For the three months ended March 31, 2021, Eventus was paid $59,893 and was owed $134 for accrued and unpaid services under the financial consulting agreement at March 31, 2021.

Note 8 - Stockholders’ Equity

Equity Transactions During the Period

During the three months ended March 31, 2021, the Company issued an aggregate of 1,625,000 shares of common stock with a fair value of $2.00 per share, respectively, to investors for cash proceeds of $3,250,000.

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

Upon execution of the agreement the Company was to issue 120,000 shares of the Company’s restricted common stock, valued at $48,000 to Eskenzi. As of March 31, 2021, these shares have yet to be issued. As such, the Company recorded a stock payable in the amount of $48,000 and $46,000 representing the fair value of services performed through the three months and year ended March 31, 2020 and December 31, 2020, respectively.

See Note 9 for disclosure of additional equity related transactions.

Note 9 – StocK-BASED COMPENSATION

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

Options

The Company granted options for the purchase of 900,000 shares of common stock during the three months ended March 31, 2021.

The Company granted options for the purchase of 2,570,000 shares of common stock during the three months ended March 31, 2020.

The weighted average grant date fair value of options issued and vested during the three months ended March 31, 2021 was $652,458 and $142,436, respectively. The weighted average grant date fair value of non-vested options was $8,011,337 at March 31, 2021.

The weighted average grant date fair value of options issued during the three months ended March 31, 2020 was $140,235. The weighted average non-vested grant date fair value of non-vested options was $1,766,067 at March 31, 2020.

Compensation-based stock option activity for qualified and unqualified stock options is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2021	24,573,700	$0.86
Granted	900,000	2.00
Exercised	-	-
Expired or cancelled	(69,167)	2.00
Outstanding at March 31, 2021	25,404,533	$0.89

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at March 31, 2021:

		Weighted-	Weighted-
		Average	Average
	Outstanding	Remaining Life	Exercise	Number
Exercise Prices	Options	In Years	Price	Exercisable

$0.38	3,000,000	3.37	$0.38	2,166,667
0.40	3,600,000	3.31	0.40	2,375,000
0.50	11,626,000	3.94	0.50	5,001,667
2.00	5,838,533	4.58	1.98	-
2.05	1,340,000	4.67	2.05	-
	25,404,533	3.97	$0.89	9,543,334

The compensation expense attributed to the issuance of the options is recognized ratably over the vesting period.

Options granted under the 2019 Plan are exercisable for a specified period, generally five to ten years from the grant date and generally vest over three to four years from the grant date.

Total compensation expense related to the options was $838,762 and $325,429 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was future compensation expense of $6,976,048 with a weighted average recognition period of 1.99 years related to the options.

The aggregate intrinsic value totaled $29,383,893 and $15,289,667, for total outstanding and exerciseable options, respectively, and was based on the Company’s estimated fair value of the common stock of $2.05 as of March 31, 2021, which is the aggregate fair value of the common stock that would have been received by the option holders had all option holders exercised their options as of that date, net of the aggregate exercise price.

On February 1, 2021, the Company granted options to purchase 500,000 shares of the Company’s common stock to an employee, with an exercise price of $2.00 per share. The options for 30% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent two-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $2.05; strike price - $2.00; expected volatility – 74%; risk free interest rate – 0.42%; dividend rate – 0%; and expected term – 3.53 years.

On February 1, 2021, the Company granted options to purchase 200,000 shares of the Company’s common stock to a board member, with an exercise price of $2.00 per share. The options vest monthly over a two-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $2.05; strike price - $2.00; expected volatility – 74%; risk free interest rate – 0.42%; dividend rate – 0%; and expected term – 3.25 years.

On February 8, 2021, the Company granted options to purchase 500,000 shares of the Company’s common stock to an employee, with an exercise price of $2.00 per share. The options for 30% of the shares vest on the one-year anniversary of the grant date and then monthly over the subsequent two-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $2.05; strike price - $2.00; expected volatility – 74%; risk free interest rate – 0.48%; dividend rate – 0%; and expected term – 3.53 years.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Claims

There are no material pending legal proceedings in which the Company or any of its subsidiaries is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of its voting securities, or security holder is a party adverse to us or has a material interest adverse to the Company.

NOTE 11 – LOANS PAYABLE AND LINES OF CREDIT

Lines of Credit

TalaTek, Inc.

On July 29, 2019, TalaTek entered into a secured line of credit with SunTrust Bank (“SunTrust”) for $500,000. The line of credit bears interest at LIBOR plus 2.25%. The line of credit is an open-end revolving line of credit and may be terminated at any time by SunTrust without notice to TalaTek. At March 31, 2021, no amounts were drawn on the line of credit.

Technologyville, Inc.

On August 24, 2017, Techville entered into a secured revolving line of credit with Wintrust Bank (“Wintrust”) for $75,000. The line of credit bears interest at 1.99% for the first twelve (12) months, then Prime plus 2%, with a floor rate of 6% and a maturity date of August 24, 2021. The interest rate at March 31, 2021 was 6%. The line of credit is collateralized by all of Techville’s assets. There are no financial covenants requiring the Company to maintain specific financial ratios. During the three months ended March 31, 2021 Techville drew $221,346 against the line of credit and made payments of $190,988. At March 31, 2021 and December 31, 2020 there was $33,358 and $3,000 outstanding.

Loans Payable

Technologyville, Inc.

On April 29, 2019, Techville entered into a note payable with VCI Account Services, that subsequently was assigned to U.S. Bancorp, in the original principal amount of $59,905. The note has a maturity date of May 12, 2025 and bears an interest rate of 5.77% per annum. During the three months ended March 31, 2021, the Company made cash payments of $989, of which $767 and $222 was attributed to principal and interest, respectively. The loan is collateralized by a vehicle. There are no financial covenants requiring the Company to maintain specific financial ratios. At March 31, 2021, $45,114 was outstanding.

On June 22, 2020, under the U.S. Small Business Administration’s Paycheck Protection Program, Techville entered into a note payable with a financial institution for $179,600 at an interest rate of 1% per annum and a maturity date of June 22, 2025. Pursuant to the note, principal and interest payments are deferred for ten months, which, at that time Techville may apply for loan forgiveness. If Techville does not apply for loan forgiveness Techville will be required to make monthly payments of $3,819 starting on October 1, 2021. All remaining principal and interest is due and payable at the maturity date. As of March 31, 2021, Techville has not applied for loan forgiveness. At any time during the term of the note, the note holder may call all remaining amounts owed in full. At March 31, 2021, $179,600 was outstanding.

Cerberus Cyber Sentinel Corporation

On December 31, 2018, GenResults entered into an unsecured note payable with Jemmett Enterprises, LLC, an entity controlled by the Company’s majority stockholder, in the orginal principal amount of $200,000. The note has a maturity date of June 15, 2021, and bears an interest rate of 6% per annum. The outstanding principal balance of this loan was $59,787 as of March 31, 2021 and December 31, 2020. At March 31, 2021 and December 31, 2020, the Company has recorded accrued interest of $22,417 and $23,934, respectively, with respect to this note payable. The Company has recorded interest expense of $2,983 and $2,275 during the three months ended March 31, 2021 and 2020, respectively.

On April 17, 2020, under the U.S. Small Business Administration’s Paycheck Protection Program, Cerberus entered into a note payable with a financial institution for $530,000 at an interest rate of 1% per annum and a maturity date of April 17, 2022. Pursuant to the note, principal and interest payments are deferred for six months. Cerberus has 24 weeks, or until October 2, 2021, to apply for loan forgiveness. If Cerberus does not apply for loan forgiveness Cerberus will be required to make monthly payments of $29,678 starting on August 10, 2021. As of March 31, 2021, the Company has not applied for loan forgiveness. All remaining principal and interest is due and payable at the maturity date. At any time during the term of the note, the note holder may call the remaining amounts owed in full. At March 31, 2021, $530,000 was outstanding.

Clear Skies Security LLC

On May 8, 2020, under the U.S. Small Business Administration’s Paycheck Protection Program, Clear Skies entered into a loan payable with a financial institution for $134,200 at an interest rate of 1% per annum and a maturity date of May 8, 2022. Pursuant to the loan, principal and interest payments are deferred for six months. The Company may apply for loan forgiveness at any time during the 24-week period beginning on November 5, 2020. If the Company does not apply for loan forgiveness the Company will be required to make monthly payments of $5,650 starting on December 8, 2020. As of March 31, 2021, Clear Skies has not applied for loan forgiveness. All remaining principal and interest is due and payable at the maturity date. At any time during the term of the loan, the loan holder may call all remaining amounts owed in full. At March 31, 2021, $134,200 was outstanding.

Alpine Security, LLC

On April 18, 2020, under the U.S. Small Business Administration’s Paycheck Protection Program, Alpine entered into a loan payable with a financial institution for $137,000 at an interest rate of 1% per annum and a maturity date of April 8, 2022. Pursuant to the loan, principal and interest payments are deferred for six months. Alpine may apply for loan forgiveness at any time during the ten-month period after October 18, 2020. If the Company does not apply for loan forgiveness the Company will be required to make monthly payments of $7,672 starting on August 18, 2021. As of March 31, 2021, Alpine has not applied for loan forgiveness. All remaining principal and interest is due and payable at the maturity date. At any time during the term of the loan, the loan holder may call all remaining amounts owed in full. At March 31, 2021, $137,000 was outstanding.

Convertible Note Payable

On December 23, 2020, the Company issued to a related party lender a convertible note payable in the principal amount of $3,000,000. The convertible note bears interest at 6% per annum, with an effective interest rate, due to the if converted value of the note, of 8.5% per annum, payable at maturity with a maturity date of December 31, 2021. Amounts due under the note may be converted into shares of the Company’s common stock, $0.00001 par value, at any time at the option of the Holder, at a conversion price of $2.00 per share. At December 31, 2020, the if converted value of the note, at the market price of $2.05 per share, would be $3,075,000. The issuance of the note resulted in a discount from the beneficial conversion feature totaling $75,000. Total straight-line amortization of this discount totaled $18,097 during the three months ended March 31, 2021 and has a remaining amortization period of .75 years. Total interest expense on the note was $45,000 for the three months ended March 31, 2021.

Future minimum payments under the above notes payable following the three months ended March 31, 2021, are as follows:

2021	$3,069,238
2022	1,016,463
Total future minimum payments	4,085,701
Less: discount	(55,294)
4,030,407
Less: current	(3,013,944)
$1,016,463

NOTE 12 – LEASES

A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration.

All of the Company’s leases are classified as operating leases. With the adoption of Topic 842, operating lease agreements are required to be recognized on the condensed consolidated balance sheet as ROU assets and corresponding lease liabilities.

On January 1, 2021 and February 1, 2021, the Company recognized additional ROU assets and lease liabilities of $37,932 and $137,826, respectively. The Company elected to not recognize ROU assets and lease liabilities arising from office leases with initial terms of twelve months or less (deemed immaterial) on the unaudited condensed consolidated balance sheets.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at January 1, 2021. The weighted average incremental borrowing rate applied was 6%. As of March 31, 2021, the Company’s leases had a remaining weighted average term of 1.64 years.

The following table presents net lease cost and other supplemental lease information:

Three Months Ended March 31, 2021
Lease cost
Operating lease cost (cost resulting from lease payments)	$14,194
Short term lease cost	4,336
Net lease cost	$18,530

Operating lease – operating cash flows (fixed payments)	$14,194
Operating lease – operating cash flows (liability reduction)	$12,772
Non-current leases – right of use assets	$175,927
Current liabilities – operating lease liabilities	$101,828
Non-current liabilities – operating lease liabilities	$74,840

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the three months ended March 31, 2021, are as follows:

Fiscal Year	Operating Leases
2021 (excluding the three months ended March 31, 2021)	$81,930
2022	104,371
Total future minimum lease payments	186,301
Amount representing interest	(9,633)
Present value of net future minimum lease payments	$176,668

NOTE 13 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2021, and December 31, 2020, the Company had approximately $6,527,000 and $4,252,000, respectively, in excess of the FDIC insured limit.

Revenues

One client accounted for 32% of revenue for the three months ended March 31, 2021.

Two clients accounted for 92% of revenue for the three months ended March 31, 2020, as set forth below:

Client A	65%
Client B	27%

Accounts Receivable

One client accounted for 20% of the accounts receivable as of March 31, 2021.

Two clients accounted for 83% of the accounts receivable as of March 31, 2020, as set forth below:

Client A	45%
Client B	38%

Accounts Payable

Three vendors accounted for 39% of the accounts payable as of March 31, 2021, as set forth below:

Vendor A	15%
Vendor B	12%
Vendor C	12%

One vendor accounted for 25% of the accounts payable as of March 31, 2020.

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued, and has determined that no material events have occurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

Managed Services

Our Managed Services focus on a holistic approach to cybersecurity based on an upfront gap analysis of our clients’ existing cybersecurity practices. We provide multiple offerings in the service portfolio including the following:

●	CISO-as-a-service: Many companies are in need of cybersecurity services but do not have the capital resources or knowledge base to hire a Chief Information Security Officer (“CISO”). We offer this service to companies on an ongoing consulting basis as a resource to augment their management team. CISO-as-a-service includes road mapping the future needs for the client and providing our knowledge and expertise to help them achieve their security needs;
●	Culture education and enablement offering: This targets the root cause for approximately 75% of cyber breach events by starting with a culture of security-forward thinking;
●	Tools and technology provisioning offering: We provide technology-agnostic solutions catering to a client’s existing products and to enhance the cyber defense system by making carefully selected additions without bias and to fit their financial profile;
●	Data and privacy offering: This ensures that a client’s data security and privacy are properly managed to alleviate risks of data loss and breach;
●	Regulations and compliance offering: We evaluate a client’s policies and procedures and implement the appropriate compliance framework based on the latest industry regulations and obligations; and
●	SOC services: We offer SOC-as-a-service, which is a subscription-based service that manages and monitors client’s logs, devices, clouds, network and assets for possible cyber threats. This service provides the clients with the knowledge and skills necessary to combat cybersecurity threats.

Consulting Services

Our consulting services include a wide array of tailored solutions for organizations of all sizes. Our in-depth industry expertise allows us to act as the trusted advisor of our clients to help them lower their risk profile, minimize cost impact to organizations and meet regulatory compliance demands. We specialize in:

●	Cybersecurity consulting: Bringing the culture of cybersecurity to a client’s leadership team and penetrating throughout the organization is a critical first step of building any cybersecurity system. Through our consulting service, we dive in both at the cultural and technical aspects of cybersecurity within the organization. We help our clients build effective policies and best practices, design or enhance a cybersecurity system and train the executive management team so that the culture at the top is set to facilitate diligent implementation of cybersecurity awareness.

●	Compliance auditing: We provide auditing services under several compliance frameworks as follows:

○	Service Organization 2 – This is an auditing procedure that focuses on a business’ non-financial reporting controls related to security, availability, processing, integrity, confidentiality, and privacy of a system;
○	Payment Card Industry Data Security Standard– This is a standard administered by the Payment Card Industry Security Standards Council;
○	Health Insurance Portability and Accountability Act of 1996 and The Health Information Technology for Economic and Clinical Health Act of 2009 – These are laws regulated by the Department of Health and Human Services to secure the privacy and confidentiality of protected health information;
○	HITRUST CSF – This is a comprehensive security framework developed by the Health Information Trust Alliance in collaboration with healthcare, technology and information security leaders, to create, access, store and exchange sensitive and/or regulated data; and
○	The National Institute of Standards and Technology – This was formally known as the National Bureau of Standards, which is a federal agency that promotes and maintains measurement standards while encouraging and assisting industry and science to develop and use these standards.

●	Gap and risk assessment: We perform security risk gap analysis and advanced threat intelligence and analytics to identify potential areas of security risk and monitor potential breaches on a frequent basis. Evaluating all aspects of the business from executive management, finance, legal, human resources, compliance, operations and then IT. This is to ensure the organization has a holistic understanding of their company’s security posture.

●	Penetration testing: We offer network and application-level penetration testing performed through industry tools and verified by certified security experts. At the network level, we conduct network scans for clients at pre-defined intervals based on their preference. Subsequent automatic scans are performed at the same IP address. We also make further attempts to exploit any vulnerability found by the network scan to eliminate false positives. At the application level, we utilize techniques such as parameter tampering, cookie poisoning, session hijacking, user privilege escalation, credential manipulation, forceful browsing, backdoors and debug options, configuration subversion, input validation bypass, SQL injection, and cross-site scripting to assess the application for known vulnerabilities.

Significant Developments During the Quarter

Appointment of Director

On February 1, 2021, our Board of Directors appointed Sandra Morgan as a director. Ms. Morgan, 42, has served as Chairwoman of the Nevada Gaming Control Board from January 2019 to November 2020 and as Commissioner of the Nevada Gaming Commission from May 2018 to Jan 2019. She also served as Director of External Affairs at AT&T from January 2016 to January 2018. Ms. Morgan also currently serves on the Board of Directors at Fidelity National Financial and holds a Juris Doctor, Law from UNLV. Ms. Morgan is qualified for service as a director of the Company due to her experience with regulatory and compliance issues.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Our financial results for the three months ended March 31, 2021 are summarized as follows in comparison to the three months ended March 31, 2020:

For the Three Months Ended March 31, 2021

	Cerberus	TalaTek	Techville	Other(1)	Total
Revenue	$437,760	$984,434	$570,290	$567,294	$2,559,778
Cost of revenue	497,847	640,662	323,957	276,697	1,739,163
Gross profit	(60,087)	343,772	246,333	290,597	820,615

Operating expenses	1,669,064	435,706	265,339	158,875	2,528,984
Operating income (loss)	(1,729,151)	(91,934)	(19,006)	131,722	(1,708,369)
Other income (expense)	(66,750)	6	(409)	(1,337)	(68,490)
Loss before income taxes	$(1,795,901)	$(91,928)	$(19,415)	130,385	$(1,776,859)

For the Three Months Ended March 31, 2020

	Cerberus	TalaTek	Techville	Other(1)	Total
Revenue	$347,716	$720,505	$-	$-	$1,068,221
Cost of revenue	234,807	540,434	-	-	775,241
Gross profit	112,909	180,071	-	-	292,980

Operating expenses	834,883	294,960	-	-	1,129,843
Operating loss	(721,974)	(114,889)	-	-	(836,863)
Other income (expense)	(2,319)	38	-	-	(2,281)
Loss before income taxes	$(724,293)	$(114,851)	$-	$-	$(839,144)

Variance

	Cerberus	TalaTek	Techville	Other(1)	Total
Revenue	$90,044	$263,929	$570,290	$567,294	$1,491,557
Cost of revenue	263,040	100,228	323,957	276,697	963,922
Gross profit	(172,996)	163,701	246,333	290,597	527,635

Operating expenses	834,181	140,746	265,339	158,875	1,399,141
Operating loss	(1,007,177)	22,955	(19,006)	131,722	(871,506)
Other expense	(64,431)	(32)	(409)	(1,337)	(66,209)
Loss before income taxes	$(1,071,608)	$22,923	$(19,415)	$130,385	$(937,715)

(1)	Based on the insignificant nature of the operational activities of Clear Skies and Alpine in comparison to the entity as a whole during the three months ended March 31, 2021, the Company has combined them into one category, titled Other, for the purposes of this presentation.

Revenues

For the Three Months Ended March 31, 2021

	Cerberus	TalaTek	Techville	Other(1)	Total
Managed services	$-	$99	$440,318	$-	$440,417
Consulting services	437,760	984,335	129,972	567,294	2,119,361
Total revenue	$437,760	$984,434	$570,290	$567,294	$2,559,778

For the Three Months Ended March 31, 2020

	Cerberus	TalaTek	Techville	Other(1)	Total
Managed services	$137,812	$101	$-	$-	$137,913
Consulting services	209,904	720,404	-	-	930,308
Total revenue	$347,716	$720,505	$-	$-	$1,068,221

Variance

	Cerberus	TalaTek	Techville	Other(1)	Total
Managed services	$(137,812)	$(2)	$440,318	$-	$302,504
Consulting services	227,856	263,931	129,972	567,294	1,189,053
Total revenue	$90,044	$263,929	$570,290	$567,294	$1,491,557

(1)	Based on the insignificant nature of the operational activities of Clear Skies and Alpine in comparison to the entity as a whole during the three months ended March 31, 2021, the Company has combined them into one category, titled Other, for the purposes of this presentation.

Revenues increased for Cerberus by $90,044, or 26%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, due to an increase in customers as compared to the three months ended March 31, 2020.

Revenues increased for TalaTek by $263,929, or 37%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, as a result of (i) an increase in contract revenue from a significant client of approximately $111,000 and (ii) various contracts that were active during the three months ended March 31, 2021 that were entered into subsequent to March 31, 2020.

Revenues for Techville were $570,290 for the three months ended March 31, 2021. We did not recognize any revenue attributable to Techville during the three months ended March 31, 2020, because of the acquisition consummated on May 25, 2020. Approximately $440,000 was a result of Techville’s managed service offerings and approximately $130,000 was a result of Techville’s miscellaneous hardware sales associated with Techville’s consulting service offerings.

Revenues for Clear Skies and Alpine were $567,294 for the three months ended March 31, 2021. We did not recognize any revenue attributable to Clear Skies or Alpine during the three months ended March 31, 2020, because of the acquisitions consummated on August 1, 2020 and December 16, 2020, repsectively. Virtually all of these revenues were a result of Clear Skies’ and Alpine’s gap and risk assessment offerings.

Expenses

Cost of Revenues

For the Three Months Ended March 31, 2021

	Cerberus	TalaTek	Techville	Other(1)	Total
Managed services	$-	$-	$193,667	$-	$193,667
Consulting services	59,470	34,992	-	23,332	117,794
Cost of payroll	438,377	605,670	130,290	253,365	1,427,702
Total cost of revenue	$497,847	$640,662	$323,957	$276,697	$1,739,163

For the Three Months Ended March 31, 2020

	Cerberus	TalaTek	Techville	Other(1)	Total
Managed services	$18,970	$-	$-	$-	$18,970
Consulting services	26,486	89,361	-	-	115,847
Cost of payroll	189,351	451,073	-	-	640,424
Total cost of revenue	$234,807	$540,434	$-	$-	$775,241

Variance

	Cerberus	TalaTek	Techville	Other(1)	Total
Managed services	$(18,970)	$-	$193,667	$-	$174,697
Consulting services	32,984	(54,369)	-	23,332	1,947
Cost of payroll	249,026	154,597	130,290	253,365	787,278
Total cost of revenue	$263,040	$100,228	$323,957	$279,697	$963,922

(1)	Based on the insignificant nature of the operational activities of Clear Skies and Alpine in comparison to the entity as a whole during the three months ended March 31, 2021, the Company has combined them into one category, titled Other, for the purposes of this presentation.

Cost of revenues increased for Cerberus by $263,040, or 112%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, and was primarily the result of an increase in employees due to Alpine’s employees being transferred to Cerberus during the three months ended March 31, 2021.

Cost of revenues increased for TalaTek by $100,228, or 19%, for the three months ended March 31,2021, as compared to the three months ended March 31, 2020, as a result of an increase in employees resulting in an increase in salaries.

Cost of revenues for Techville were $323,957 for the three months ended March 31, 2021. We did not recognize any cost of revenues for Techville for the three months ended March 31, 2020, because the acquisition, was consummated on May 25, 2020.

Cost of revenues for Clear Skies and Alpine were $279,697 for the three months ended March 31, 2021. We did not recognize any costs of revenues for Clear Skies or Alpine for the three months ended March 31, 2020, because the acquisitions were consummated on August 1, 2020 and December 16, 2020, repsectively.

Operating Expenses

For the Three Months Ended March 31, 2021

	Cerberus	TalaTek	Techville	Other(1)	Total
Professional fees	$135,364	$361	$4,655	$16,974	$157,354
Advertising and marketing	8,430	28,881	1,351	6,565	45,227
Selling, general and administrative	686,508	406,464	259,333	135,336	1,487,641
Stock based compensation	838,762	-	-	-	838,762
Total operating expenses	$1,669,064	$435,706	$265,339	$158,875	$2,528,984

For the Three Months Ended March 31, 2020

	Cerberus	TalaTek	Techville	Other(1)	Total
Professional fees	$195,251	$1,103	$-	$-	$196,354
Advertising and marketing	5,438	22,424	-	-	27,862
Selling, general and administrative	308,765	271,433	-	-	580,198
Stock based compensation	325,429	-	-	-	325,429
Total operating expenses	$834,883	$294,960	$-	$-	$1,129,843

Variance

	Cerberus	TalaTek	Techville	Other(1)	Total
Professional fees	$(59,887)	$(742)	$4,655	$16,974	$(39,000)
Advertising and marketing	2,992	6,457	1,351	6,565	17,365
Selling, general and administrative	377,743	135,031	259,333	135,336	907,443
Stock based compensation	513,333	-	-	-	513,333
Total operating expenses	$834,181	$140,746	$265,339	$158,875	$1,399,141

(1)	Based on the insignificant nature of the operational activities of Clear Skies and Alpine in comparison to the entity as a whole during the three months ended March 31, 2021, the Company has combined them into one category, titled Other, for the purposes of this presentation.

Operating expenses increased for Cerberus by $834,181 or 100%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily as a result of (i) an increase in payroll due to Alpine’s employees being transferred to Cerberus during the three months ended March 31, 2021, and (ii) an increase in stock-based compensation of $513,333 due to an increase in stock option grants as a result of the Techville, Clear Skies, and Alpine acquisitions.

Operating expenses increased for TalaTek by $140,746, or 48%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, as a result of an increase in employees resulting in an increase in salaries.

Operating expenses for Techville were $265,339 for the three months ended March 31, 2021. We did not recognize any operating expenses for Techville for the three months ended March 31, 2020, because the acquisition was consummated on May 25, 2020. Approximately $259,000 was attributable to Techville’s administrative payroll and benefits.

Operating expenses for Clear Skies and Alpine were $158,875 for the three months ended March 31, 2021. We did not recognize any operating expenses for Clear Skies or Alpine for the three months ended March 31, 2020, because the acquisitions were consummated on August 1, 2020 and December 16, 2020, repsectively. Approximately $135,000 was attributable to Clear Skies’ administrative payroll and benefits.

Working Capital Surplus

Our working capital surplus as of March 31, 2021, in comparison to our working capital surplus as of December 31, 2020, is summarized as follows:

	As of
	March 31,	December 31,
	2021	2020
Current assets	$8,665,497	$6,346,008
Current liabilities	3,944,768	3,863,594
Working capital surplus	$4,720,729	$2,482,414

The increase in current assets is primarily due to increases in cash and cash equivalents and accounts receivable of $2,129,579 and $176,484, respectively. The increase in current liabilities is primarily due to the increase in the current portion of lease liabilities of $92,839.

Cash Flows

Our cash flows for the three months ended March 31, 2021, in comparison to our cash flows for the three months ended March 31, 2020, can be summarized as follows:

	Three months ended March 31,
	2021	2020
Net cash used in operating activities	$(1,130,173)	$(443,938)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	3,259,752	140,000
Increase (decrease) in cash	$2,129,579	$(303,938)

Operating Activities

Net cash used in operating activities was $1,130,173 for the three months ended March 31, 2021 and was primarily due to cash used to fund a net loss of $1,776,859, adjusted for non-cash expenses in the aggregate of $911,534 and additional cash outlaid by changes in the levels of operating assets and liabilities, primarily as a result of an increase in accounts receivable. Net cash used in operating activities was $443,938 for the three months ended March 31, 2020 and was primarily due to cash used to fund a net loss of $839,144, adjusted for non-cash expenses in the aggregate of $352,048, partially offset by cash generated by changes in the levels of operating assets and liabilities, primarily as a result of an increase in accounts payable.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $3,259,752, which was primarily due to cash received from the sale of the Company’s common stock of $3,250,000. Net cash provided by financing activities for the three months ended March 31, 2020 was $140,000 and was due to cash received from the sale of the Company’s common stock of $140,000.

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At March 31, 2021, the Company had an accumulated deficit of approximately $6,644,000 and working capital surplus of approximately $4,721,000. For the three months ended March 31, 2021, the Company had a loss from operations of approximately $1,708,000 and negative cash flows from operations of approximately $1,130,000. Although the Company is showing positive revenues and gross profit trends, the Company expects to incur further losses through the end of 2021.

To date the Company has been funding operations primarily through the sale of equity in private placements and revenues generated by the Company’s services. During the three months ended March 31, 2021, the Company received $3,250,000 from private placements to accredited investors of the Company’s common stock.

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

Significant Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended March 31, 2021 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021.

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

The Company does not disclose the value of unsatisfied performance obligations for contracts with original expected duration of one year or less.

Disaggregation of Revenue

Revenue consists of the following by service offering for the three months ended March 31, 2021:

	Managed Services	Consulting Services	Total
Primary Sector Markets
Public	$-	$980,280	$980,280
Private	407,493	1,120,486	1,527,979
Not-for-Profit	32,294	18,595	51,519
	$440,417	$2,119,361	$2,559,778

Major Service Lines
Gap and Risk Assessment	$-	$1,989,888	$1,989,888
Tech Connect	440,417	-	440,417
Hardware	-	127,553	127,553
Other	-	1,920	1,920
	$440,417	$2,119,361	$2,559,778

Revenue consists of the following by service offering for the three months ended March 31, 2020:

	Managed Services	Consulting Services	Total
Primary Sector Markets
Public	$-	$705,125	$705,125
Private	137,913	225,183	363,096
Not-for-Profit	-	-	-
	$137,913	$930,308	$1,068,221

Major Goods/Service Lines
Gap and Risk Assessment	-	930,308	930,308
Managed Security Services	137,913	-	137,913
	$137,913	$930,308	$1,068,221

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

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements herein for the quarter ended March 31, 2021.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weakness(es) in internal control over financial reporting disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, we hired additional finance and accounting staff that has positively impacted or segregation of duties. In addition, during the quarter ended March 31, 2021, we established an audit committee.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021, other than those noted above, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021, in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following disclosures set forth certain information with respect to all securities sold by the Company during the three months ended March 31, 2021 without registration under the Securities Act of 1933 (the “Securities Act”):

During the three months ended March 31, 2021, the Company issued an aggregate of 1,625,000 shares of common stock with a fair value of $2.00 per share to investors for cash proceeds of $3,250,000. The proceeds are being used for working capital.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Securities Act.

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

*Filed herewith.

**In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

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
Date: May 17, 2021

