Form 10-Q
period 2021-06-30
CERBERUS CYBER SENTINEL CORP
filed 2021-08-13
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2021, there were 117,729,971 shares of the registrant’s common stock outstanding.

CERBERUS CYBER SENTINEL CORPORATION

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

CONDENSED Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$5,724,749	$5,197,030
Accounts receivable, net of allowances for doubtful accounts of $55,264 and $40,000, respectively	1,609,339	1,006,834
Prepaid expenses and other current assets	302,671	142,144
Total Current Assets	7,636,759	6,346,008
Property and equipment, net of accumulated depreciation of $23,321 and $14,473, respectively	71,782	80,630
Right of use asset, net	150,155	13,426
Intangible assets, net of accumulated amortization of $186,456 and $116,468, respectively	2,035,444	2,105,432
Goodwill	4,101,369	4,101,369

Total Assets	$13,995,509	$12,646,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$858,564	$809,804
Stock payable	160,750	46,000
Lease liability	103,770	8,989
Loans payable	9,451	9,405
Line of credit	-	3,000
Convertible note payable, net of debt discount, related party	2,962,802	2,926,609
Note payable - related party	9,787	59,787
Total Current Liabilities	4,105,124	3,863,594

Long-term Liabilities:
Loans payable, net of current portion	1,014,527	1,037,115
Lease liability, net of current portion	48,228	4,693

Total Liabilities	5,167,879	4,905,402

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.00001 par value; 250,000,000 shares authorized; 117,729,971 and 116,104,971 shares issued and outstanding on June 30, 2021 and December 31, 2020, respectively	1,177	1,161
Additional paid-in capital	17,586,946	12,607,074
Accumulated deficit	(8,760,493)	(4,866,772)
Total Stockholders’ Equity	8,827,630	7,741,463

Total Liabilities and Stockholders’ Equity	$13,995,509	$12,646,865

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue:
Managed services	$554,768	$616,344	$995,185	$754,257
Consulting services	2,394,909	934,143	4,514,270	1,864,451
Total revenue	2,949,677	1,550,487	5,509,455	2,618,708

Cost of revenue:
Managed services	264,452	26,167	458,119	45,137
Consulting services	215,982	205,877	333,776	321,724
Cost of payroll	1,531,910	626,457	2,959,612	1,266,881
Total cost of revenue	2,012,344	858,501	3,751,507	1,633,742
Total gross profit	937,333	691,986	1,757,948	984,966
Operating expenses:
Professional fees	244,261	204,956	401,615	401,310
Advertising and marketing	172,468	45,708	217,695	73,570
Selling, general and administrative	1,667,614	634,078	3,155,255	1,214,276
Stock based compensation	891,126	343,910	1,729,888	669,339
Loss on write-off of account receivable	15,264	15,000	15,264	15,000
Total operating expenses	2,990,733	1,243,652	5,519,717	2,373,495

Loss from operations	(2,053,400)	(551,666)	(3,761,769)	(1,388,529)
Other income (expense):
Other income	2,179	10,000	2,384	10,000
Interest expense, net	(65,641)	(4,437)	(134,336)	(6,718)
Total other income (expense)	(63,462)	5,563	(131,952)	3,282
Loss before provision for income taxes	(2,116,862)	(546,103)	(3,893,721)	(1,385,247)
Provision for income taxes	-	-	-	-
Net loss	$(2,116,862)	$(546,103)	$(3,893,721)	$(1,385,247)
Net loss per common share - basic	$(0.02)	$(0.00)	$(0.03)	$(0.01)
Net loss per common share - diluted	$(0.02)	$(0.00)	$(0.03)	$(0.01)

Weighted average shares outstanding - basic	117,729,971	109,604,497	117,081,360	108,847,565
Weighted average shares outstanding - diluted	117,729,971	109,604,497	117,081,360	108,847,565

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at January 1, 2021	116,104,971	$1,161	$12,607,074	$(4,866,772)	$-	$7,741,463

Stock based compensation - stock options	-	-	838,762	-	-	838,762
Stock issued for cash	1,625,000	16	3,249,984	-	-	3,250,000
Net loss	-	-	-	(1,776,859)	-	(1,776,859)
Balance as of March 31, 2021	117,729,971	1,177	16,695,820	(6,643,631)	-	10,053,366

Stock based compensation - stock options	-	-	891,126	-	-	891,126
Net loss	-	-	-	(2,116,862)	-	(2,116,862)
Balance as of June 30, 2021	117,729,971	$1,177	$17,586,946	$(8,760,493)	$-	$8,827,630

Balance at January 1, 2020	107,912,500	$1,139	$7,770,902	$(1,453,510)	$(2,400,000)	$3,918,531

Stock based compensation - stock options	-	-	325,429	-	-	325,429
Stock issued for cash	350,000	4	139,996	-	-	140,000
Return of treasury stock to authorized capital	-	(60)	(2,399,940)	-	2,400,000	-
Net loss	-	-	-	(839,144)	-	(839,144)
Balance as of March 31, 2020	108,262,500	1,083	5,836,387	(2,292,654)	-	3,544,816

Stock based compensation - stock options	-	-	343,910	-	-	343,910
Stock issued for Technologyville acquisition	3,392,271	34	1,356,874	-	-	1,356,908
Net loss	-	-	-	(546,103)	-	(546,103)
Balance as of June 30, 2020	111,654,771	$1,117	$7,537,171	$(2,838,757)	$-	$4,699,531

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net loss	$(3,893,721)	$(1,385,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - stock options	1,729,888	669,339
Loss on write-off of accounts receivable	15,264	15,000
Issuance of common stock for services	114,750	22,000
Depreciation and amortization	78,836	34,676
Right of use amortization	39,029	1,492
Amortization of debt discount	36,193	-
Changes in operating assets and liabilities:
Accounts receivable, net	(617,769)	(209,278)
Other current assets	(160,527)	(176,744)
Accounts payable and accrued expenses	48,760	223,615
Lease liability	(37,442)	(1,407)
Deferred revenue	-	66,434

Net cash used in operating activities	(2,646,739)	(740,120)

Cash flows from investing activities:

Cash acquired in acquisitions	-	65,037

Net cash provided by investing activities	-	65,037

Cash flows from financing activities:
Proceeds from sale of common stock	3,250,000	140,000
Proceeds from PPP loans	-	709,600
Proceeds from line of credit	221,346	60,000
Payment on line of credit	(224,346)	(66,705)
Payment on loans payable	(22,542)	(988)
Payment on notes payable, related party	(50,000)	-

Net cash provided by financing activities	3,174,458	841,907

Net increase in cash and cash equivalents	527,719	166,824

Cash and cash equivalents - beginning of the period	5,197,030	1,876,645

Cash and cash equivalents - end of the period	$5,724,749	$2,043,469

Supplemental cash flow information:
Cash paid for:
Interest	$91,490	$169
Income taxes	$-	$5,882
Non-cash investing and financing activities:
Right of use asset and lease liability recorded	$175,758	$19,393

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At June 30, 2021, the Company had an accumulated deficit of approximately $8,760,000 and working capital surplus of approximately $3,532,000. For the six months ended June 30, 2021, the Company had a loss from operations of approximately $3,762,000 and negative cash flows from operations of approximately $2,647,000. Although the Company is showing positive revenues and gross profit trends, the Company expects to incur further losses through the end of 2021.

To date the Company has been funding operations primarily through the sale of equity in private placements and revenues generated by the Company’s services. During the six months ended June 30, 2021, the Company received $3,250,000 from private placements of the Company’s common stock.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial information as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for such periods. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GenResults, LLC (“GenResults”), TalaTek, Inc. (“TalaTek”), Techville, Clear Skies, and Alpine. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the financial statements for the three and six months ended June 30, 2020 to conform to the financial statements presentation for the three and six months ended June 30, 2021. These reclassifications had no effect on net loss or cash flows as previously reported.

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

Disaggregated Revenues

Revenue consists of the following by service offering for the six months ended June 30, 2021:

	Managed Services	Consulting Services	Total
Primary Sector Markets
Public	$-	$2,019,470	$2,019,470
Private	920,674	2,224,751	3,145,425
Not-for-Profit	74,511	270,049	344,560
	$995,185	$4,514,270	$5,509,455

Major Service Lines
Gap and Risk Assessment	$-	$4,185,885	$4,185,385
Managed Security Services	-	-	-
Tech Connect	977,090	-	977,090
Hardware	-	320,833	320,833
Other	18,095	7,552	25,647
	$995,185	$4,514,270	$5,509,455

Revenue consists of the following by service offering for the six months ended June 30, 2020:

	Managed Services	Consulting Services	Total
Primary Sector Markets
Public	$3,250	$1,593,598	$1,596,848
Private	740,849	268,259	1,009,108
Not-for-Profit	10,158	2,594	12,752
	$754,257	$1,864,451	$2,618,708

Major Service Lines
Gap and Risk Assessment	$-	$1,803,928	$1,803,928
Managed Security Services	657,226	-	657,226
Tech Connect	96,771	22,263	119,034
Hardware	-	13,253	13,253
Other	260	25,007	25,267
	$754,257	$1,864,451	$2,618,708

Contract Modifications

There were no contract modifications during the six months ended June 30, 2021. Contract modifications are not routine in the performance of the Company’s contracts.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of June 30, 2021, and December 31, 2020, the Company’s allowance for doubtful accounts was $55,264 and $40,000, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally between three and five years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Computer equipment costs for the Company are capitalized, as incurred, and depreciated on a straight-line basis over three years. TalaTek capitalizes all equipment costs over $5,000 and depreciates these costs on a straight-line basis over three years.

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation is removed from the accounts and the resulting gain or loss, if any, is reflected in results of operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. During the three and six months ended June 30, 2021, the Company did not record a loss on impairment.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. Finite-lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

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

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $172,468 and $45,708 for the three months ended June 30, 2021 and 2020, respectively, and are recorded in operating expenses on the unaudited condensed consolidated statements of operations. Advertising and marketing expenses were $217,695 and $73,570 for the six months ended June 30, 2021 and 2020, respectively, and are recorded in operating expenses on the unaudited condensed consolidated statements of operations.

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

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All vested outstanding options are considered potentially outstanding common stock. The dilutive effect, if any, of stock options is calculated using the treasury stock method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options have been excluded from the Company’s computation of net loss per common share for the three and six months ended June 30, 2021 and 2020.

The following tables summarize the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	June 30, 2021	June 30, 2020
Stock Options	25,843,700	20,820,000
Convertible Debt	1,500,000	-
Total	27,343,700	20,820,000

Stock-based Compensation

The Company applies the provisions of ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the statements of operations.

For stock options issued to employees and members of the board of directors for their services, the Company estimates the grant date fair value of each option using the Black-Scholes-Merton option pricing model. The use of the Black-Scholes-Merton option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised. Due to the Company’s limited history and lack of public trading volume for its common stock, the Company used the average of historical share prices of similar companies within its industry to calculate volatility for use in the Black-Scholes-Merton option pricing model.

Pursuant to Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, the Company accounts for stock options issued to non-employees for their services in accordance with ASC 718. The Company uses valuation methods and assumptions to value stock options that are in line with the process for valuing employee stock options noted above.

Leases

Leases in which the Company is the lessee are comprised of corporate offices and property and equipment. All of the leases are classified as operating leases. The Company leases multiple office spaces with a remaining weighted average term of 1.42 years. The Company leases a vehicle with a remaining term of 0.92 years.

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

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At June 30, 2021 and December 31, 2020, the Company’s net deferred tax asset has been fully reserved.

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

Recently Issued Accounting Standards

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	June 30, 2021	December 31, 2020
Prepaid expenses	$200,595	$128,398
Prepaid insurance	71,221	13,746
Other current assets	30,855	-
Total prepaid expenses and other current assets	$302,671	$142,144

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2021	December 31, 2020
Computer equipment	$15,735	$15,735
Vehicle	63,052	63,052
Furniture and fixtures	6,224	6,224
Software	10,092	10,092
	95,103	95,103
Less: accumulated depreciation	(23,321)	(14,473)
Property and equipment, net	$71,782	$80,630

Total depreciation expense was $4,424 and $2,404 for the three months ended June 30, 2021 and 2020, respectively. Total depreciation expense was $8,848 and $3,308 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the changes in goodwill during the six months ended June 30, 2021:

Balance December 31, 2020(1)	$4,101,369
Acquisition of goodwill	-
Impairment	-
Ending balance, June 30, 2021(1)	$4,101,369

(1)	As of June 30, 2021, the Company has not obtained a third-party valuation for the December 16, 2020 acquisition of Alpine. As such, the purchase price allocation disclosed in the Company’s Annual Report in Form 10-K for December 31, 2020, filed on March 31, 2021, may change and, therefore, goodwill resulting from the acquisition may change.

The following table summarizes the identifiable intangible assets as of June 30, 2021 and December 31, 2020:

	Useful life	2021	2020
Tradenames – trademarks (1)	Indefinite	$1,094,500	$1,094,500
Customer base (1)	15 years	370,000	370,000
Non-compete agreements (1)	5 years	236,400	236,400
Intellectual property/technology (1)	10 years	521,000	521,000
		2,221,900	2,221,900
Less accumulated amortization		(186,456)	(116,468)
Total		$2,035,444	$2,105,432

(1)	These intangible assets were acquired in the acquisitions of TalaTek, Techville and Clear Skies.

The weighted average remaining useful life of identifiable amortizable intangible assets remaining is 8.18 years.

Amortization of identifiable intangible assets for the three months ended June 30, 2021 and 2020, was $34,994 and $15,648, respectively. Amortization of identifiable intangible assets for the six months ended June 30, 2021 and 2020, was $69,988 and $31,296, respectively.

The below table summarizes the future amortization expense for the remainder of 2021 following June 30, 2021, and the next four years thereafter:

Remainder of 2021	$69,987
2022	127,027
2023	113,427
2024	104,262
2025	76,767
Thereafter	449,474
$940,944

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	June 30, 2021	December 31, 2020
Accounts payable	$476,797	$328,368
Accrued payroll	193,786	39,670
Accrued expenses	147,124	417,832
Accrued commissions	17,703	-
Accrued interest – related party	23,154	23,934
Total accounts payable and accrued expenses	$858,564	$809,804

Note 7 - RELATED PARTY TRANSACTIONS

Note Payable – Related Party

On December 31, 2018, GenResults entered into an unsecured note payable with Jemmett Enterprises, LLC which is controlled by the Company’s Chief Executive Officer and is the Company’s majority stockholder, in the original principal amount of $200,000. The note has a maturity date of June 15, 2021, and bears an interest rate at 6% per annum. The outstanding principal balance of this loan was $9,787 and $59,787 as of June 30, 2021 and December 31, 2020 (See Note 11). On May 30, 2021 the Company paid $50,000 towards the outstanding principal balance of the note. At June 30, 2021 and December 31, 2020, the Company has recorded accrued interest of $23,154 and $23,934, respectively, with respect to this note payable. The Company has recorded interest expense of $1,426 and $3,060 during the three months ended June 30, 2021 and 2020, respectively. The Company has recorded interest expense of $4,409 and $5,689 during the six months ended June 30, 2021 and 2020, respectively.

Convertible Note Payable, Accounts Receivable and Revenue – Related Party

On December 23, 2020, the Company issued to a related party a convertible note in the principal amount of $3,000,000 bearing interest at 6% per annum, payable at maturity, with a maturity date of December 31, 2021 and a conversion price of $2.00 per share. The outstanding principal balance of this loan was $3,000,000 at June 30, 2021 and December 31, 2020, respectively. See Note 11 for additional details.

At June 30, 2021, the Company had $29,321 in outstanding accounts receivable from a related party. In addition, during the six months ended June 30, 2021, the Company generated $122,791 in revenues from the related party.

Agreement with Eventus Consulting, P.C.

On November 8, 2019, the Company entered into a financial consulting agreement with Eventus Consulting, P.C., an Arizona corporation, (“Eventus”), of which Neil Reithinger, Chief Financial Officer advisor to the Company, is the sole shareholder, pursuant to which Eventus provides financial and accounting consulting services to the Company. In consideration for Eventus’ services, the Company agreed to pay Eventus according to its standard hourly rate structure. The term of the agreement is perpetual unless otherwise terminated upon thirty days’ notice by either Eventus or the Company. For the six months ended June 30, 2021, Eventus was paid $82,557 and was owed $37,543 for accrued and unpaid services under the financial consulting agreement at June 30, 2021.

Note 8 - STOCKHOLDERS’ EQUITY

Equity Transactions During the Period

During the six months ended June 30, 2021, the Company issued an aggregate of 1,625,000 shares of common stock with a fair value of $2.00 per share, respectively, to investors for cash proceeds of $3,250,000.

Stock Payable

On January 16, 2020, the Company entered into a consulting agreement, with Eskenzi PR Limited (“Eskenzi”). As per the agreement, Eskenzi will provide various marketing and public relations services to the Company. The initial term of the agreement was for twelve months and automatically renews for an additional twelve months unless either the Company or Eskenzi provides at least three months advance written notice of termination. On January 16, 2021, the consulting agreement was automatically renewed per the terms of the agreement.

Upon execution of the consulting agreement the Company was to issue 120,000 shares of the Company’s restricted common stock, valued at $48,000 to Eskenzi. Upon the renewal of the consulting agreement the Company was to issue 312,000 shares of the Company’s restricted stock, valued at $639,600. As of June 30, 2021, these shares have yet to be issued. As such, the Company recorded a stock payable in the amount of $160,750 and $46,000 representing the fair value of services performed through the six months and year ended June 30, 2021 and December 31, 2020, respectively.

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

Options

The Company granted options for the purchase of 1,400,000 shares of common stock during the six months ended June 30, 2021.

The Company granted options for the purchase of 3,775,000 shares of common stock during the six months ended June 30, 2020.

The weighted average grant date fair value of options issued and vested during the six months ended June 30, 2021 was $587,143 and $243,534, respectively. The weighted average grant date fair value of non-vested options was $8,147,973 at June 30, 2021.

The weighted average grant date fair value of options issued during the six months ended June 30, 2020 was $165,982. The weighted average non-vested grant date fair value of non-vested options was $1,785,954 at June 30, 2020.

Compensation-based stock option activity for qualified and unqualified stock options is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2021	24,573,700	$0.86
Granted	1,400,000	2.00
Exercised	-	-
Expired or cancelled	(130,000)	0.54
Outstanding at June 30, 2021	25,843,700	$0.92

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at June 30, 2021:

		Weighted-	Weighted-
		Average	Average
	Outstanding	Remaining Life	Exercise	Number
Exercise Prices	Options	In Years	Price	Exercisable

$0.38	3,000,000	3.12	$0.38	2,666,667
0.40	3,600,000	3.06	0.40	2,750,000
0.50	11,626,000	3.63	0.50	6,977,417
2.00	6,277,700	4.39	2.00	66,667
2.05	1,340,000	4.41	2.05	-
	25,843,700	3.72	$0.92	12,460,751

The compensation expense attributed to the issuance of the options is recognized ratably over the vesting period.

Options granted under the 2019 Plan are exercisable for a specified period, generally five to ten years from the grant date and generally vest over three to four years from the grant date.

Total compensation expense related to the options was $891,126 and $343,910 for the three months ended June 30, 2021 and 2020, respectively. Total compensation expense related to the options was $1,729,888 and $669,339 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was future compensation expense of $6,525,546 with a weighted average recognition period of 2.11 years related to the options.

The aggregate intrinsic value totaled $186,672,318 and $95,695,130, for total outstanding and exercisable options, respectively, and was based on the Company’s estimated fair value of the common stock of $8.14 as of June 30, 2021, which is the aggregate fair value of the common stock that would have been received by the option holders had all option holders exercised their options as of that date, net of the aggregate exercise price.

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

On May 5, 2021, the Company granted options to purchase 200,000 shares of the Company’s common stock to an employee, with an exercise price of $2.00 per share. The options vest monthly over a two-year period. The options issued were valued using the Black-Scholes-Merton option pricing model under the following assumptions: stock price - $2.25; strike price - $2.00; expected volatility – 73%; risk free interest rate – 0.80%; dividend rate – 0%; and expected term – 3.25 years.

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

NOTE 11 – LOANS PAYABLE AND LINES OF CREDIT

Lines of Credit

TalaTek, Inc.

On July 29, 2019, TalaTek entered into a secured line of credit with SunTrust Bank (“SunTrust”) for $500,000. The line of credit bears interest at LIBOR plus 2.25%. The line of credit is an open-end revolving line of credit and may be terminated at any time by SunTrust without notice to TalaTek. At June 30, 2021, no amounts were drawn on the line of credit.

Technologyville, Inc.

On August 24, 2017, Techville entered into a secured revolving line of credit with Wintrust Bank (“Wintrust”) for $75,000. The line of credit bears interest at 1.99% for the first twelve (12) months, then Prime plus 2%, with a floor rate of 6% and a maturity date of August 24, 2021. The interest rate at June 30, 2021 was 6%. The line of credit is collateralized by all of Techville’s assets. There are no financial covenants requiring the Company to maintain specific financial ratios. During the six months ended June 30, 2021 Techville drew $221,346 against the line of credit and made payments of $224,346. At June 30, 2021 and December 31, 2020 there was zero and $3,000 outstanding, respectively.

Loans Payable

Technologyville, Inc.

On April 29, 2019, Techville entered into a note payable with VCI Account Services, that subsequently was assigned to U.S. Bancorp, in the original principal amount of $59,905. The note has a maturity date of May 12, 2025 and bears interest at 5.77% per annum. During the six months ended June 30, 2021, the Company made cash payments of $2,925, of which $2,702 and $222 was attributed to principal and interest, respectively. The loan is collateralized by a vehicle. There are no financial covenants requiring the Company to maintain specific financial ratios. At June 30, 2021, $43,178 was outstanding.

On June 22, 2020, under the U.S. Small Business Administration’s Paycheck Protection Program, Techville entered into a note payable with a financial institution for $179,600 bearing interest at 1% per annum and a maturity date of June 22, 2025. Pursuant to the note, principal and interest payments were deferred for ten months. Techville applied for loan forgiveness on a timely basis, and at June 30, 2021, $179,600 was outstanding.

GenResults, LLC

On December 31, 2018, GenResults entered into an unsecured note payable with Jemmett Enterprises, LLC, the Company’s majority stockholder that is controlled by the Company’s Chief Executive Officer, in the original principal amount of $200,000. The note has a maturity date of June 15, 2021, and bears interest at 6% per annum. On May 30, 2021 the Company paid $50,000 towards the outstanding principal balance of the note. The outstanding principal balance of this loan was $9,787 as of June 30, 2021 and December 31, 2020. At June 30, 2021 and December 31, 2020, the Company has recorded accrued interest of $23,154 and $23,934, respectively, with respect to this note payable. The Company has recorded interest expense of $1,426 and $3,060 during the three months ended June 30, 2021 and 2020, respectively. The Company has recorded interest expense of $4,409 and $5,689 during the six months ended June 30, 2021 and 2020, respectively.

Cerberus Cyber Sentinel Corporation

On April 17, 2020, under the U.S. Small Business Administration’s Paycheck Protection Program, Cerberus entered into a note payable with a financial institution for $530,000 bearing interest at 1% per annum and a maturity date of April 17, 2022. Pursuant to the note, principal and interest payments were deferred for six months. The Company applied for loan forgiveness on a timely basis, and at June 30, 2021, $530,000 was outstanding.

Clear Skies Security LLC

On May 8, 2020, under the U.S. Small Business Administration’s Paycheck Protection Program, Clear Skies entered into a loan payable with a financial institution for $134,200 bearing interest at 1% per annum and a maturity date of May 8, 2022. Pursuant to the loan, principal and interest payments were deferred for six months. Clear Skies applied for loan forgiveness on a timely basis, and at June 30, 2021, $134,200 was outstanding.

Alpine Security, LLC

On April 18, 2020, under the U.S. Small Business Administration’s Paycheck Protection Program, Alpine entered into a loan payable with a financial institution for $137,000 bearing interest at 1% per annum and a maturity date of April 8, 2022. Pursuant to the loan, principal and interest payments were deferred for six months. Alpine applied for loan forgiveness on a timely basis, and at June 30, 2021, $137,000 was outstanding.

Convertible Note Payable

On December 23, 2020, the Company issued to a related party lender a convertible note payable in the principal amount of $3,000,000. The convertible note bears interest at 6% per annum, with an effective interest rate, due to the if converted value of the note, of 8.5% per annum, payable at maturity with a maturity date of December 31, 2021. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the holder, at a conversion price of $2.00 per share. At December 31, 2020, the if converted value of the note, at the market price of $2.05 per share, would be $3,075,000. The issuance of the note resulted in a discount from the beneficial conversion feature totaling $75,000. Total straight-line amortization of this discount totaled $36,998 during the six months ended June 30, 2021 and has a remaining amortization period of 0.50 years. Total interest expense on the note was $45,500 and $90,500 for the three and six months ended June 30, 2021.

Future minimum payments under the above notes payable for the remainder of 2021 following June 30, 2021, and thereafter, and the amount of loans payable, net of current portion, are as follows:

2021	$3,019,238
2022	1,014,527
Total future minimum payments	4,033,765
Less: discount	(37,198)
3,996,567
Less: current	(2,982,040)
$1,014,527

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

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at January 1, 2021. The weighted average incremental borrowing rate applied was 6%. As of June 30, 2021, the Company’s leases had a remaining weighted average term of 1.39 years.

The following table presents net lease cost and other supplemental lease information:

Six Months Ended June 30, 2021
Lease cost
Operating lease cost (cost resulting from lease payments)	$41,504
Short term lease cost	12,872
Net lease cost	$54,376

Operating lease – operating cash flows (fixed payments)	$41,504
Operating lease – operating cash flows (liability reduction)	$37,442
Non-current leases – right of use assets	$150,155
Current liabilities – operating lease liabilities	$103,770
Non-current liabilities – operating lease liabilities	$48,228

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the six months ended June 30, 2021, are as follows:

Fiscal Year	Operating Leases
2021 (excluding the six months ended June 30, 2021)	$54,620
2022	104,491
Total future minimum lease payments	159,111
Amount representing interest	(7,113)
Present value of net future minimum lease payments	$151,988

NOTE 13 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2021, and December 31, 2020, the Company had approximately $4,761,000 and $4,252,000, respectively, in excess of the FDIC insured limit.

Revenues

One client accounted for 30% of revenue for the six months ended June 30, 2021.

Two clients accounted for 80% of revenue for the six months ended June 30, 2020, as set forth below:

Client A	59%
Client B	21%

Accounts Receivable

One client accounted for 16% of the accounts receivable as of June 30, 2021.

Three clients accounted for 70% of the accounts receivable as of June 30, 2020, as set forth below:

Client A	32%
Client B	20%
Client C	18%

Accounts Payable

Two vendors accounted for 32% of the accounts payable as of June 30, 2021, as set forth below:

Vendor A	18%
Vendor B	14%

Three vendors accounted for 44% of the accounts payable as of June 30, 2020, as set forth below.

Vendor A	17%
Vendor B	14%
Vendor C	13%

NOTE 14 – SUBSEQUENT EVENTS

Acquisition of VelocIT

On June 30, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Catapult Acquisition Merger Sub, LLC (“Merger Sub”), Catapult Acquisition Corporation d/b/a VelocIT (“VelocIT”), the shareholders of Catapult Acquisition Corporation (the “Catapult Shareholders”) and Derek Hahn, in his capacity as the shareholder representative (the “Shareholder Representative”). Pursuant to the Merger Agreement, Catapult agreed to merge with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger as a wholly-owned subsidiary of the Company.

On July 26, 2021, the Company, Merger Sub, VelocIT, the Catapult shareholders and the Shareholder Representative entered into an Amended and Restated Agreement and Plan of Merger to provide, among other things, that Merger Sub would merge with and into VelocIT, with VelocIT surviving the Merger as a wholly-owned subsidiary of the Company. All issued and outstanding shares of common stock of VelocIT immediately prior to the Effective Time were converted into the right to receive an aggregate of up to 2,566,778 shares of common stock of the Company, subject to a holdback of 256,678 shares of Company stock. The effective date was August 2, 2021.

Subsequent to June 30, 2021, the Company received approval from the U.S. Small Business Adminitstration’s Paycheck Protection Program for the forgiveness of its outstanding $801,200 in PPP loans.

Subsequent to June 30, 2021, the Company granted options to purchase an aggregate of 854,340 of the Company’s common stock, with exercise prices ranging from $3.05 to $6.75 per share to various employees. The options vest at a one-year cliff and then monthly over the subsequent 36 months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

●	our ability to achieve and sustain profitability of the existing lines of business through expansion;
●	our ability to raise sufficient capital to acquire world-class engineer-owned cybersecurity companies;
●	our ability to attract and retain world-class cybersecurity talent;
●	our ability to identify potential acquisition targets within predetermined parameters;
●	our ability to successfully execute acquisitions, integrate the acquired businesses and create synergies as a nationwide cybersecurity consolidator;
●	our ability to attract and retain key technology or management personnel and to expand our management team;
●	the accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing;
●	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as the outbreak of COVID-19 or any of its variants);
●	our ability to attract and retain clients; and
●	our ability to navigate through the increasingly complex cybersecurity regulatory environment.

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

Managed Services

Our Managed Services focus on a holistic approach to cybersecurity based on an upfront gap analysis of our clients’ existing cybersecurity practices. We provide multiple offerings in the managed service portfolio including the following:

●	CISO-as-a-service: Many companies need cybersecurity services but do not have the capital resources or knowledge base to hire a Chief Information Security Officer (“CISO”). We offer this service to companies on an ongoing consulting basis as a resource to augment their management team. CISO-as-a-service includes road mapping the future needs for the client and providing our knowledge and expertise to help them achieve their security needs;
●	Culture education and enablement offering: This targets the root cause for approximately 75% of cyber breach events by starting with a culture of security-forward thinking;
●	Tools and technology provisioning offering: We provide technology-agnostic solutions catering to a client’s existing products and to enhance the cyber defense system by making carefully selected additions without bias and to fit their financial profile;
●	Data and privacy offering: This ensures that a client’s data security and privacy are properly managed to alleviate risks of data loss and breach;
●	Regulations and compliance offering: We evaluate a client’s policies and procedures and implement the appropriate compliance framework based on the latest industry regulations and obligations; and
●	SOC services: We offer SOC-as-a-service, which is a subscription-based service that manages and monitors client’s logs, devices, clouds, network and assets for possible cyber threats. This service provides the clients with the knowledge and skills necessary to combat cybersecurity threats.

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

Significant Developments During the Quarter

Appointment of Director

On May 5, 2021, our Board of Directors appointed Kiki VanDeWeghe as a director. Mr. VanDeWeghe, 62, is an American former professional basketball player, coach and executive in the National Basketball Association. He has served as the Executive Vice President, Basketball Operations of the National Basketball Association since 2013. Prior to that, Mr. VanDeWeghe was the general manager of the Denver Nuggets and the New Jersey Nets, and a head coach of the New Jersey Nets. Prior to that he played professionally for the Los Angeles Clippers, New York Knicks, Portland Trail Blazers and the Denver Nuggets. Mr. VanDeWeghe attended UCLA where he received a degree in Economics. Mr. VanDeWeghe is qualified for service as a director of the Company due to his business acumen and experience as an organizational leader.

Appointment of Chief Financial Officer

On June 18, 2021, the Board of Directors appointed Deb Smith as Chief Financial Officer. Ms. Smith, 51, has served as Executive Vice President of Finance and Accounting at the Company since February 2021. Prior to joining the Company, Ms. Smith served as Executive Vice President of Finance at Arrivia Inc. from January 2020 to February 2021 and Controller and, subsequently, Chief Accounting Officer at BeyondTrust from October 2016 to January 2020. Ms. Smith received a Bachelor of Science degree in Accounting, Summa Cum Laude, from DeVry University and a Master’s degree in Counseling with Honors from Argosy University.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Our financial results for the three months ended June 30, 2021 are summarized as follows in comparison to the three months ended June 30, 2020:

For the Three Months Ended June 30, 2021

	Cerberus	TalaTek	Techville	Other(1)	Total
Revenue	$322,378	$1,005,652	$735,685	$885,962	$2,949,677
Cost of revenue	485,860	653,814	543,673	328,997	2,012,344
Gross profit	(163,482)	351,838	192,012	556,965	937,333

Operating expenses	2,187,169	425,945	242,676	134,943	2,990,733
Operating income (loss)	(2,350,651)	(74,107)	(50,664)	422,022	(2,053,400)
Other income (expense)	(62,730)	4	(186)	(550)	(63,462)
Loss before income taxes	$(2,413,381)	$(74,103)	$(50,850)	421,472	$(2,116,862)

For the Three Months Ended June 30, 2020

	Cerberus	TalaTek	Techville	Other(1)	Total
Revenue	$538,781	$856,574	$155,132	$-	$1,550,487
Cost of revenue	277,060	541,144	40,297	-	858,501
Gross profit	261,721	315,430	114,835	-	691,986

Operating expenses	827,656	265,623	150,373	-	1,243,652
Operating loss	(565,935)	49,807	(35,538)	-	(551,666)
Other income (expense)	6,629	35	(1,101)	-	5,563
Loss before income taxes	$(559,306)	$49,842	$(36,639)	$-	$(546,103)

Variance

	Cerberus	TalaTek	Techville	Other(1)	Total
Revenue	$(216,403)	$149,078	$580,553	$885,962	$1,399,190
Cost of revenue	208,800	112,670	503,376	328,997	1,153,843
Gross profit	(425,203)	36,408	77,177	556,965	245,347

Operating expenses	1,359,513	160,322	92,303	134,943	1,747,081
Operating loss	(1,784,716)	(123,914)	(15,126)	422,022	(1,501,734)
Other expense	(69,359)	(31)	915	(550)	(69,025)
Loss before income taxes	$(1,854,075)	$(123,945)	$(14,211)	$421,472	$(1,570,759)

(1)	Based on the insignificant nature of the operational activities of Clear Skies and Alpine in comparison to the entity as a whole during the three months ended June 30, 2021, the Company has combined them into one category, titled Other, for the purposes of this presentation.

Revenues

For the Three Months Ended June 30, 2021

	Cerberus	TalaTek	Techville	Other(1)	Total
Managed services	$17,791	$204	$536,773	$-	$554,768
Consulting services	304,587	1,005,448	198,912	885,962	2,394,909
Total revenue	$322,378	$1,005,652	$735,685	$885,962	$2,949,677

For the Three Months Ended June 30, 2020

	Cerberus	TalaTek	Techville	Other(1)	Total
Managed services	$521,577	$158	$94,609	$-	$616,344
Consulting services	17,204	856,416	60,523	-	934,143
Total revenue	$538,781	$856,574	$155,132	$-	$1,550,487

Variance

	Cerberus	TalaTek	Techville	Other(1)	Total
Managed services	$(503,786)	$46	$442,164	$-	$(61,576)
Consulting services	287,383	149,032	138,389	885,962	1,460,766
Total revenue	$(216,403)	$149,078	$580,553	$885,962	$1,399,190

(1)	Based on the insignificant nature of the operational activities of Clear Skies and Alpine in comparison to the entity as a whole during the three months ended June 30, 2021, the Company has combined them into one category, titled Other, for the purposes of this presentation.

Revenues decreased for Cerberus by $216,403, or 40%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, due to one of the Company’s largest customers decreasing its required services as compared to the three months ended June 30, 2020.

Revenues increased for TalaTek by $149,078, or 17%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, as a result of (i) an increase in contract revenue from a significant client of approximately $113,000 and (ii) various contracts that were active during the three months ended June 30, 2021 that were entered into subsequent to June 30, 2020.

Revenues increased for Techville by $580,553 for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, as a result of Techville only having one month of operations due to the acquisition consummated on May 25, 2020. Approximately $537,000 was a result of Techville’s managed service offerings and approximately $200,000 was a result of Techville’s miscellaneous hardware sales associated with Techville’s consulting service offerings.

Revenues for Clear Skies and Alpine were $885,962 for the three months ended June 30, 2021. We did not recognize any revenue attributable to Clear Skies or Alpine during the three months ended June 30, 2020, because of the acquisitions consummated on August 1, 2020 and December 16, 2020, respectively. Virtually all of these revenues were a result of Clear Skies’ and Alpine’s gap and risk assessment offerings.

Expenses

Cost of Revenues

For the Three Months Ended June 30, 2021

	Cerberus	TalaTek	Techville	Other(1)	Total
Managed services	$-	$-	$264,452	$-	$264,452
Consulting services	154,483	33,587	-	27,912	215,982
Cost of payroll	331,378	620,228	279,221	301,083	1,531,910
Total cost of revenue	$485,861	$653,815	$543,673	$328,995	$2,012,344

For the Three Months Ended June 30, 2020

	Cerberus	TalaTek	Techville	Other(1)	Total
Managed services	$(14,130)	$-	$40,297	$-	$26,167
Consulting services	122,979	82,898	-	-	205,877
Cost of payroll	168,210	458,247	-	-	626,457
Total cost of revenue	$277,059	$541,145	$40,297	$-	$858,501

Variance

	Cerberus	TalaTek	Techville	Other(1)	Total
Managed services	$14,130	$-	$224,155	$-	$238,285
Consulting services	31,504	(49,311)	-	27,912	10,105
Cost of payroll	163,168	161,981	279,221	301,083	905,453
Total cost of revenue	$208,802	$112,670	$503,376	$328,995	$1,153,843

(1)	Based on the insignificant nature of the operational activities of Clear Skies and Alpine in comparison to the entity as a whole during the three months ended June 30, 2021, the Company has combined them into one category, titled Other, for the purposes of this presentation.

Cost of revenues increased for Cerberus by $208,802, or 75%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, and was primarily the result of an increase in employees due to Alpine’s employees being accounted for under Cerberus.

Cost of revenues increased for TalaTek by $112,670, or 21%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, as a result of an increase in employees resulting in an increase in salaries.

Cost of revenues increased for Techville by $503,376 for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, which reflected only one month of operations following consummation of the acquisition of Techville on May 25, 2020..

Cost of revenues for Clear Skies and Alpine were $328,995 for the three months ended June 30, 2021. We did not recognize any costs of revenues for Clear Skies or Alpine for the three months ended June 30, 2020, because the acquisitions were consummated on August 1, 2020 and December 16, 2020, respectively.

Operating Expenses

For the Three Months Ended June 30, 2021

	Cerberus	TalaTek	Techville	Other(1)	Total
Professional fees	$232,445	$405	$4,530	$6,881	$244,261
Advertising and marketing	118,270	27,833	86	26,279	172,468
Selling, general and administrative	930,064	397,707	238,060	101,783	1,667,614
Stock based compensation	891,126	-	-	-	891,126
Loss on write-off of account receivable	15,264	-	-	-	15,264
Total operating expenses	$2,187,169	$425,945	$242,676	$134,943	$2,990,733

For the Three Months Ended June 30, 2020

	Cerberus	TalaTek	Techville	Other(1)	Total
Professional fees	$186,504	$1,902	$16,550	$-	$204,956
Advertising and marketing	16,024	29,684	-	-	45,708
Selling, general and administrative	266,216	234,037	133,825	-	634,078
Stock based compensation	343,910	-	-	-	343,910
Loss on write-off of account receivable	15,000	-	-	-	15,000
Total operating expenses	$827,654	$265,623	$150,375	$-	$1,243,652

Variance

	Cerberus	TalaTek	Techville	Other(1)	Total
Professional fees	$45,941	$(1,497)	$(12,020)	$6,881	$39,305
Advertising and marketing	102,246	(1,851)	86	26,279	126,760
Selling, general and administrative	663,848	163,670	104,235	101,783	1,033,536
Stock based compensation	547,216	-	-	-	547,216
Loss on write-off of account receivable	264	-	-	-	264
Total operating expenses	$1,359,515	$160,322	$92,301	$134,943	$1,747,081

(1)	Based on the insignificant nature of the operational activities of Clear Skies and Alpine in comparison to the entity as a whole during the three months ended June 30, 2021, the Company has combined them into one category, titled Other, for the purposes of this presentation.

Operating expenses increased for Cerberus by $1,359,515 or 164%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily as a result of (i) an increase in payroll due to Alpine’s employees being accounted for under Cerberus, and (ii) an increase in stock-based compensation of $547,216 due to an increase in stock option grants as a result of the Techville, Clear Skies, and Alpine acquisitions.

Operating expenses increased for TalaTek by $160,322, or 60%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, as a result of an increase in employees resulting in an increase in salaries.

Operating expenses increased for Techville by $92,301, or 61%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, which reflected only one month of operations following consummation of the acquisition of Techville on May 25, 2020. Approximately $105,402 was attributable to Techville’s administrative payroll and benefits.

Operating expenses for Clear Skies and Alpine were $134,943 for the three months ended June 30, 2021. We did not recognize any operating expenses for Clear Skies or Alpine for the three months ended June 30, 2020, because the acquisitions were consummated on August 1, 2020 and December 16, 2020, respectively. Approximately $91,000 was attributable to Clear Skies and Alpine’s administrative payroll and benefits.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Our financial results for the six months ended June 30, 2021 are summarized as follows in comparison to the six months ended June 30, 2020:

For the Six Months Ended June 30, 2021

	Cerberus	TalaTek	Techville	Other(1)	Total
Revenue	$760,138	$1,990,086	$1,305,975	$1,453,256	$5,509,455
Cost of revenue	983,707	1,294,476	867,630	605,694	3,751,507
Gross profit	(223,569)	695,610	438,345	847,562	1,767,948

Operating expenses	3,840,969	876,916	508,013	293,819	5,519,717
Operating income (loss)	(4,064,538)	(181,306)	(69,668)	553,743	(3,761,769)
Other income (expense)	(129,480)	10	(595)	(1,887)	(131,952)
Loss before income taxes	$(4,194,018)	$(181,296)	$(70,263)	551,856	$(3,893,721)

For the Six Months Ended June 30, 2020

	Cerberus	TalaTek	Techville	Other(1)	Total
Revenue	$886,497	$1,577,079	$155,132	$-	$2,618,708
Cost of revenue	511,867	1,081,578	40,297	-	1,633,742
Gross profit	374,630	495,501	114,835	-	984,966

Operating expenses	1,662,539	560,583	150,373	-	2,373,495
Operating loss	(1,287,909)	(65,082)	(35,538)	-	(1,388,529)
Other income (expense)	4,310	73	(1,101)	-	3,282
Loss before income taxes	$(1,283,599)	$(65,009)	$(36,639)	$-	$(1,385,247)

Variance

	Cerberus	TalaTek	Techville	Other(1)	Total
Revenue	$(126,359)	$413,007	$1,150,843	$1,453,256	$2,890,747
Cost of revenue	471,840	212,898	827,333	605,694	2,117,765
Gross profit	(598,199)	200,109	323,510	847,562	772,982

Operating expenses	2,178,430	316,333	357,640	293,819	3,146,222
Operating loss	(2,776,629)	(116,224)	(34,130)	553,743	(2,373,240)
Other expense	(133,790)	(63)	506	(1,887)	(135,234)
Loss before income taxes	$(2,910,419)	$(116,287)	$(33,624)	$551,856	$(2,508,474)

(1)	Based on the insignificant nature of the operational activities of Clear Skies and Alpine in comparison to the entity as a whole during the six months ended June30, 2021, the Company has combined them into one category, titled Other, for the purposes of this presentation.

Revenues

For the Six Months Ended June 30, 2021

	Cerberus	TalaTek	Techville	Other(1)	Total
Managed services	$17,791	$303	$977,091	$-	$995,185
Consulting services	742,347	1,989,783	328,884	1,453,256	4,514,270
Total revenue	$760,138	$1,990,086	$1,305,975	$1,453,256	$5,509,455

For the Six Months Ended June 30, 2020

	Cerberus	TalaTek	Techville	Other(1)	Total
Managed services	$659,388	$260	$94,609	$-	$754,257
Consulting services	227,109	1,576,819	60,523	-	1,864,451
Total revenue	$886,497	$1,577,079	$155,132	$-	$2,618,708

Variance

	Cerberus	TalaTek	Techville	Other(1)	Total
Managed services	$(641,597)	$43	$882,482	$-	$240,928
Consulting services	515,238	412,964	268,361	1,453,256	2,649,819
Total revenue	$(126,359)	$413,007	$1,150,843	$1,453,256	$2,890,747

(1)	Based on the insignificant nature of the operational activities of Clear Skies and Alpine in comparison to the entity as a whole during the six months ended June 30, 2021, the Company has combined them into one category, titled Other, for the purposes of this presentation.

Revenues decreased for Cerberus by $126,359, or 14%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, due to one of the Company’s largest customers decreasing its required services compared to the six months ended June 30, 2020.

Revenues increased for TalaTek by $413,007, or 26%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, as a result of (i) an increase in contract revenue from a significant client of approximately $88,000 and (ii) various contracts that were active during the six months ended June 30, 2021 that were entered into subsequent to June 30, 2020.

Revenues increased for Techville by $1,150,843, or 742%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, which reflected only one month of operations following consummation of the acquisition of Techville on May 25, 2020. Approximately $977,000 was a result of Techville’s managed service offerings and approximately $329,000 was a result of Techville’s miscellaneous hardware sales associated with Techville’s consulting service offerings..

Revenues for Clear Skies and Alpine were $1,453,256 for the six months ended June 30, 2021. We did not recognize any revenue attributable to Clear Skies or Alpine during the six months ended June 30, 2020, because the acquisitions were consummated on August 1, 2020 and December 16, 2020, respectively. Virtually all of these revenues were a result of Clear Skies’ and Alpine’s gap and risk assessment offerings.

Expenses

Cost of Revenues

For the Six Months Ended June 30, 2021

	Cerberus	TalaTek	Techville	Other(1)	Total
Managed services	$-	$-	$458,119	$-	$458,119
Consulting services	213,953	68,579	-	51,244	333,776
Cost of payroll	769,754	1,225,897	409,511	554,450	2,959,612
Total cost of revenue	$983,707	$1,294,476	$867,630	$605,694	$3,751,507

For the Six Months Ended June 30, 2020

	Cerberus	TalaTek	Techville	Other(1)	Total
Managed services	$4,840	$-	$40,297	$-	$45,137
Consulting services	149,465	172,259	-	-	321,724
Cost of payroll	357,561	909,320	-	-	1,266,881
Total cost of revenue	$511,866	$1,081,579	$40,297	$-	$1,633,742

Variance

	Cerberus	TalaTek	Techville	Other(1)	Total
Managed services	$(4,840)	$-	$417,822	$-	$412,982
Consulting services	64,488	(103,680)	-	51,244	12,052
Cost of payroll	412,193	316,577	409,511	554,450	1,692,731
Total cost of revenue	$471,841	$212,897	$827,333	$605,694	$2,117,765

(1)	Based on the insignificant nature of the operational activities of Clear Skies and Alpine in comparison to the entity as a whole during the six months ended June 30, 2021, the Company has combined them into one category, titled Other, for the purposes of this presentation.

Cost of revenues increased for Cerberus by $471,841, or 92%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, and was primarily the result of Alpine employees being accounted for under Cerberus.

Cost of revenues increased for TalaTek by $212,897, or 20%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, as a result of an increase in employees resulting in an increase in salaries.

Cost of revenues increased for Techville by $827,333, or 2,053%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, which reflected only one month of operations following consummation of the acquisition of Techville on May 25, 2020.

Cost of revenues for Clear Skies and Alpine were $605,694 for the six months ended June 30, 2021. We did not recognize any costs of revenues for Clear Skies or Alpine for the six months ended June 30, 2020, because the acquisitions were consummated on August 1, 2020 and December 16, 2020, respectively.

Operating Expenses

For the Six Months Ended June 30, 2021

	Cerberus	TalaTek	Techville	Other(1)	Total
Professional fees	$367,809	$766	$9,184	$23,856	$401,615
Advertising and marketing	126,700	56,714	1,437	32,844	217,695
Selling, general and administrative	1,601,308	819,436	497,392	237,119	3,155,255
Stock based compensation	1,729,888	-	-	-	1,729,888
Loss on write-off of account receivable	15,264	-	-	-	15,264
Total operating expenses	$3,840,969	$876,916	$508,013	$293,819	$5,519,717

For the Six Months Ended June 30, 2020

	Cerberus	TalaTek	Techville	Other(1)	Total
Professional fees	$381,755	$3,005	$16,550	$-	$401,310
Advertising and marketing	21,462	52,108	-	-	73,570
Selling, general and administrative	574,981	505,470	133,825	-	1,214,276
Stock based compensation	669,339	-	-	-	669,339
Loss on write-off of account receivable	15,000	-	-	-	15,000
Total operating expenses	$1,662,537	$560,583	$150,375	$-	$2,373,495

Variance

	Cerberus	TalaTek	Techville	Other(1)	Total
Professional fees	$(13,946)	$(2,239)	$(7,366)	$23,856	$305
Advertising and marketing	105,238	4,606	1,437	32,844	144,125
Selling, general and administrative	1,026,327	313,966	363,567	237,119	1,940,979
Stock based compensation	1,060,549	-	-	-	1,060,549
Loss on write-off of account receivable	264	-	-	-	264
Total operating expenses	$2,178,432	$316,333	$357,638	$293,819	$3,146,222

(1)	Based on the insignificant nature of the operational activities of Clear Skies and Alpine in comparison to the entity as a whole during the six months ended June 30, 2021, the Company has combined them into one category, titled Other, for the purposes of this presentation.

Operating expenses increased for Cerberus by $2,178,432 or 131%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily as a result of (i) an increase in payroll due to Alpine’s employees being accounted for under Cerberus, and (ii) an increase in stock-based compensation of $1,060,549 due to an increase in stock option grants as a result of the Techville, Clear Skies, and Alpine acquisitions.

Operating expenses increased for TalaTek by $316,333, or 56%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, as a result of an increase in employees resulting in an increase in salaries.

Operating expenses increased for Techville by $357,638, or 238%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, as a result of only having one month of operations due to the acquisition consummated on May 25, 2020. Approximately $329,000 was attributable to Techville’s administrative payroll and benefits.

Operating expenses for Clear Skies and Alpine were $293,819 for the six months ended June 30, 2021. We did not recognize any operating expenses for Clear Skies or Alpine for the six months ended June 30, 2020, because the acquisitions were consummated on August 1, 2020 and December 16, 2020, respectively. Approximately $91,000 was attributable to Clear Skies and Alpine’s administrative payroll and benefits.

Working Capital Surplus

Our working capital surplus as of June 30, 2021, in comparison to our working capital surplus as of December 31, 2020, is summarized as follows:

	As of
	June 30,	December 31,
	2021	2020
Current assets	$7,636,759	$6,346,008
Current liabilities	4,105,124	3,863,594
Working capital surplus	$3,531,635	$2,482,414

The increase in current assets is primarily due to increases in cash and cash equivalents and accounts receivable of $527,719 and $617,769, respectively. The increase in current liabilities is primarily due to the increase in stock payable and the current portion of lease liabilities of $114,750 and $94,781, respectively.

Cash Flows

Our cash flows for the six months ended June 30, 2021, in comparison to our cash flows for the six months ended June 30, 2020, can be summarized as follows:

	Six months ended June 30,
	2021	2020
Net cash used in operating activities	$(2,646,739)	$(740,120)
Net cash provided by investing activities	-	65,037
Net cash provided by financing activities	3,174,458	841,907
Increase in cash	$527,719	$166,824

Operating Activities

Net cash used in operating activities was $2,646,739 for the six months ended June 30, 2021 and was primarily due to cash used to fund a net loss of $3,893,721, adjusted for non-cash expenses in the aggregate of $2,013,960 and additional cash outlaid by changes in the levels of operating assets and liabilities, primarily as a result of an increase in accounts receivable. Net cash used in operating activities was $740,120 for the six months ended June 30, 2020 and was primarily due to cash used to fund a net loss of $1,385,247, adjusted for non-cash expenses in the aggregate of $742,507, partially offset by cash generated by changes in the levels of operating assets and liabilities, primarily as a result of an increase in accounts payable.

Investing Activities

There was no cash used in or provided by investing activities for the six months ended June 30, 2021. Net cash provided by investing activities of $65,037 for the six months ended June 30, 2020, was due to cash acquired in the Techville Acquisition.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $3,174,458, which was primarily due to cash received from the sale of the Company’s common stock of $3,250,000. Net cash provided by financing activities for the six months ended June 30, 2020 was $841,907 and was due to cash received from the sale of the Company’s common stock of $140,000 and proceeds from PPP loans of $709,600.

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At June 30, 2021, the Company had an accumulated deficit of approximately $8,760,000 and working capital surplus of approximately $3,532,000. For the six months ended June 30, 2021, the Company had a loss from operations of approximately $3,762,000 and negative cash flows from operations of approximately $2,647,000. Although the Company is showing positive revenues and gross profit trends, the Company expects to incur further losses through the end of 2021.

To date the Company has been funding operations primarily through the sale of equity in private placements and revenues generated by the Company’s services. During the six months ended June 30, 2021, the Company received $3,250,000 from private placements of the Company’s common stock.

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

Significant Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our condensed consolidated financial statements included herein for the quarter and six months ended June 30, 2021 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021.

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

A contract with a client exists only when:

●	the parties to the contract have approved it and are committed to perform their respective obligations;
●	the Company can identify each party’s rights regarding the distinct services to be transferred (“performance obligations”);
●	the Company can determine the transaction price for the services to be transferred; and
●	the contract has commercial substance, and it is probable that the Company will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the client.

For the majority of its contracts, the Company receives non-refundable upfront payments. The Company does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between the time of transfer of the promised goods or services to the client and the time the client pays for these goods or services to be generally one year or less. The Company’s credit terms to clients generally average thirty days, although in some cases payments are required in 15 days.

The Company does not disclose the value of unsatisfied performance obligations for contracts with original expected duration of one year or less.

Disaggregation of Revenue

Revenue consists of the following by service offering for the six months ended June 30, 2021:

	Managed Services	Consulting Services	Total
Primary Sector Markets
Public	$-	$2,019,470	$2,019,470
Private	920,674	2,224,751	3,145,425
Not-for-Profit	74,511	270,049	344,560
	$995,185	$4,514,270	$5,509,455

Major Service Lines
Gap and Risk Assessment	$-	$4,185,885	$4,185,885
Managed Security Services	-	-	-
Tech Connect	977,090	-	977,090
Hardware	-	320,833	320,833
Other	18,095	7,552	25,647
	$995,185	$4,514,270	$5,509,455

Revenue consists of the following by service offering for the six months ended June 30, 2020:

	Managed Services	Consulting Services	Total
Primary Sector Markets
Public	$3,250	$1,593,598	$1,596,848
Private	740,849	268,259	1,009,108
Not-for-Profit	10,158	2,594	12,752
	$754,257	$1,864,451	$2,618,708

Major Service Lines
Gap and Risk Assessment	$-	$1,803,928	$1,803,928
Managed Security Services	657,226	-	657,226
Tech Connect	96,771	22,263	119,034
Hardware	-	13,253	13,253
Other	260	25,007	25,267
	$754,257	$1,864,451	$2,618,708

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

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements herein for the quarter ended June 30, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2021, our additional finance and accounting staff that we hired in the first quarter of this year continued to positively impact our segregation of duties. In addition, during the six months ended June 30, 2021, we established an audit committee.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021, other than those noted above, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2021, there were no sales of equity securities during the period covered by this report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of Cerberus Cyber Sentinel Corporation filed March 5, 2019	10-12G	3.1	10/2/2019
3.2	Certificate of Amendment of Certificate of Incorporation of Cerberus Cyber Sentinel Corporation filed April 17, 2019	10-12G	3.2	10/2/2019
3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant effective September 26, 2019	10-12G	3.3	10/2/2019
3.4	By-laws of the Registrant	10-12G	3.4	10/2/2019
4.1	Form of Common Stock Certificate of the Registrant	10-K	4.1	3/30/20
4.2	Description of Securities Registered under Section 12 of the Exchange Act	10-K	4.2	3/30/20
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

CERBERUS CYBER SENTINEL CORPORATION

By:	/s/ David G. Jemmett
David G. Jemmett
Chief Executive Officer
(Principal Executive Officer)
Date:	August 13, 2021

By:	/s/ Deb Smith
Deb Smith
Chief Financial Officer
(Principal Financial Officer)
Date:	August 13, 2021

