Form 10-Q
period 2021-09-30
CERBERUS CYBER SENTINEL CORP
filed 2021-11-12
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 12, 2021, there were 117,789,789 shares of the registrant’s common stock outstanding.

CERBERUS CYBER SENTINEL CORPORATION

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

CONDENSED Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$2,729,579	$5,197,030
Accounts receivable, net of allowances for doubtful accounts of $76,200 and $40,000, respectively	2,268,833	1,006,834
Prepaid expenses and other current assets	485,617	142,144
Total Current Assets	5,484,029	6,346,008

Property and equipment, net of accumulated depreciation of $30,310 and $14,473, respectively	89,401	80,630
Right of use asset, net	268,096	13,426
Intangible assets, net of accumulated amortization of $226,964 and $116,468, respectively	2,359,402	2,105,432
Goodwill	20,695,024	4,101,369

Total Assets	$28,895,952	$12,646,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,494,159	$809,804
Stock payable	79,950	46,000
Lease liability, current portion	166,709	8,989
Loans payable, current portion	115,981	9,405
Line of credit	-	3,000
Convertible note payable, net of debt discount, related party	2,981,401	2,926,609
Note payable, related party	-	59,787
Total Current Liabilities	4,838,200	3,863,594

Long-term Liabilities:
Loans payable, net of current portion	443,373	1,037,115
Lease liability, net of current portion	107,899	4,693

Total Liabilities	5,389,472	4,905,402

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.00001 par value; 250,000,000 shares authorized; 120,529,649 and 116,104,971 shares issued and outstanding on September 30, 2021 and December 31, 2020, respectively	1,205	1,161
Additional paid-in capital	34,518,667	12,607,074
Accumulated deficit	(11,013,392)	(4,866,772)
Total Stockholders’ Equity	23,506,480	7,741,463

Total Liabilities and Stockholders’ Equity	$28,895,952	$12,646,865

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue:
Security managed services	$3,099,753	$1,683,733	$6,979,146	$3,612,489
Professional services	645,255	325,865	2,275,437	1,015,816
Total revenue	3,745,008	2,009,598	9,254,583	4,628,305

Cost of revenue:
Security managed services	650,955	423,784	1,326,788	726,614
Professional services	234,326	18,962	350,388	82,992
Cost of payroll	2,093,072	868,810	5,052,684	2,135,691
Total cost of revenue	2,978,353	1,311,556	6,729,860	2,945,297
Total gross profit	766,655	698,042	2,524,723	1,683,008

Operating expenses:
Professional fees	293,408	284,511	695,023	685,821
Advertising and marketing	254,026	30,488	471,721	104,058
Selling, general and administrative	2,085,720	1,020,765	5,241,095	2,235,041
Stock based compensation	1,251,635	392,661	2,981,523	1,062,000
Loss on write-off of account receivable	40,264	-	55,528	15,000
Total operating expenses	3,925,053	1,728,425	9,444,890	4,101,920

Loss from operations	(3,158,398)	(1,030,383)	(6,920,167)	(2,418,912)

Other income (expense):
Other income	169	751	2,553	10,751
Interest expense, net	(75,470)	(5,567)	(209,806)	(12,285)
PPP loan forgiveness	980,800	-	980,800	-

Total other income (expense)	905,499	(4,816)	773,547	(1,534)

Net loss	$(2,252,899)	$(1,035,199)	$(6,146,620)	$(2,420,446)

Net loss per common share - basic	$(0.02)	$(0.01)	$(0.05)	$(0.02)
Net loss per common share - diluted	$(0.02)	$(0.01)	$(0.05)	$(0.02)

Weighted average shares outstanding - basic	118,856,026	113,174,336	117,801,672	110,305,671
Weighted average shares outstanding - diluted	118,856,026	113,174,336	117,801,672	110,305,671

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance at January 1, 2021	116,104,971	$1,161	$12,607,074	$(4,866,772)	$-	$7,741,463

Stock based compensation - stock options	-	-	838,762	-	-	838,762
Stock issued for cash	1,625,000	16	3,249,984	-	-	3,250,000
Net loss	-	-	-	(1,776,859)	-	(1,776,859)
Balance as of March 31, 2021	117,729,971	1,177	16,695,820	(6,643,631)	-	10,053,366

Stock based compensation - stock options	-	-	891,126	-	-	891,126
Net loss	-	-	-	(2,116,862)	-	(2,116,862)
Balance as of June 30, 2021	117,729,971	1,177	17,586,946	(8,760,493)	-	8,827,630

Stock based compensation - stock options	-	-	1,251,635	-	-	1,251,635
Stock based compensation - shares	232,900	2	279,443	-	-	279,445
Stock issued for VelocIT acquisition	2,566,778	26	15,400,643	-	-	15,400,669
Net loss	-	-	-	(2,252,899)	-	(2,252,899)
Balance as of September 30, 2021	120,529,649	$1,205	$34,518,667	$(11,013,392)	$-	$23,506,480

Balance at January 1, 2020	107,912,500	$1,139	$7,770,902	$(1,453,510)	$(2,400,000)	$3,918,531

Stock based compensation - stock options	-	-	325,429	-	-	325,429
Stock issued for cash	350,000	4	139,996	-	-	140,000
Return of treasury stock to authorized capital	-	(60)	(2,399,940)	-	2,400,000	-
Net loss	-	-	-	(839,144)	-	(839,144)
Balance as of March 31, 2020	108,262,500	1,083	5,836,387	(2,292,654)	-	3,544,816

Stock based compensation - stock options	-	-	343,910	-	-	343,910
Stock issued for Technologyville acquisition	3,392,271	34	1,356,874	-	-	1,356,908
Net loss	-	-	-	(546,103)	-	(546,103)
Balance as of June 30, 2020	111,654,771	1,117	7,537,171	(2,838,757)	-	4,699,531

Stock based compensation - stock options	-	-	392,661	-	-	392,661
Common shares issued for cash	325,000	3	649,997	-	-	650,000
Stock issued for Clear Skies acquisition	2,330,000	23	931,977	-	-	932,000
Net loss	-	-	-	(1,035,199)	-	(1,035,199)
Balance as of September 30, 2020	114,309,771	$1,143	$9,511,806	$(3,873,956)	$-	$5,638,993

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net loss	$(6,146,620)	$(2,420,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - stock options	2,981,523	1,062,000
Loss on write-off of accounts receivable	55,528	15,000
Issuance of common stock for services	313,395	34,000
Depreciation and amortization	131,403	55,365
Right of use amortization	75,842	3,729
Amortization of debt discount	54,792	-
Forgiveness of PPP Loan	(980,800)
Changes in operating assets and liabilities:
Accounts receivable, net	(355,946)	(191,958)
Other current assets	(305,532)	(77,083)
Accounts payable and accrued expenses	(66,311)	364,961
Lease liability	(69,586)	(3,544)

Net cash used in operating activities	(4,312,312)	(1,157,976)

Cash flows from investing activities:

Cash acquired in acquisitions	662,176	254,180

Net cash provided by investing activities	662,176	254,180

Cash flows from financing activities:
Proceeds from sale of common stock	3,250,000	790,000
Proceeds from PPP loans	-	709,600
Proceeds from line of credit	221,346	60,000
Payment on line of credit	(224,346)	(93,705)
Payment on loans payable	(2,004,528)	(2,737)
Payment on notes payable, related party	(59,787)	-
Distributions to member	-	(20,000)

Net cash provided by financing activities	1,182,685	1,443,158

Net increase (decrease) in cash and cash equivalents	(2,467,451)	539,362

Cash and cash equivalents - beginning of the period	5,197,030	1,876,645

Cash and cash equivalents - end of the period	$2,729,579	$2,416,007

Supplemental cash flow information:
Cash paid for:
Interest	$91,490	$169
Income taxes	$-	$5,882
Non-cash investing and financing activities:
Right of use asset and lease liability recorded	$330,512	$19,393
Forgiveness of PPP Loan	$980,800	$-
Common shares issued in Technologyville acquisition	$-	$1,356,908
Common shares issued in Clear Skies acquisition	$-	$932,000

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Corporate History

Cerberus Cyber Sentinel Corporation (“Cerberus Sentinel,” “Cerberus,” or the “Company”) was formed on March 5, 2019, as a Delaware corporation. The Company’s principal offices are located at 6900 E. Camelback Road, Suite 240, Scottsdale, AZ 85258.

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

Effective August 12, 2021, the Company entered into an Agreement and Plan of Merger with Catapult Acquisition Corporation, a New Jersey corporation (“VelocIT”), and its equity holders, pursuant to which VelocIT became a wholly owned subsidiary of the Company (the “Catapult Acquisition”). Under the terms of the Catapult Acquisition, all issued and outstanding equity secruities in VelocIT were exchanged for an aggregate of 2,566,778 shares of the Company’s common stock.

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At September 30, 2021, the Company had an accumulated deficit of $11,013,392 and working capital surplus of approximately $646,000. For the nine months ended September 30, 2021, the Company had a loss from operations of approximately $6,920,167 and negative cash flows from operations of approximately $4,312,312. Although the Company is showing positive revenues and gross profit trends, the Company expects to incur further losses through the end of 2021.

To date the Company has been funding operations primarily through the sale of equity in private placements and revenues generated by the Company’s services. During the nine months ended September 30, 2021, the Company received $3,250,000 from private placements of the Company’s common stock.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial information as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for such periods. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021.

Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GenResults, LLC (“GenResults”), TalaTek, Inc. (“TalaTek”), Techville, Clear Skies, Alpine, and VelocIT. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the financial statements for the three and nine months ended September 30, 2020, to conform to the financial statements presentation for the three and nine months ended September 30, 2021. These reclassifications had no effect on net loss or cash flows as previously reported.

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

The Company believes the critical accounting policies discussed below affect its more significant judgments and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Significant estimates include the allowance for doubtful accounts, the carrying value of intangible assets and goodwill, deferred tax asset and valuation allowance, the estimated fair value of assets acquired, liabilities assumed and stock issued in business combinations and assumptions used in the Black-Scholes option pricing model, such as expected volatility, risk-free interest rate, and expected divided rate.

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

Disaggregated Revenues

Revenue consists of the following by service offering for the nine months ended September 30, 2021:

	Security Managed Services	Professional Services	Total
Primary Sector Markets
Public	$3,179,047	$44,579	$3,223,626
Private	3,607,146	2,178,545	5,785,691
Not-for-Profit	192,953	52,313	245,266
	$6,979,146	$2,275,437	$9,254,583

Major Service Lines
Compliance	$3,336,795	$-	$3,336,795
Secured Managed Services	3,134,269	-	3,134,269
SOC Managed Services	352,535	-	352,535
vCISO	155,547	-	155,547
Technical Assessments	-	1,844,496	1,844,496
Forensics & I/R	-	265,567	265,567
Training	-	149,529	149,529
Other CyberSecurity Services	-	15,845	15,845
	$6,979,146	$2,275,437	$9,254,583

Revenue consists of the following by service offering for the nine months ended September 30, 2020:

	Security Managed Services	Professional Services	Total
Primary Sector Markets
Public	$2,498,371	$5,068	$2,503,439
Private	1,024,744	1,001,748	2,026,492
Not-for-Profit	89,374	9,000	98,374
	$3,612,489	$1,015,816	$4,628,305

Major Service Lines
Compliance	$2,519,958	$-	$2,519,958
Secured Managed Services	752,371	-	752,371
SOC Managed Services	301,760	-	301,760
vCISO	38,400	-	38,400
Technical Assessments	-	190,825	190,825
Forensics & I/R	-	554,069	554,069
Training	-	58,625	58,625
Other CyberSecurity Services	-	212,297	212,297
	$3,612,489	$1,015,816	$4,628,305

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of September 30, 2021, and December 31, 2020, the Company’s allowance for doubtful accounts was $76,200 and $40,000, respectively.

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

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in results of operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. During the three and nine months ended September 30, 2021, the Company did not record a loss on impairment.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. Finite-lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at year end, at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit level (See Note 6).

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $254,026 and $30,488 for the three months ended September 30, 2021 and 2020, respectively, and are recorded in operating expenses on the unaudited condensed consolidated statements of operations. Advertising and marketing expenses were $471,721 and $104,058 for the nine months ended September 30, 2021 and 2020, respectively, and are recorded in operating expenses on the unaudited condensed consolidated statements of operations.

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

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All vested outstanding options are considered potentially outstanding common stock. The dilutive effect, if any, of stock options is calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options have been excluded from the Company’s computation of net loss per common share for the three and nine months ended September 30, 2021 and 2020.

The following tables summarize the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	September 30, 2021	September 30, 2020
Stock Options	27,680,040	21,435,700
Convertible Debt	1,500,000	-
Total	29,180,040	21,435,700

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

Leases

Leases in which the Company is the lessee are comprised of corporate offices and property and equipment. All of the leases are classified as operating leases. The Company leases multiple office spaces with a remaining weighted average term of 1.17 years. The Company leases a vehicle with a remaining term of 0.67 years.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities, including tax loss and credit carry forwards, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At September 30, 2021, and December 31, 2020, the Company’s net deferred tax asset has been fully reserved.

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

Recently Issued Accounting Standards

In March 2021, the FASB issued ASU No. 2021-03, Intangibles – Goodwill and Other (Topic 350). ASU 2021-03 requires an entity to identify and evaluate goodwill impairment triggering events when they occur to determine whether it is more likely than not that the fair value of a reporting unit (or entity, if the entity has elected the accounting alternative for amortizing goodwill and chosen that option) is less than its carrying amount. If an entity determines that it is more likely than not that the goodwill is impaired. It must test goodwill for impairment using the triggering event date as the measurement date. An entity is required to disclose the amount assigned to goodwill in total and by major business combination, or by reorganization event resulting in fresh-start reporting. Also, the entity must disclose the weighted average amortization period in total and the amortization period by major business combination, or by reorganization event resulting in fresh-start reporting. ASU 2021-03 was effective for the Company on January 1, 2021 and did not have a significant impact on our unaudited condensed consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the Emerging Issues Task Force). The ASU requires issuers to account for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. Under the ASU, an issuer determines the accounting for the modification or exchange based on whether the transaction was done to issue equity, to issue or modify debt, or for other reasons. The ASU is applied prospectively and is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that adopting this standard will have on the unaudited condensed consolidated financial statements.

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 3 – ACQUISITIONS

Catapult Acquisition Corporation

On August 12, 2021, the Company effected an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with Catapult Acquisition Merger Sub, LLC (“Merger Sub”), Catapult Acquisition Corporation (d/b/a VelocIT) (“VelocIT”), the shareholders of VelocIT and Derek Hahn, in his capacity as the shareholder representative. Pursuant to the Merger Agreement, the Merger Sub merged with and into VelocIT, with VelocIT surviving the Merger as a wholly-owned subsidiary of the Company (the “VelocIT Acquisition”). At the effective time of the VelocIT Acquisition, VelocIT’s outstanding common stock was exchanged for 2,566,778 shares of the Company’s common stock.

Immediately following the VelocIT Acquisition, the Company had 120,296,749 shares of common stock issued and outstanding. The pre-acquisition stockholders of the Company retained an aggregate of 117,729,971 shares, representing approximately 98% ownership of the post-acquisition company. Therefore, upon consummation of the VelocIT Acquisition, there was no change in control.

The Company accounted for this transaction in accordance with the acquisition method of accounting for business combinations. Assets and liabilities of the acquired business were included in the consolidated balance sheet as of September 30, 2021, based on the respective estimated fair value on the date of acquisition as determined in a purchase price allocation using available information and making assumptions management believed are reasonable.

Per ASC 805, Business Combinations, the measurement period is the period after the acquisition date during which the acquirer may adjust the provisional amounts recognized for a business combination. The measurement period shall not exceed one year from the acquisition date. The Company has identified the acquisition date as August 12, 2021. Subsequent to the issuance of these financial statements, the Company expects to obtain a third-party valuation on the fair value of the assets acquired, including identifiable intangible assets, and the liabilities assumed for use in the purchase price allocation.

During the period subsequent to the effective date of the acquisition, VelocIT recorded revenue of $985,146 and a net loss of $1,695,276 for the period from August 12, 2021 to September 30, 2021.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the transaction date:

Consideration paid	$15,400,668

Tangible assets acquired:
Cash	662,176
Accounts receivable	961,581
Prepaid expenses	37,941
Property and equipment	24,608
Capitalizable expenses	5,091
Total tangible assets	1,691,397

Intangible assets acquired:
Intellectual property	134,445
Total intangible assets	134,445

Assumed liabilities:
Accounts payable	528,571
Accrued expenses	222,095
Loans payable	1,071,313
SBA loan payoff	1,426,850
Total assumed liabilities	3,248,829

Net liabilities assumed	(1,422,987)

Goodwill (a.)(b.)	$16,823,655

a.	Goodwill is the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present. Goodwill and intangibles are not deductible for tax purposes.

b.	Goodwill represents expected synergies from the merger of operations and intangible assets that do not qualify for separate recognition. Cerberus and VelocIT are both cybersecurity service providers. The acquisition of VelocIT provided Cerberus potential sales synergies resulting from Cerberus’ access to VelocIT’s current client-base to offer additional services. These items will be assigned a fair value upon the completion of the third-party valuation and are not expected to change significantly.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	September 30, 2021	December 31, 2020
Prepaid expenses	$398,712	$128,398
Prepaid insurance	56,125	13,746
Other current assets	30,780	-
Total prepaid expenses and other current assets	$485,617	$142,144

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2021	December 31, 2020
Computer equipment	$15,735	$15,735
Vehicle	63,052	63,052
Furniture and fixtures	30,832	6,224
Software	10,092	10,092
	119,711	95,103
Less: accumulated depreciation	(30,310)	(14,473)
Property and equipment, net	$89,401	$80,630

Total depreciation expense was $6,989 and $5,361 for the three months ended September 30, 2021 and 2020, respectively. Total depreciation expense was $15,837 and $8,668 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the changes in goodwill during the nine months ended September 30, 2021:

Balance December 31, 2020	$4,101,369
Acquisition of goodwill	16,823,655
Impairment	-
Reclassification based on valuation report(1)	(230,000)
Ending balance, September 30, 2021(2)	$20,695,024

(1)	Subsequent to September 30, 2021, the Company obtained a third-party valuation for the December 16, 2020, acquisition of Alpine. As such, the purchase price allocation disclosed in the Company’s Annual Report in Form 10-K for December 31, 2020, filed on March 31, 2021, changed and, therefore, goodwill changed.

(2)	As of September 30, 2021, the Company had not obtained a third-party valuation for the August 12, 2021, acquisition of VelocIT. As such, the purchase price allocation disclosed in this Quarterly Report for September 30, 2021, may change and, therefore, goodwill from the acquisition may change.

The following table summarizes the identifiable intangible assets as of September 30, 2021, and December 31, 2020:

	Useful life	September 30, 2021	December 31, 2020
Tradenames – trademarks (1)	Indefinite	$1,211,800	$1,094,500
Customer base (1)	15 years	384,000	370,000
Non-compete agreements (1)	5 years	242,100	236,400
Intellectual property/technology (1)	10 years	748,466	521,000
		2,586,366	2,221,900
Less accumulated amortization		(226,964)	(116,468)
Total		$2,359,402	$2,105,432

(1)	These intangible assets were acquired in the acquisitions of TalaTek, Techville, Clear Skies, Alpine and VelocIT.

The weighted average remaining useful life of identifiable amortizable intangible assets remaining is 8.24 years.

Amortization of identifiable intangible assets for the three months ended September 30, 2021 and 2020, was $40,506 and $15,648, respectively. Amortization of identifiable intangible assets for the nine months ended September 30, 2021 and 2020, was $110,495 and $46,944, respectively.

The below table summarizes the future amortization expense for the remainder of 2021 and the next four years thereafter:

Remainder of 2021	$51,709
2022	153,554
2023	125,086
2024	127,939
2025	100,444
Thereafter	588,869
$1,147,602

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	September 30, 2021	December 31, 2020
Accounts payable	$788,268	$328,368
Accrued payroll	408,602	39,670
Accrued expenses	265,532	417,832
Accrued commissions	26,678	-
Accrued interest – related party	5,079	23,934
Total accounts payable and accrued expenses	$1,494,159	$809,804

NOTE 8 - RELATED PARTY TRANSACTIONS

Note Payable – Related Party

On December 31, 2018, GenResults entered into an unsecured note payable with Jemmett Enterprises, LLC, the Company’s majority stockholder that is controlled by the Company’s Chief Executive Officer, in the original principal amount of $200,000. The note has a maturity date of June 15, 2021, and bears interest at 6% per annum. There was no remaining balance at September 30, 2021, The outstanding principal balance of this loan was $9,787 at December 31, 2020. At September 30, 2021, and December 31, 2020, the Company has recorded accrued interest of $5,079 and $23,934, respectively, with respect to this note payable. The Company has recorded interest expense related to this note of $186 and $3,669 during the three months ended September 30, 2021 and 2020, respectively, and $4,595 and $9,358 during the nine months ended September 30, 2021 and 2020, respectively.

Convertible Note Payable, Accounts Receivable and Revenue – Related Party

On December 23, 2020, the Company issued to a related party a convertible note in the principal amount of $3,000,000 bearing interest at 6% per annum, payable at maturity, with a maturity date of December 31, 2021 and a conversion price of $2.00 per share. The outstanding principal balance of this loan was $3,000,000 at September 30, 2021, and December 31, 2020, respectively. See Note 12 for additional details.

At September 30, 2021, the Company had $48,270 in outstanding accounts receivable from a related party. In addition, during the nine months ended September 30, 2021, the Company generated $305,127 in revenues from the related party.

Note 9 - STOCKHOLDERS’ EQUITY

Equity Transactions During the Period

During the nine months ended September 30, 2021, the Company issued an aggregate of 1,625,000 shares of common stock with a fair value of $2.00 per share, respectively, to investors for cash proceeds of $3,250,000.

On August 12, 2021, the Company issued an aggregate of 2,566,778 shares of common stock with a fair value of $6.00 per share, to VelocIT pursuant to the Acquisition (See Note 3).

On August 16, 2021, the Company issued an aggregate of 232,900 shares of common stock with a fair value of $2.05 per share to a consultant for services rendered (See Note 10).

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

Upon execution of the consulting agreement the Company was to issue 120,000 shares of the Company’s restricted common stock, valued at $48,000 to Eskenzi. Upon the renewal of the consulting agreement the Company was to issue 312,000 shares of the Company’s restricted stock, valued at $639,600, for a two-year period. On August 16, 2021, the Company issued 232,900 shares of vested common stock under the consulting agreement. As of September 30, 2021, 39,000 of vested shares have yet to be issued. As such, the Company recorded a stock payable in the amount of $79,950 and $46,000 representing the fair value of services performed through the nine months and year ended September 30, 2021 and December 31, 2020, respectively.

See Note 10 for disclosure of additional equity related transactions.

Note 10 – StocK-BASED COMPENSATION

2019 Equity Incentive Plan

The Board of Directors and stockholders of the Company approved the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) on June 6, 2019. The maximum number of shares of the Company’s common stock that may be issued under the Company’s 2019 Plan is 25,000,000 shares. The 2019 Plan has a term of ten years from the date it was adopted. Shares issued under the 2019 Plan shall be made available from (i) authorized but unissued shares of common stock, (ii) common stock held in treasury of the Company, or (iii) previously issued shares of common stock reacquired by the Company, including shares purchased on the open market.

Options

The Company granted options for the purchase of 3,236,340 shares of common stock during the nine months ended September 30, 2021.

The Company granted options for the purchase of 4,390,700 shares of common stock during the nine months ended September 30, 2020.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Risk free interest rate	0.42% - 0.86%	0.22% - 0.33%
Contractual term (years)	5.00	5.00
Expected volatility	73.43% - 83.28%	73.61% - 73.93%

The total weighted average grant date fair value of options issued and vested during the nine months ended September 30, 2021, was $1,554,909 and $267,818, respectively. The weighted average grant date fair value of non-vested options was $15,713,025 at September 30, 2021.

The total weighted average grant date fair value of options issued during the nine months ended September 30, 2020, was $157,384. The weighted average non-vested grant date fair value of non-vested options was $1,871,528 at September 30, 2020.

Compensation-based stock option activity for qualified and unqualified stock options is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2021	24,573,700	$0.86
Granted	3,236,340	2.40
Exercised	-	-
Expired or cancelled	(130,000)	0.54
Outstanding at September 30, 2021	27,680,040	$1.04

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at September 30, 2021:

		Weighted-	Weighted-
		Average	Average
	Outstanding	Remaining Life	Exercise	Number
Exercise Prices	Options	In Years	Price	Exercisable

$0.38	3,000,000	2.87	$0.38	3,000,000
0.40	3,600,000	2.81	0.40	3,000,000
0.50	12,026,000	3.36	0.50	8,081,238
2.00	6,277,700	4.14	2.00	108,333
2.05	1,857,000	4.28	2.05	-
3.05	170,000	4.83	3.05	-
3.60	155,000	4.83	3.60	-
4.00	499,340	4.83	4.00	-
$6.75	95,000	4.82	6.75	-
	27,680,040	3.52	$1.03	14,189,571

The compensation expense attributed to the issuance of the options is recognized ratably over the vesting period.

Options granted under the 2019 Plan are exercisable for a specified period, generally five to ten years from the grant date and generally vest over three to four years from the grant date.

Total compensation expense related to the options was $1,251,635 and $392,661 for the three months ended September 30, 2021 and 2020, respectively. Total compensation expense related to the options was $2,981,523 and $1,062,000 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was future compensation expense of $12,863,247 with a weighted average recognition period of 2.58 years related to the options.

The aggregate intrinsic value totaled $129,067,956 and $75,702,225, for total outstanding and exercisable options, respectively, and was based on the Company’s estimated fair value of the common stock of $5.80 as of September 30, 2021, which is the aggregate fair value of the common stock that would have been received by the option holders had all option holders exercised their options as of that date, net of the aggregate exercise price.

Options Pending

As of September 30, 2021, the Company has approximately 3,400,000 options to be awarded to employees upon their acceptance of employment. The majority of these employees work for VelocIT. The options will be granted with an exercise price equal to the trading price on the date of grant, and will be valued utilizing a Black-Scholes valuation. The expense will be amortized over the term of the options vesting period, although the amount of the expense has yet to be determined.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – LOANS PAYABLE AND LINES OF CREDIT

Lines of Credit

TalaTek, Inc.

On July 29, 2019, TalaTek entered into a secured line of credit with SunTrust Bank (“SunTrust”) for $500,000. The line of credit bears interest at LIBOR plus 2.25%. The line of credit is an open-end revolving line of credit and may be terminated at any time by SunTrust without notice to TalaTek. At September 30, 2021, the line of credit remained open and no amounts were drawn on the line of credit.

Technologyville, Inc.

On August 24, 2017, Techville entered into a secured revolving line of credit with Wintrust Bank (“Wintrust”) for a maximum amount of $75,000. The line of credit bears interest at 1.99% for the first twelve (12) months, then Prime plus 2%, with a floor rate of 6% and a maturity date of August 24, 2021. The line of credit was collateralized by all of Techville’s assets. During the nine months ended September 30, 2021, Techville drew $221,346 against the line of credit and made payments of $224,346. At September 30, 2021, and December 31, 2020, there was $- and $3,000 outstanding, respectively, and has expired.

Loans Payable

Technologyville, Inc.

On April 29, 2019, Techville entered into a note payable with VCI Account Services, that subsequently was assigned to U.S. Bancorp, in the original principal amount of $59,905. The note has a maturity date of May 12, 2025 and bears interest at 5.77% per annum. During the nine months ended September 30, 2021, the Company made cash payments of $8,580, of which $8,054 and $526 was attributed to principal and interest, respectively. The loan is collateralized by a vehicle. At September 30, 2021, $37,826 was outstanding.

On June 22, 2020, under the U.S. Small Business Administration’s Paycheck Protection Program, Techville entered into a note payable with a financial institution for $179,600 bearing interest at 1% per annum and a maturity date of June 22, 2025. Pursuant to the note, principal and interest payments were deferred for ten months. Techville applied for loan forgiveness on a timely basis, and at September 30, 2021, the total amount due of $179,600 had been forgiven.

GenResults, LLC

On December 31, 2018, GenResults entered into an unsecured note payable with Jemmett Enterprises, LLC, the Company’s majority stockholder that is controlled by the Company’s Chief Executive Officer, in the original principal amount of $200,000. The note had a maturity date of June 15, 2021, and bore interest at 6% per annum. There was no remaining balance at September 30, 2021, The outstanding principal balance of this loan was $9,787 at December 31, 2020. At September 30, 2021, and December 31, 2020, the Company has recorded accrued interest of $5,079 and $23,934, respectively, with respect to this note payable. The Company has recorded interest expense related to this note of $186 and $3,669 during the three months ended September 30, 2021 and 2020, respectively, and $4,595 and $9,358 during the nine months ended September 30, 2021 and 2020, respectively.

Cerberus Cyber Sentinel Corporation

On April 17, 2020, under the U.S. Small Business Administration’s Paycheck Protection Program, Cerberus entered into a note payable with a financial institution for $530,000 bearing interest at 1% per annum and a maturity date of April 17, 2022. Pursuant to the note, principal and interest payments were deferred for six months. The Company applied for loan forgiveness on a timely basis, and at September 30, 2021, the total amount due of $530,000 had been forgiven.

Clear Skies Security LLC

On May 8, 2020, under the U.S. Small Business Administration’s Paycheck Protection Program, Clear Skies entered into a loan payable with a financial institution for $134,200 bearing interest at 1% per annum and a maturity date of May 8, 2022. Pursuant to the loan, principal and interest payments were deferred for six months. Clear Skies applied for loan forgiveness on a timely basis, and at September 30, 2021, the total amount due of $134,200 had been forgiven.

Alpine Security, LLC

On April 18, 2020, under the U.S. Small Business Administration’s Paycheck Protection Program, Alpine entered into a loan payable with a financial institution for $137,000 bearing interest at 1% per annum and a maturity date of April 8, 2022. Pursuant to the loan, principal and interest payments were deferred for six months. Alpine applied for loan forgiveness on a timely basis, and at September 30, 2021, the total amount due of $137,000 had been forgiven.

Catapult Acquisition Corp.

On July 9, 2016, Catapult Acquistion Corp. entered into several seller notes payable with shareholders of VelocIT. The total borrowing amount was $600,000 and each loan bears interest at 5% per annum with a maturity date of July 31, 2023. Pursuant to the terms of the loans, principal and interest payments were deferred for two years on three of the loans, making up $150,000 of the $600,000 total amount borrowed. The amount outstanding as of September 30, 2021, was $559,354.

Convertible Note Payable

On December 23, 2020, the Company issued to a related party lender a convertible note payable in the principal amount of $3,000,000. The convertible note bears interest at 6% per annum, with an effective interest rate, due to the if converted value of the note, of 8.5% per annum, payable at maturity with a maturity date of December 31, 2021. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the holder, at a conversion price of $2.00 per share. At December 31, 2020, the if converted value of the note, at the market price of $2.05 per share, would be $3,075,000. The issuance of the note resulted in a discount from the beneficial conversion feature totaling $75,000. Total straight-line amortization of this discount totaled $56,501 during the nine months ended September 30, 2021, and has a remaining amortization period of 0.25 years. Total interest expense on the note was $46,000 and $135,000 for the three and nine months ended September 30, 2021.

Future minimum payments under the above notes payable for the remainder of 2021 and thereafter and the amount of loans payable, net of current portion, are as follows:

2021	$3,000,000
2022	559,354
Total future minimum payments	3,559,354
Less: discount	(18,599)
3,540,755
Less: current	(3,097,382)
$443,373

NOTE 13 – LEASES

All of the Company’s leases are classified as operating leases. With the adoption of Topic 842, operating lease agreements are required to be recognized on the condensed consolidated balance sheet as ROU assets and corresponding lease liabilities.

On January 1, 2021, February 1, 2021, and August 12, 2021, the Company recognized additional ROU assets and lease liabilities of $37,932, $137,826 and 154,767, respectively. The Company elected to not recognize ROU assets and lease liabilities arising from office leases with initial terms of twelve months or less (deemed immaterial) on the unaudited condensed consolidated balance sheets.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at January 1, 2021. The weighted average incremental borrowing rate applied was 6%. As of September 30, 2021, the Company’s leases had a remaining weighted average term of 1.15 years.

The following table presents net lease cost and other supplemental lease information:

Nine Months Ended September 30, 2021
Lease cost
Operating lease cost (cost resulting from lease payments)	$80,251
Short term lease cost	29,329
Net lease cost	$109,580

Operating lease – operating cash flows (fixed payments)	$80,251
Operating lease – operating cash flows (liability reduction)	$72,639
Non-current leases – right of use assets	$268,096
Current liabilities – operating lease liabilities	$166,709
Non-current liabilities – operating lease liabilities	$107,899

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the nine months ended September 30, 2021, are as follows:

Fiscal Year	Operating Leases
2021 (excluding the nine months ended September 30, 2021)	$44,638
2022	178,273
2023	66,738
Total future minimum lease payments	289,649
Amount representing interest	(15,041)
Present value of net future minimum lease payments	$274,608

NOTE 14 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2021, and December 31, 2020, the Company had approximately $1,788,000 and $4,252,000, respectively, in excess of the FDIC insured limit.

Revenues

One client accounted for 26% of revenue for the nine months ended September 30, 2021.

Two clients accounted for 68% of revenue for the nine months ended September 30, 2020, as set forth below:

Client A	52%
Client B	16%

Accounts Receivable

Two clients accounted for 27% of the accounts receivable as of September 30, 2021, as set forth below:

Client A	15%
Client B	12%

Two clients accounted for 56% of the accounts receivable as of September 30, 2020, as set forth below:

Client A	29%
Client B	27%

Accounts Payable

Two vendors accounted for 21% of the accounts payable as of September 30, 2021, as set forth below:

Vendor A	11%
Vendor B	10%

Two vendors accounted for 40% of the accounts payable as of September 30, 2020, as set forth below.

Vendor A	26%
Vendor B	14%

NOTE 15 – SUBSEQUENT EVENTS

Atlantic Technology Systems, Inc. Acquisition

On October 1, 2021, the Company entered into a Stock Purchase Agreement (the “Agreement”) by and among the Company, Atlantic Technology Systems, Inc. (“ATS”) and Atlantic Technology Enterprises, Inc. (“ATE”) (collectively, “Atlantic”) and James Montagne, the sole shareholder of ATS, and James Montagne and Miriam Montagne as the sole shareholders of ATE (the “Shareholder”). Pursuant to the Agreement, the Company purchased from the Shareholder all of the outstanding shares of Atlantic, with ATE and ATS becoming wholly-owned subsidiaries of the Company. The aggregate purchase price for the Atlantic shares was 200,000 shares of the Company’s common stock, par value $0.00001, and $75,000 in cash. Furthermore, the Shareholder shall receive an additional 100,000 shares of the Company’s common stock based upon Atlantic achieving certain revenue and earnings thresholds and an additional $150,000 in cash upon the Company listing to a national exchange.

Convertible Note Issuance

On October 27, 2021, the Company issued a 5% Unsecured Convertible Note (the “Note”) to Neil Stinchcombe (the “Lender”), in consideration of the Lender lending the Company $1,500,000 (the “Principal Amount”) to provide funding for the Company’s prospective acquisitions and other general corporate purposes. The Principal Amount, together with accrued and unpaid interest, is due on January 27, 2022 (the “Maturity Date”), with no prepayment option. Interest is calculated at 6% per annum (based on a 360-day year) and is payable monthly. The Maturity Date may be extended at the Company’s election to April 27, 2022.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Cerberus Cyber Sentinel Corporation, a Delaware corporation, and its wholly owned subsidiaries including GenResults, LLC, an Arizona limited liability company (“GenResults”), TalaTek, LLC, a Virginia limited liability company (“TalaTek”), Technologyville, Inc., an Illinois corporation (“Techville”), Clear Skies Security, LLC, a Georgia limited liability company (“Clear Skies”), Alpine Security, LLC, an Illinois limited liability company (“Alpine”) and Catapult Acquisition Corporation (“VelocIT), a New Jersey corporation. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

On July 26, 2021, and effective August 12, 2021, we entered into an Amended and Restated Agreement and Plan of Merger pursuant to which VelocIT became a wholly-owned subsidiary of the Company. All issued and outstanding shares of common stock of VelocIT were converted into the right to receive an aggregate of up to 2,566,778 shares of common stock of the Company, subject to a holdback of 256,678 shares of Company stock.

Our Business

The cyber security industry has a supply and demand issue; there is more demand for cyber security services than expert and seasoned compliance and cybersecurity professionals available in the market. We are a cybersecurity and compliance company comprised of highly trained and seasoned security professionals who work with clients to enhance or create a better cyber posture in their organization. We seek to identify, attract, and retain highly skilled cyber and compliance teams and bring them together to provide holistic cyber services. This is accomplished through acquisitions, direct hiring and incentivizing employees with stock options to help retain them. On an ongoing basis, we seek to identify cyber talent that is culturally aligned and that offers operating leverage through both existing customer revenue and relationships. We have invested in enterprise solutions and executive talent to integrate our different organizations into an ecosystem that works together to provide complete and holistic cybersecurity through cross pollination of solutions. The ecosystem is intended to provide additional revenue opportunities and drive overall recurring revenue.

We emphasize to clients the critical nature of having their work force create a continuously aware security culture. Once engaged, we strive to become the trusted advisors for customers’ cybersecurity and compliance needs by providing tailored security solutions based upon their organizational needs. We do not focus on the selling of cybersecurity products; we are product agnostic so that we can provide solutions that fit customers’ security needs, financial realities, and future strategy. Our approach is to evaluate clients’ organizations holistically, identify compliance requirements, and help secure the infrastructure while helping to create a culture of security.

We provide a full range of cybersecurity services, encompassing all pillars of cybersecurity, compliance, and culture, including Secured Managed Services, Compliance Services, SOC Services, Virtual CISO (vCISO) Services, Incident Response, Certified Forensics, Technical Assessments, and Cybersecurity Training. We believe that culture is the foundation of every successful cybersecurity and compliance program. To deliver that outcome, we developed our unique offering of MCCP+, which is the only holistic solution that provides all three of these pillars under one roof from a dedicated team of subject matter experts. In contrast to the majority of cybersecurity firms that are focused on a specific technology or service, we seek to differentiate ourselves by remaining technology agnostic, focusing on accumulating highly-sought after topic experts. We continually identify and acquire cyber security talent to expand our service scope and geographical coverage to provide the best possible service for our clients. We believe that bringing together a world-class team of technological experts with multi-faceted expertise in the critical aspects of cybersecurity is key to providing technology agnostic solutions to our clients in a business environment that has suffered from a chronic lack of highly-skilled professionals, thereby setting us apart from competitors and in-house security teams. Our goal is to create a culture of security and to help quantify, define and capture a return on investment (ROI) from information technology and cybersecurity spending. Our brand rallies around the battle cry: “Cybersecurity is a Culture, not a Product.”

Offering this set of cybersecurity services allows us to capture more revenue with greater efficiency, facilitating greater profitability and stronger customer retention. The benefit to our customers is that they receive an efficient engagement from a single provider that covers a wide range of their needs. This means their challenges are addressed more thoroughly and problems are resolved more rapidly when compared to working with multiple vendors. This leads to the best possible outcome which enables them to commit to us for the long term.

We believe that our business model is differentiated from other companies in the industry in that our employees are not consultants; they’re dedicated partners available on a recurring monthly contract. Due to the numerous challenges in hiring experienced cybersecurity and compliance professionals, we believe that assimilating our team of industry and subject matter experts into our clients’ teams is the ideal solution.

We are technology agnostic. Whereas, most cybersecurity firms are locked into working with a single technology, we seek to differentiate ourselves by remaining technology agnostic. This approach enables us to work with any business, no matter what systems or tools they use. For our customers the benefit is equally valuable; they’re able to choose the best tools and technology for their business needs without affecting their relationship with us.

We believe that building a world-class technology team with industry-specific and subject-matter expertise is the key to providing cutting-edge solutions to our clients. We aim to continue to identify and acquire cybersecurity talent to expand our scope of services and geographical footprint to fortify our capability to deliver excellence to our customers. Furthermore, our commitment is that we will stay a step ahead of threat actors and regulatory obligations to keep our customers safe and compliant.

Our Service Offering

We currently offer two major types of services to clients including Security Managed Services and Professional Services.

Security Managed Services

Our Security Managed Services deliver an end-to-end solution to cybersecurity and compliance needs. We begin with a gap analysis of our customers’ existing cybersecurity and compliance practices. Next, we perform penetration testing, vulnerability scanning, and a best practices assessment. This culminates with a deliverable report outlining failures and risks and includes a remediation roadmap organized based on highest-value opportunities and critical necessities. This prioritized approach utilizes the maxi-min strategy to optimize our customers’ budget; something that comes from decades of experiential wisdom. Using this roadmap, our team performs remediation and change implementation throughout a customer’s business. This is followed by our culture program that delivers cybersecurity and compliance awareness training, risk reporting, and periodic knowledge verification. We cover every area of our customers’ businesses and engage with every member of their team. This is our end-to-end holistic approach that we believe leaves no stone unturned to ensure our customers are truly safe, secure, and compliant.

We offer multiple services in the Security Managed Services portfolio including the following:

● Compliance: Our compliance practice ensures the customers are implementing the right controls, properly prioritizing risks, and investing in the appropriate remediation, so our customers can achieve compliance, adhere to industry standards and guidelines, and manage continuous monitoring over time. We provide the combination of integrated processes and systems, experienced staff, and innovative technology to help our customers meet those goals. Our seasoned experts possess the stringent industry certifications and accreditations that prove they understand security compliance regulations, frameworks, and controls. Our deep knowledge of these rigorous and unique requirements means we can offer a thorough, timely assessment that will identify residual risk within the customer’s information system. We then propose mitigation strategies to manage the customer’s risk effectively. As an authorized FedRAMP vendor ourselves, we bring an insider’s perspective to the process in the following standards:

○ FedRAMP - The Federal Risk and Authorization Management Program (FedRAMP) provides standardization to cloud security for Cloud Service Providers (CSP). FedRAMP recognition is required to sell cloud services to the US Federal and many state and local governments https://www.fedramp.gov/

○ FISMA 2014 - codifies the Department of Homeland Security’s role in administering the implementation of information security policies for federal Executive Branch civilian agencies, overseeing agencies’ compliance with those policies, and assisting OMB in developing those policies. https://www.cisa.gov/federal-information-security-modernization-act

○ ISO 17021, ISO 27001 is an International Standard that provides Certification Bodies (CB) with a set of requirements that will enable them to ensure that their management system certification process is carried out in a competent, consistent and impartial manner. https://www.iso.org/

○ HIPAA - Technology for Economic and Clinical Health Act of 2009 (“HITECH”) – These are laws regulated by the Department of Health and Human Services (“HHS”) to secure the privacy and confidentiality of protected health information (“PHI”) (https://www.hhs.gov/hipaa/index.html)

○ PCI - This is a standard administered by the Payment Card Industry Security Standards Council (https://www.pcisecuritystandards.org/pci_security/)

○ Cyber Security Framework (CSF) Consist of five core functions: Identify, Protect, Detect, Respond, and Recover. NIST defines the framework core on its official website as a set of cybersecurity activities, desired outcomes, and applicable informative references common across critical infrastructure sectors. https://www.nist.gov/cyberframework

○ NIST - The National Institute of Standards and Technology (“NIST”) – This is formally known as a National Bureau of Standards, which is a federal agency that promotes and maintains measurement standards while encouraging and assisting industry and science to develop and use these standards. https://www.nist.gov/

○ 800-171/CMMC - CMMC is intended to serve as a verification mechanism to ensure that DIB companies implement appropriate cybersecurity practices and processes to protect Federal Contract Information (FCI) and Controlled Unclassified Information (CUI) within their unclassified networks. https://csrc.nist.gov/publications/detail/sp/800-171/rev-2/final

○ GDPR - The General Data Protection Regulation is one of the most wide-ranging pieces of legislation passed by the EU in recent memory. It was introduced to standardize data protection law across the single market and give people in a growing digital economy greater control over how their personal information is used. https://gdpr.eu/compliance/

○ Service Organization 2 (“SOC 2”) – This is an auditing procedure that focuses on a business’ non-financial reporting controls related to security, availability, processing, integrity, confidentiality, and privacy of a system; https://www.aicpa.org/

○ HITRUST CSF – This is a comprehensive security framework (“CSF”) developed by the Health Information Trust Alliance (“HITRUST”) in collaboration with healthcare, technology and information security leaders, to create access, store and exchange sensitive and/or regulated data; https://hitrustalliance.net/

● Secured Managed Services: Cybersecurity companies who may excel at pointing out vulnerabilities or configuration issues, we have experts with the capability to resolve fix them. Our team has extensive experience in remediating security issues in a holistic fashion, to quickly effect change at organization scale. We know our customers’ teams are busy enough as is, so we offload the burden of addressing the dozens or hundreds of remediation items that may come from a security review, penetration test, or incident response project. Our remediation services resolve vulnerabilities that may expose risk to, or have caused, unwanted conditions or outcomes. Examples of issues that Cerberus Sentinel remediate include writing new or more effective policies, rearchitecting computer networks to minimize attack surface, implementing high security password requirements and multi-factor authentication, applying missing security patches that expose an organization to security attack, or correcting misconfigurations that can lead to unauthorized access such as a user being granted overly broad permissions. Our remediation services provide customers with a mature methodology for the heavy lifting needed to ensure that implementing solutions to minimize security risk are done safely, efficiently, and correctly the first time.

● SOC Managed Services: We offer SOC-as-a-service, which is a subscription-based service that manages and monitors client’s’ logs, devices, clouds, network, and assets for possible cyber threats. This lets our service provide the clients with the knowledge and skills necessary to combat cybersecurity threats.

● vCISO Service: Corporations are in need of cybersecurity services but many do not have the capital resources or knowledge base to hire a Chief Information Security Officer (“CISO”). We offer this service to companies on an ongoing managed service basis as a resource to augment their management team. vCISO includes road mapping the future state for the client and providing our knowledgeable expertise to help them achieve their security needs.

Professional Services

Our advisory services include a wide array of tailored solutions for organizations of all sizes. Our in-depth and uniquely acquired industry expertise allows us to act as a trusted advisor of our clients to help them lower their risk profile, minimize cost impact to organizations and meet regulatory compliance demands. We specialize in:

● Incident Response and Forensics: This is where we focus on identification, investigation, and remediation of cyberattacks.

● Technical Assessments: We specialize in advanced cyber security assessments that highlight the skills and experience of our team’s top-tier talent. Our customers benefit from our routine identification of issues based on our emphasis on real-world manual testing techniques and custom exploit development to uncover new avenues of attack. We believe that our approach to penetration testing services strikes the perfect equilibrium between cost, time and results. Our team of highly skilled testers utilize the same tools and techniques a malicious cybercriminal would use to try to gain unauthorized access to highly-guarded corporate systems and data to evaluate technical controls and quantify business risks in a meaningful way. This level of analysis provides business leaders the knowledge required to not only understand the impact a successful attack might have on their business operations, but also can validate the effectiveness of existing security controls and justify additional security related investment.

Training: This targets the root cause for 75% of cyber breach events by starting with a culture of security-first forward thinking. Our security awareness training can prevent a catastrophic cyberattack before it even occurs by equipping users with the tools and techniques required to spot a potential cyberattack in the early stages.

● Other Cybersecurity Services:

○ Cybersecurity Road Mapping: Bringing the culture of cybersecurity to client’s leadership team and penetrating throughout the organization is a critical first step of building any successful cybersecurity system. Through our consulting service, we dive into both the cultural and technical aspects of cybersecurity within the organization, providing meaningful recommendations to improve cybersecurity posture immediately. We help our clients build effective policies and best practices, design or enhance a cybersecurity system and train the executive management team to foster a top-down culture of cybersecurity in order to facilitate diligent implementation of cybersecurity awareness.

○ Gap and Risk Assessment: Threat actors probe and exploit the weakest points in an organization, it doesn’t matter if a business has done 100 things right when one mistake can be catastrophic. Cerberus Sentinel combines decades of security expertise and in-depth knowledge of how cyberattackers operate to deliver a thorough security risk gap analysis that identifies real world threats and issues guidance for protection. We first familiarize ourselves with the customer’s environment, business model, operations, and business drivers to best determine a customer’s cybersecurity posture in an ever evolving threat landscape. We then use our advanced threat intelligence, data breach experience, and analytics to accurately assess the customers unique cybersecurity risk based on their “as is” state. We then operate with a holistic mindset, considering every link in the cybersecurity chain from people, processes, and technology, to determine their ideal “to be” state, aligned with their business goals, compliance requirements, and risk tolerance. Finally, we collaboratively devise and develop a strategic cybersecurity plan that takes into account critical priorities to effectively reduce cybersecurity risk by closing the gap between their “as is” and “to be” states. This comprehensive awareness of internal systems and policies provides our customers with a clear understanding of their overall risk as well as the strategies and tools they need to protect their most valuable assets: their data and brand reputation.

Significant Development During the Quarter

Acquisition of VelocIT

On June 30, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Catapult Acquisition Merger Sub, LLC (“Merger Sub”), Catapult Acquisition Corporation (“Catapult”), the shareholders of Catapult Acquisition Corporation (the “Catapult Shareholders”) and Darek Hahn, in his capacity as the shareholder representative (the “Shareholder Representative”). Pursuant to the Merger Agreement, Catapult agreed to merge with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger as a wholly-owned subsidiary of the Company. The Merger was to become effective as soon as practicable following completion of certain conditions to closing in the Merger Agreement (the “Effective Time”).

On July 26, 2021, the Company, Merger Sub, Catapult, the Catapult Shareholders and the Shareholder Representative entered into an Amended and Restated Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”) to provide, among other things, that Merger Sub would merge with and into Catapult, with Catapult surviving the Merger as a wholly-owned subsidiary of the Company. All issued and outstanding shares of common stock of Catapult immediately prior to the Effective Time were converted into the right to receive an aggregate of up to 2,566,778 shares of common stock, par value $0.00001, of the Company, subject to a holdback of 256,678 shares of Cerberus Stock. The Effective Time was August 12, 2021.

Catapult, which operates under the brand name of VelocIT, offers enterprise solutions through a suite of products and services to small and medium sized businesses. Such suite of products and services include IT leadership, vector alerts, active directory management, server management, email management, antivirus services, LAN services, wireless management, firewall management, virtualization management, WAN services, SAN services, endpoint back-up, endpoint encryption and business continuity support. VelocIT is based in Cranbury, New Jersey.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

Our financial results for the three months ended September 30, 2021 are summarized as follows in comparison to the three months ended September 30, 2020:

	Three Months Ended September 30,
	2021	2020	Variance
Revenue:
Security Managed Services	$3,099,753	$1,683,733	$1,416,020
Professional Services	645,255	325,865	319,390
Total revenue	3,745,008	2,009,598	1,735,410

Cost of revenue:
Security Managed Services	650,955	423,784	227,171
Professional Services	234,326	18,962	215,364
Cost of payroll	2,093,072	868,810	1,224,262
Total cost of revenue	2,978,353	1,311,556	1,666,797
Total gross profit	766,655	698,042	68,613
Operating expenses:
Professional fees	293,408	284,511	8,897
Advertising and marketing	254,026	30,488	223,538
Selling, general and administrative	2,085,720	1,020,765	1,064,955
Stock based compensation	1,251,635	392,661	858,974
Loss on write-off of account receivable	40,264	-	40,264
Total operating expenses	3,925,053	1,728,425	2,196,628

Loss from operations	(3,158,398)	(1,030,383)	(2,128,015)
Other income (expense):
Other income	169	751	(582)
Interest expense, net	(75,470)	(5,567)	(69,903)
PPP loan forgiveness	980,800	-	980,800
Total other income (expense)	905,499	(4,816)	899,935
Net loss	$(2,252,899)	$(1,035,199)	$(1,217,700)

Revenues

Security managed services revenues increased by $1,416,020, or 84%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, due to to revenues of $985,146 for VelocIT for the 3 months ended September 30, 2021. We did not recognize any revenue attributable to VelocIT during the 3 months ended September 30, 2020 because the acquisition consummated on August 12, 2021. The additional increase in revenues were a result of additional customers and usage increases within existing customers.

Professional services revenues increased by $319,390, or 98%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, due to revenues for Clear Skies and Alpine of $695,069 for the 3 months ended September 30, 2021. The acquisitions of Clear Skies and Alpine were consummated on August 1, 2020 and December 16, 2020, respectively. Revenues for Clear Skies was approximately $141,000 for the 3 months ended September 30, 2020.

Expenses

Cost of Revenues

Security managed services cost of revenues increased by $227,171, or 54%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, and was primarily the result of as a result of the VelocIT acquisition on August 12, 2020.

Profesional services cost of revenues increased by $215,364, or 1,136%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, due to cost of revenues for Clear Skies and Alpine. The acquisitions of Clear Skies and Alpine were consummated on August 1, 2020 and December 16, 2020, respectively.

Cost of payroll cost of revenues increased by $1,224,262, or 141%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, as a result of the cost of headcount for the VelocIT, Clear Skies, and Alpine acquisitions as well as an increase in employees resulting in an increase in salaries in other lines of business due to an increase in demand for our services.

Operating Expenses

Professional fees remained relatively consistent during the three months ended September 30, 2021 as compared to three months ended September 30, 2020.

Advertising and marketing expenses increased by $223,538, or 733%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, as a result of increased public relations and marketing prograams.

Selling, general and administrative expenses increased by $1,064,955, or 104%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily as a result of an increase in payroll due to the Company being able to recognize Alpine’s payroll as well as a portion of VelocIT’s payroll, which both were not recognizeable during the three months ended September 30, 2020, due to the acquisition dates of December 1, 2020 and August 12, 2021, respectively.

Stock based compensation expenses increased by $858,974, or 219%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, due to an increase in stock options awarded during the three months ended September 30, 2021.

Loss on write-off of accounts receivable remained relatively consistent during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Our financial results for the nine months ended September 30, 2021 are summarized as follows in comparison to the nine months ended September 30, 2020:

	Nine Months Ended September 30,
	2021	2020	Variance
Revenue:
Security Managed Services	$6,979,146	$3,612,489	$3,366,657
Professional Services	2,275,437	1,015,816	1,259,621
Total revenue	9,254,583	4,628,305	4,626,278

Cost of revenue:
Security Managed Services	1,326,788	726,614	600,174
Professional Services	350,388	82,992	267,396
Cost of payroll	5,052,684	2,135,691	2,916,993
Total cost of revenue	6,729,860	2,945,297	3,784,563
Total gross profit	2,524,723	1,683,008	841,715
Operating expenses:
Professional fees	695,023	685,821	9,202
Advertising and marketing	471,721	104,058	367,663
Selling, general and administrative	5,241,095	2,235,041	3,006,054
Stock based compensation	2,981,523	1,062,000	1,919,523
Loss on write-off of account receivable	55,528	15,000	40,528
Total operating expenses	9,444,890	4,101,920	5,342,970

Loss from operations	(6,920,167)	(2,418,912)	(4,501,255)
Other income (expense):
Other income	2,553	10,751	(8,218)
Interest expense, net	(209,806)	(12,285)	(197,521)
PPP loan forgiveness	980,800	-	980,800
Total other income (expense)	773,547	(1,534)	775,081
Net loss	$(6,146,620)	$(2,420,446)	$(3,726,174)

Revenues

Security managed services revenues increased by $3,366,657, or 93%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, due to the acquisitions of VelocIT and Technologyville consummated on August 12, 2021 and May 25, 2020, respectively. Approximately $2,400,000 was a result of these acquisitions. The balance is a result of increase in usage and various new client contracts that were entered into subsequent to September 30, 2020.

Professional services revenues increased by $1,259,621, or 124%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, due to the acquisitions of Clear Skies and Alpine consummated on August 1, 2020 and December 16, 2020, respectively.

Expenses

Cost of Revenues

Secuity managed services cost of revenues increased by $600,174, or 83%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, and was primarily due to the acquisitions of VelocIT and Technologyville consummated on August 12, 2021 and May 25, 2020, respectively.

Professional services cost of revenues increased by $267,396, or 322%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, due to the acquisitions of Clear Skies and Alpine consummated on August 1, 2020 and December 16, 2020, respectively.

Cost of payroll increased by $2,916,993, or 137%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, due to as a result of the cost of headcount for the VelocIT, Clear Skies, and Alpine acquisitions as well as an increase in employees resulting in an increase in salaries in other lines of business due to an increase in demand for our services.

Operating Expenses

Professional fees remained relatively consistent during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Advertising and marketing expenses increased by $367,663, or 353%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, as a result of additional spend on public relations.

Selling, general and administrative expenses increased by $3,006,054, or 135%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, as a result of primarily as a result of an increase in payroll due to the Company being able to recognize a full nine months of Clear Skies’ and Alpine’s payroll as well as a portion of VelocIT’s payroll, which were not recognizeable during the nine months ended September 30, 2020, due to the acquisition dates of August 1, 2020, December 1, 2020 and August 12, 2021, respectively.

Stock based compensation expenses increased by $1,919,523, or 181%, for the nine months ended September 30, 2021, as compred to the nine months ended September 30, 2020, as a result of an increase in stock options awarded during the nine months ended September 30, 2021.

Loss on write-off of accounts receivable remained relatively consistent during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Working Capital Surplus

Our working capital surplus as of September 30, 2021, in comparison to our working capital surplus as of December 31, 2020, is summarized as follows:

	As of
	September 30,	December 31,
	2021	2020
Current assets	$5,484,029	$6,346,008
Current liabilities	4,838,200	3,863,594
Working capital surplus	$645,829	$2,482,414

The decrease in current assets is primarily due to a decrease in cash and cash equivalents of $2,467,451, offset by an increase in accounts receivable of $1,261,999. The increase in current liabilities is primarily due to the increase in accounts payable and accrued expense, and the current portion of lease liabilities of $684,355 and $157,720, respectively.

Cash Flows

Our cash flows for the nine months ended September 30, 2021, in comparison to our cash flows for the nine months ended September 30, 2020, can be summarized as follows:

	Nine months ended September 30,
	2021	2020
Net cash used in operating activities	$(4,312,312)	$(1,157,976)
Net cash provided by investing activities	662,176	254,180
Net cash provided by financing activities	1,182,685	1,443,158
Increase (decrease) in cash	$(2,467,451)	$539,362

Operating Activities

Net cash used in operating activities was $4,313,312 for the nine months ended September 30, 2021 and was primarily due to cash used to fund a net loss of $7,124,149, adjusted for non-cash expenses in the aggregate of $2,631,683 and additional cash outlaid by changes in the levels of operating assets and liabilities, primarily as a result of an increase in accounts receivable and other current assets. Net cash used in operating activities was $1,157,976 for the nine months ended September 30, 2020 and was primarily due to cash used to fund a net loss of $2,420,446, adjusted for non-cash expenses in the aggregate of $1,170,094, partially offset by cash generated by changes in the levels of operating assets and liabilities, primarily as a result of an increase in accounts payable.

Investing Activities

Net cash provided by investing activities of $662,176 for the nine months ended September 30, 2021, was due to cash acquired in the VelocIT acquisition. Net cash provided by investing activities of $254,180 for the nine months ended September 30, 2020, was due to cash acquired in the Techville and Clear Skies Acquisitions.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $1,182,685, which was primarily due to cash received from the sale of the Company’s common stock of $3,250,000 and offset by the payment of loans of approximately $2,000,000. Net cash provided by financing activities for the nine months ended September 30, 2020 was $1,443,158 and was due to cash received from the sale of the Company’s common stock of $790,000 and proceeds from PPP loans of $709,600.

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At September 30, 2021, the Company had an accumulated deficit of approximately $11,013,000 and working capital surplus of approximately $646,000. For the nine months ended September 30, 2021, the Company had a loss from operations of approximately $6,920,000 and negative cash flows from operations of approximately $4,312,000. Although the Company is showing positive revenues and gross profit trends, the Company expects to incur further losses through the end of 2021.

To date the Company has been funding operations primarily through the sale of equity in private placements and revenues generated by the Company’s services. During the nine months ended June 30, 2021, the Company received $3,250,000 from private placements of the Company’s common stock.

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

The Company does not disclose the value of unsatisfied performance obligations for contracts with original expected duration of one year or less.

Disaggregation of Revenue

Revenue consists of the following by service offering for the nine months ended September 30, 2021:

	Security Managed Services	Professional Services	Total
Primary Sector Markets
Public	$3,179,047	$44,579	$3,223,626
Private	3,607,146	2,178,545	5,785,691
Not-for-Profit	192,953	52,313	245,266
	$6,979,146	$2,275,437	$9,254,583

Major Service Lines
Compliance	$3,336,795	$-	$3,336,795
Secured Managed Services	3,134,269	-	3,134,269
SOC Managed Services	352,535	-	352,535
vCISO	155,547	-	155,547
Technical Assessments	-	1,844,496	1,844,496
Forensics & I/R	-	265,567	265,567
Training	-	149,529	149,529
Other CyberSecurity Services	-	15,845	15,845
	$6,979,146	$2,275,437	$9,254,583

Revenue consists of the following by service offering for the nine months ended September 30, 2020:

	Security Managed Services	Professional Services	Total
Primary Sector Markets
Public	$2,498,371	$5,068	$2,503,439
Private	1,024,744	1,001,748	2,026,492
Not-for-Profit	89,374	9,000	98,374
	$3,612,489	$1,015,816	$4,628,305

Major Service Lines
Compliance	$2,519,958	$-	$2,519,958
Secured Managed Services	752,371	-	752,371
SOC Managed Services	301,760	-	301,760
vCISO	38,400	-	38,400
Technical Assessments	-	190,825	190,825
Forensics & I/R	-	554,069	554,069
Training	-	58,625	58,625
Other CyberSecurity Services	-	212,297	212,297
	$3,612,489	$1,015,816	$4,628,305

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

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements herein for the quarter ended September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2021, our additional finance and accounting staff that we hired in the first quarter of this year continued to positively impact our segregation of duties. In addition, during the nine months ended September 30, 2021, we established an audit committee.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2021, there were no sales of equity securities during the period covered by this report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of Cerberus Cyber Sentinel Corporation filed March 5, 2019	10-12G	3.1	10/2/2019
3.2	Certificate of Amendment of Certificate of Incorporation of Cerberus Cyber Sentinel Corporation filed April 17, 2019	10-12G	3.2	10/2/2019
3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant effective September 26, 2019	10-12G	3.3	10/2/2019
3.4	By-laws of the Registrant	10-12G	3.4	10/2/2019
4.1	Form of Common Stock Certificate of the Registrant	10-K	4.1	3/30/20
4.2	Description of Securities Registered under Section 12 of the Exchange Act	10-K	4.2	3/30/20
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer and Principal Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer and Principal Accounting Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
Date: November 12, 2021

By:	/s/ Deb Smith
Deb Smith
Chief Financial Officer
(Principal Financial Officer)
Date: November 12, 2021