Form 10-K
period 2021-12-31
CERBERUS CYBER SENTINEL CORP
filed 2022-04-15
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 001-41227

CERBERUS CYBER SENTINEL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	83-4210278
State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization	Identification No.)

6900 E. Camelback Road, Suite 240, Scottsdale, AZ 85251

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (480) 389-3444

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	CISO	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.00001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) was $165,667,445, computed by reference to the price at which the common stock was last sold ($8.14 per share).

The registrant had 136,719,649 shares of common stock outstanding as of April 15, 2022.

CERBERUS CYBER SENTINEL CORPORATION

2021 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

The information contained in this report should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. Certain statements made in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based upon beliefs of, and information currently available to, us as of the date hereof, as well as estimates and assumptions made by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ materially from those anticipated, believed, estimated, expected, intended, or planned.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Forward-looking statements made in this Annual Report on Form 10-K include statements about:

●	our ability to achieve and sustain profitability of our existing lines of business and through our wholly owned subsidiaries;
●	our ability to raise sufficient capital to continue to acquire cybersecurity companies;
●	our ability to attract and retain cybersecurity talent;
●	our ability to identify potential acquisition targets within predetermined parameters;
●	our ability to successfully execute acquisitions, integrate the acquired businesses, and create synergies as a global cybersecurity consolidator;
●	our ability to attract and retain key technology or management personnel and to expand our management team;
●	the accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing;
●	business interruptions resulting from geo-political actions, including war, terrorism, and disease outbreaks (such as COVID-19);
●	our ability to attract and retain clients; and
●	our ability to navigate through the increasingly complex cybersecurity regulatory environment.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2021, any of which may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks may cause our or our industry’s actual results, levels of activity, or performance to be materially different from any future results, levels of activity, or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Except as required by law, we undertake no obligation to update any forward-looking statements after the date of this report to conform these statements to actual results.

PART I

ITEM 1. BUSINESS

Unless otherwise indicated or the context requires otherwise, the terms “we,” “us,” “our,” and “our company” refer to Cerberus Cyber Sentinel Corporation, a Delaware corporation (“Cerberus”), and its wholly owned subsidiaries, including GenResults, LLC, an Arizona limited liability company (“GenResults”), TalaTek, LLC, a Virginia limited liability company (“TalaTek”), Technologyville, Inc., an Illinois corporation (“Techville”), Clear Skies Security, LLC, a Georgia limited liability company (“Clear Skies”), Alpine Security, LLC, an Illinois limited liability company (“Alpine”), Catapult Acquisition Corporation, a New Jersey corporation (“VelocIT”), Southford Equities, Inc., a British Virgin Islands company (“Arkavia”), True Digital Security, Inc., a Delaware corporation (“True Digital”), RED74 LLC, a New Jersey limited liability company (“RED74”), Atlantic Technology Systems, Inc., a New Jersey corporation (“ATS”), and Atlantic Technology Enterprises, Inc., a New Jersey corporation (“ATE” and together with ATS, “Atlantic”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Our Business

General

We are a cybersecurity and compliance company comprised of highly trained and seasoned security professionals who work with clients to enhance or create a better cyber posture in their organization. Cybersecurity, also known as computer security or information technology security, is the protection of computer systems and networks from information disclosure, theft of or damage to their hardware, software, or electronic data, as well as from the disruption or misdirection of the services they provide. The cybersecurity industry has a supply and demand issue wherein there is more demand for cybersecurity services than there are expert and seasoned compliance and cybersecurity professionals available in the market. We seek to identify, attract, and retain highly skilled cyber and compliance teams and bring them together to provide holistic cyber services. We accomplish this through acquisitions, direct hiring, and incentivizing employees with stock options to help retain them. On an ongoing basis, we seek to identify cyber talent that is culturally aligned and that offers operating leverage through both existing customer revenue and relationships. We have invested in enterprise solutions and executive talent to integrate our different organizations into an ecosystem that works together to provide complete and holistic cybersecurity through cross pollination of solutions. The ecosystem is intended to provide additional revenue opportunities and drive overall recurring revenue.

We emphasize to clients the critical nature of having their work force create a continuously aware security culture. Once engaged, we strive to become the trusted advisors for customers’ cybersecurity and compliance needs by providing tailored security solutions based upon their organizational needs. We do not focus on selling cybersecurity products; we are product-agnostic so that we can provide solutions that fit the customer’s security needs, financial realities, and future strategy. Our approach is to evaluate the client’s organization holistically, identify compliance requirements, and help secure the infrastructure while helping to create a culture of security.

We provide a full range of cybersecurity consulting and related services, encompassing all three pillars of compliance, cybersecurity, and culture. Our services include secured managed services, compliance services, security operations center (“SOC”) services, virtual Chief Information Security Officer (“vCISO”) services, incident response, certified forensics, technical assessments, and cybersecurity training. We believe that culture is the foundation of every successful cybersecurity and compliance program. To deliver that outcome, we developed our unique offering of MCCP+ (“Managed Compliance & Cybersecurity Provider + Culture”), which is the only holistic solution that provides all three of these pillars under one roof from a dedicated team of subject matter experts. In contrast to the majority of cybersecurity firms that are focused on a specific technology or service, we seek to differentiate ourselves by remaining technology agnostic, focusing on accumulating highly sought-after topic experts. We continually seek to identify and acquire cybersecurity talent to expand our service scope and geographical coverage to provide the best possible service for our clients. We believe that bringing together a world-class team of technological experts with multi-faceted expertise in the critical aspects of cybersecurity is key to providing technology agnostic solutions to our clients in a business environment that has suffered from a chronic lack of highly skilled professionals, thereby setting us apart from competitors and in-house security teams. Our goal is to create a culture of security and to help quantify, define, and capture a return on investment from information technology and cybersecurity spending. Our brand rallies around the battle cry: “Cybersecurity is a Culture, not a Product.”

Offering this set of cybersecurity services allows us to capture more revenue with greater efficiency, facilitating greater profitability and stronger customer retention. The benefit to our customers is that they receive an efficient engagement from a single provider that covers a wide range of their needs. This means their challenges are addressed more thoroughly and problems are resolved more rapidly when compared to working with multiple vendors. This leads to the best possible outcome, which enables our customers to commit to us for the long term.

We believe that our business model is differentiated from other companies in the industry in that our employees are not consultants; they are dedicated partners available on a recurring monthly contract. Due to the numerous challenges in hiring experienced cybersecurity and compliance professionals, assimilating our team of industry and subject matter experts into our clients’ teams is the ideal solution.

We are technology agnostic. Whereas, most cybersecurity firms are locked into working with a single technology, we seek to differentiate ourselves by remaining technology agnostic. This approach enables us to work with any business, no matter what systems or tools they use. For our customers, the benefit is equally valuable as they are able to choose the best tools and technology for their business needs without affecting their relationship with us.

We believe that building a world-class technology team with industry-specific and subject-matter expertise is the key to providing cutting-edge solutions to our clients. We will continue to identify and acquire cybersecurity talent to expand our scope of services and geographical footprint to fortify our capability to deliver excellence to our customers. Furthermore, our goal is to stay a step ahead of threat actors and regulatory obligations to keep our customers safe and compliant.

The Cybersecurity Challenge

As the world has become increasingly connected through the Internet and the Internet of Things (“IoT”), cyberattacks have prevailed and evolved, in different forms, causing uncontainable threats to the integrity and privacy of enterprise and personal data and resulted in significant economic losses globally. The McKinsey Global Institute has estimated that approximately 127 new IoT devices connect to the Internet every second. A report published by CyberSecurity Ventures stated that damages from global cybercrime is predicted to hit $10.5 trillion annually by 2025. Cybersecurity Ventures also expects that a business falls victim to a ransomware attack every 11 seconds in 2021, up from every 14 seconds in 2019. As a result, ransomware is one of the fastest growing types of cybercrime. Moreover, a Cybercrime Magazine survey reported that 68% of business leaders feel their cybersecurity risks are increasing. Gartner Inc. has also predicted that worldwide global cybersecurity spending will exceed $1.75 trillion cumulatively from the fiscal years 2021 to 2025. Gartner reported that in 2021 there would be 3,500,000 million job openings unfilled in the cybersecurity field and forecasted that by 2023, this figure could be as high as 12.0 million.

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

Security Managed Services

Our security managed services deliver an end-to-end solution to cybersecurity and compliance needs based on the Cerberus Sentinel Process. We begin with a gap analysis of our customer’s existing cybersecurity and compliance practices. Next, we perform penetration testing, vulnerability scanning, and a best practices assessment. This culminates with a deliverable report outlining failures and risks and includes a remediation roadmap organized based on highest-value opportunities and critical necessities. This prioritized approach utilizes the maxi-min strategy to optimize our customers’ budgets, which we believe is something that comes from decades of experiential wisdom. Using this roadmap, our team performs remediation and change implementation throughout the customer’s business. This is followed by our culture program, which delivers cybersecurity and compliance awareness training, risk reporting, and periodic knowledge verification. We cover every area of our customer’s business and engage with every member of their team. This is our end-to-end holistic approach that leaves no stone unturned to ensure our customers are truly safe, secure, and compliant.

We offer multiple services in the security managed services portfolio, including the following:

●	Compliance: Our compliance practice ensures the customers are implementing the right controls, properly prioritizing risks, and investing in the appropriate remediation, so our customers can achieve compliance, adhere to industry standards and guidelines, and manage continuous monitoring over time. We provide the combination of integrated processes and systems, experienced staff, and innovative technology to help our customers meet those goals. Our seasoned experts possess the stringent industry certifications and accreditations that prove they understand security compliance regulations, frameworks, and controls. Our deep knowledge of these rigorous and unique requirements means we can offer a thorough, timely assessment that will identify residual risk within the customer’s information system. We then propose mitigation strategies to manage the customer’s risk effectively. As an authorized Federal Risk and Authorization Management Program (“FedRAMP”) vendor, we bring an insider’s perspective to the process in the following standards:

○	FedRAMP – provides standardization to cloud security for Cloud Service Providers.
○	FISMA 2014 – codifies the Department of Homeland Security’s role in administering the implementation of information security policies for federal Executive Branch civilian agencies, overseeing agencies’ compliance with those policies, and assisting the U.S. Office of Management and Budget in developing those policies.
○	ISO 17021 and ISO 27001 - international standard providing certification bodies with a set of requirements that will enable them to ensure that their management system certification process is carried out in a competent, consistent, and impartial manner.
○	Health Insurance Portability and Accountability Act (“HIPAA”) and Technology for Economic and Clinical Health Act of 2009 – laws regulated by the Department of Health and Human Services to secure the privacy and confidentiality of protected health information.
○	PCI – a standard administered by the Payment Card Industry Security Standards Council.
○	Cybersecurity Framework - a set of cybersecurity activities, desired outcomes, and applicable informative references common across critical infrastructure sectors.
○	The National Institute of Standards and Technology (“NIST”) – formally known as a National Bureau of Standards, NIST is a federal agency that promotes and maintains measurement standards while encouraging and assisting industry and science to develop and use these standards.
○	Cybersecurity Maturity Model Certification - intended to serve as a verification mechanism to ensure that defense industrial base companies implement appropriate cybersecurity practices and processes to protect federal contract information and controlled unclassified information within their unclassified networks.
○	General Data Protection Regulation – intended to standardize data protection law across the single market and give people in a growing digital economy greater control over how their personal information is used.
○	Service Organization 2 – an auditing procedure that focuses on a business’ non- financial reporting controls related to security, availability, processing, integrity, confidentiality, and privacy of a system.
○	Health Information Trust Alliance comprehensive security framework - developed in collaboration with healthcare, technology, and information security leaders to create, access, store, and exchange sensitive and/or regulated data.

●	Secured Managed Services: Cybersecurity companies should excel at pointing out vulnerabilities or configuration issues in an organization’s network. We believe that we have experts with the capability to identify these issues and fix them. Our team has extensive experience in remediating security issues in a holistic fashion to quickly effect change at organization scale. We know our customers’ teams are busy enough as is, so we offload the burden of addressing the dozens or hundreds of remediation items that may come from a security review, penetration test, or incident response project. Our remediation services resolve vulnerabilities that may expose risk to, or have caused, unwanted conditions or outcomes. Examples of issues that we remediate include writing new or more effective policies, rearchitecting computer networks to minimize attack surface, implementing high security password requirements and multi-factor authentication, applying missing security patches that expose an organization to security attack, or correcting misconfigurations that can lead to unauthorized access such as a user being granted overly broad permissions. Our remediation services provide customers with a mature methodology for the heavy lifting needed to ensure that implementing solutions to minimize security risk are done safely, efficiently, and correctly the first time.

●	SOC Managed Services: We offer SOC-as-a-service, which is a subscription-based service that manages and monitors client’s’ logs, devices, clouds, network, and assets for possible cyber threats. 18on service is designed to provide our clients with the knowledge and skills necessary to combat cybersecurity threats.

●	vCISO Service: Corporations are in need of cybersecurity services, but many do not have the capital resources or knowledge base to hire a Chief Information Security Officer. We offer this service to companies on an ongoing managed service basis as a resource to augment their management team. vCISO services include road mapping the future state for the client and providing our knowledgeable expertise to help them achieve their security needs.

Professional Services

Our advisory services include a wide array of tailored solutions for organizations of all sizes. Our in-depth and uniquely acquired industry expertise allows us to act as a trusted advisor of our clients to help them lower their risk profile, minimize cost impact, and meet regulatory compliance demands. We specialize in:

●	Incident Response and Forensics: We focus on identification, investigation, and remediation of cyberattacks.

●	Technical Assessments: We specialize in advanced cybersecurity assessments that highlight the skills and experience of our team’s top-tier talent. Our customers love us because we routinely identify issues that no one else does due to our emphasis on real-world manual testing techniques and custom exploit development to uncover new avenues of attack. Our approach to penetration testing services strikes the perfect equilibrium between cost, time, and results. The team of highly skilled testers utilize the same tools and techniques a malicious cybercriminal would use to try to gain unauthorized access to highly guarded corporate systems and data to evaluate technical controls and quantify business risks in a meaningful way. This level of analysis provides business leaders the knowledge required to not only understand the impact a successful attack might have on their business operations, but also can validate the effectiveness of existing security controls and justify additional security related investment.

●	Training: This targets the root cause for 75% of cyber breach events by starting with a culture of security-first forward thinking. Our security awareness training can prevent a catastrophic cyberattack before it even occurs by equipping users with the tools and techniques required to spot a potential cyberattack in the early stages.

●	Other Cybersecurity Services:

○	Cybersecurity Road Mapping: Bringing the culture of cybersecurity to a client’s leadership team and penetrating throughout the organization is a critical first step of building any successful cybersecurity system. Through our consulting service, we dive into both the cultural and technical aspects of cybersecurity within the organization, providing meaningful recommendations to improve cybersecurity posture immediately. We help our clients build effective policies and best practices, design or enhance a cybersecurity system, and train the executive management team to foster a top-down culture of cybersecurity in order to facilitate diligent implementation of cybersecurity awareness.
○	Gap and Risk Assessment: Threat actors probe and exploit the weakest points in an organization. It does not matter if a business has done 100 things right when one mistake can be catastrophic. We combine decades of security expertise and in-depth knowledge of how cyberattackers operate to deliver a thorough security risk gap analysis that identifies real world threats and issues guidance for protection. We first familiarize ourselves with the customer’s environment, business model, operations, and business drivers to best determine a customer’s cybersecurity posture in an ever evolving threat landscape. We then use our advanced threat intelligence, data breach experience, and analytics to accurately assess the customers unique cybersecurity risk based on their “as is” state. We then operate with a holistic mindset, considering every link in the cybersecurity chain from people, processes, and technology, to determine their ideal “to be” state, aligned with their business goals, compliance requirements, and risk tolerance. Finally, we collaboratively devise and develop a strategic cybersecurity plan that takes into account critical priorities to effectively reduce cybersecurity risk by closing the gap between their “as is” and “to be” states. This comprehensive awareness of internal systems and policies provides our customers with a clear understanding of their overall risk as well as the strategies and tools they need to protect their most valuable assets: their data and brand reputation.

Growth Strategy

Cybersecurity service and consulting firms operate on various forms of business models. We do not focus on selling products; we promote a cybersecurity culture. Our growth strategy focuses on external acquisition and internal scalability to drive that culture within our customers’ organizations. Therefore, our revenue streams mainly come from security managed service and professional service fees. As the cybersecurity market grows over the years, we continue to see an increasing number of players entering the market with different sets of qualifications. However, organizations facing cybersecurity issues also usually lack the expertise to identify the right service provider or do not have the capital resources to hire a qualified CISO. We believe that this is where our growth opportunity lies since the lack of expertise leads to information asymmetry, which causes additional noise in the cybersecurity marketplace and exposes organizations to greater risks if found issues are not mitigated with the right group of experts. Furthermore, the industry is in need of highly qualified technology professionals in the cybersecurity field. A limited pool of talent results in increasing compensation and cost to retain such talent, which in turn compromises companies’ bottom line profitability and then increases the need to work externally with a partner such as our company. According to a Cybersecurity Jobs Report released in 2017 by Herjavec Group, total unfilled cybersecurity positions will be approximately 3.5 million by 2021. We intend to capitalize on this gap as our growth opportunity.

Our external acquisition strategy targets engineer-owned cybersecurity firms in the top U.S. and international markets with existing revenue in the range of $2 million to $25 million and profit margin of at least 15% to 25%, although there could be opportunities beyond the larger end of this range. We expect each acquisition to be strategic and accretive, and we expect to obtain direct access to a pool of ready-to-deploy and seasoned cybersecurity talent and enhanced access to a larger client base geographically.

Our internal scalability strategy will focus on exploring and materializing synergies with the acquired targets. With strategic acquisitions, on the topline, we expect to provide a broadened service offering, which translates into more diverse revenue streams and a larger client base. We also anticipate that we will be able to broaden our geographical sales coverage and reduce client acquisition costs. We also intend to synergize best practices across the platform, which will enhance client experience and client loyalty. On the bottom line, we plan to centralize general and administrative support functions in one location, which will significantly improve net margin for all the service lines. This will allow our management to focus on sales initiatives and achieve internal operations scalability in a relatively short period of time. We estimate that with a typical acquisition, we will realize annual savings on centralized operations, generate additional revenue from upselling to existing clients, and add revenue from new clients. In the long term, we expect to become a pure-play cybersecurity consolidator in the United States.

Our Corporate and Acquisition History

We were formed on March 5, 2019 as a Delaware corporation. Our principal offices are located at 6900 East Camelback Road, Suite 240, Scottsdale, Arizona 85251.

On April 1, 2019, we acquired GenResults. GenResults was established on June 22, 2015. Prior to our acquisition of GenResults, GenResults was wholly owned by an entity affiliated with David G. Jemmett, our Chief Executive Officer and a director of our company. Due to the companies being under common control, we accounted for the acquisition as a reorganization.

On April 12, 2019, we consummated a transaction whereby VCAB Six Corporation, a Texas corporation, (“VCAB”) merged with and into us (the “VCAB Merger”). At the time of the VCAB Merger, VCAB was subject to a bankruptcy proceeding and had minimal assets, no equity owners, and no liabilities, except for approximately 1,500 holders of Class 5 Allowed General Unsecured Claims and a holder of allowed administrative expenses (collectively the “Claim Holders”). Pursuant to the terms of the VCAB Merger, and in accordance with the bankruptcy plan, we issued an aggregate of 2,000,000 shares of our common stock (the “Plan Shares”) to the Claim Holders as full settlement and satisfaction of their respective claims. As provided in the bankruptcy plan, the Plan Shares were issued pursuant to Section 1145 of the United States Bankruptcy Code. As a result of the VCAB Merger, the separate corporate existence of VCAB was terminated. We entered into the VCAB Merger to increase our stockholder base to, among other things, assist us in satisfying the listing standards of a national securities exchange.

On October 1, 2019, we entered into an agreement and plan of merger with TalaTek (the “TalaTek Merger”) pursuant to which TalaTek became our wholly owned subsidiary. Under the TalaTek Merger, all issued and outstanding units representing membership interests in TalaTek were converted into an aggregate of 6,200,000 shares of our common stock.

On October 2, 2019, we filed a registration statement on Form 10-12G with the SEC to effect registration of our common stock, par value $0.00001 per share, under the Exchange Act. The registration statement became effective on December 1, 2019.

On May 25, 2020, we entered into a stock purchase agreement with Techville and its sole shareholder, pursuant to which we acquired all of the issued and outstanding common stock of Techville (the “Techville Acquisition”). Under the terms of the Techville Acquisition, all issued and outstanding common stock of Techville was exchanged for an aggregate of 3,392,271 shares of our common stock.

On August 1, 2020, we entered into a stock purchase agreement with Clear Skies and its equity holders, pursuant to which we acquired all of the issued and outstanding equity securities of Clear Skies (the “Clear Skies Acquisition”). Under the terms of the Clear Skies Acquisition, all issued and outstanding equity securities in Clear Skies were exchanged for an aggregate of 2,330,000 shares of our common stock.

On December 16, 2020, we entered into an agreement and plan of merger with Alpine and its sole member, pursuant to which Alpine became our wholly owned subsidiary (the “Alpine Acquisition”). Under the terms of the Alpine Acquisition, all issued and outstanding membership units in Alpine were exchanged for an aggregate of 900,000 shares of our common stock.

On July 26, 2021, we entered into an agreement and plan of merger with VelocIT, pursuant to which VelocIT became our wholly owned subsidiary of our company. All issued and outstanding shares of common stock of VelocIT were converted into the right to receive an aggregate of up to 2,566,778 shares of common stock, subject to a holdback of 256,678 shares of our common stock. In addition, the Company issued replacement options to various VelocIT employees to purchase an aggregate of 1,542,251 shares of the Company’s common stock. The transaction closed on August 12, 2021.

On October 1, 2021, we entered into a stock purchase agreement with ATS, ATE, James Montagne as the sole shareholder of ATS, and James Montagne and Miriam Montagne, as the sole shareholders of ATE (the “Shareholders”). Pursuant to the agreement, we purchased from the Shareholders all of the outstanding shares of ATE and ATS. The aggregate purchase price for the shares was 200,000 shares of our common stock and $75,000 in cash. Furthermore, the Shareholders shall receive an additional 100,000 shares of our common stock based upon Atlantic achieving certain revenue and earnings thresholds and an additional $150,000 in cash upon our listing to a national exchange. As of the date of this filing, this has not been paid.

On October 8, 2021, we entered into a merger agreement with RED74 and Ticato Holdings, Inc., a New Jersey corporation (“Ticato”), and Tim Coleman, as sole shareholder of Ticato. Tim Coleman and Ticato were the sole shareholders of RED74. Pursuant to the agreement, the merger became effective at such time as a certificate of merger was accepted by the Secretary of State of New Jersey, or November 9, 2021 (the “Effective Time”). All shares of RED74 issued and outstanding immediately prior to the Effective Time were converted into the right to receive an aggregate of 340,000 shares of our common stock and $50,000 in cash, subject to a 10% holdback. In the event that no claim is made by any Cerberus Indemnitee (as defined in the merger agreement) within one year from the closing, then we shall pay the entire amount of the 10% holdback to Tim Coleman.

On December 1, 2021, we entered into a stock purchase agreement with Arkavia and all of the owners of Arkavia, pursuant to which we acquired all of the issued and outstanding equity securities of Arkavia (the “Arkavia Acquisition”). Under the terms of the Arkavia Acquisition, all of the issued and outstanding equity securities of Arkavia were exchanged for an aggregate of 2,914,000 shares of our common stock.

On January 5, 2022, we entered into a stock purchase agreement (the “True Digital Stock Purchase Agreement”) with certain stockholders of True Digital and an agreement and plan of merger (the “True Digital Merger Agreement”) with True Digital and certain of its other stockholders. On January 19, 2022, the transactions contemplated by the True Digital Stock Purchase Agreement and the True Digital Merger Agreement were consummated, with True Digital becoming a wholly owned subsidiary of our company. In connection with consummation of the transactions, we paid aggregate consideration of $6,153,000 in cash and 8,229,000 shares of our common stock.

Customers

Our recent acquisitions have resulted an expansion of our customer base and increased usage within existing customers. One of our customers accounted for an aggregate of 20.4% of our revenue for the year ended December 31, 2021, while two of our customers accounted for an aggregate of 59.0% of our revenue for the year ended December 31, 2020.

Competition

The cybersecurity market is highly fragmented. In the top quartile, the market is dominated by several major global players, including IBM Corporation, Cisco Systems, AVG Technologies, Broadcom, and Dell. The rest of the market is highly competitive without dominant players. According to MarketsandMarkets.com, North America is expected to continue its hold as the largest market size in the cybersecurity market through the year 2023. A recent report from Statista forecasted the cybersecurity market to grow to $345.4 billion by 2026. An increasing awareness of cyber threats has led to a rising investment in cybersecurity infrastructure worldwide.

We face direct competition from all small-to-medium-sized cybersecurity service providers nationwide given the broad service scope we currently provide. Many competitors provide cloud-based services, which means our competition is not restricted by regions. It is critical for our executive management team to identify and attract strategic acquisition targets in order to strengthen our competitive advantage as a cybersecurity consolidator, which we believe brings higher service quality, more diverse service scope, and broader geographical coverage at a lower cost.

Intellectual Property

We intend to take appropriate steps to protect our intellectual property. We have registered the trademark “Cybersecurity is a culture, not a product,” which has been approved with a registration date of October 29, 2019.

Government Regulation

We are not aware of any specific regulations that govern cybersecurity firms or the areas in which we operate. While there are a few federal cybersecurity regulations, they govern industries that we serve and exist to focus on specific industries.

Three of the main cybersecurity regulations are HIPAA, the 1999 Gramm-Leach-Bliley Act, and the 2002 Homeland Security Act, which included the Federal Information Security Management Act (“FISMA”). The three regulations mandate that healthcare organizations, financial institutions, and federal agencies should protect their systems and information. FISMA, which applies to every government agency, requires the development and implementation of mandatory policies, principles, standards, and guidelines on information security. However, the regulations do not address numerous computer related industries, such as Internet Service Providers and software companies. Furthermore, the regulations do not specify what cybersecurity measures must be implemented and require only a “reasonable” level of security.

In addition, the National Cybersecurity Division is another regulatory body that is a division of the Office of Cybersecurity & Communications within the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency.

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the outbreak of the novel strain of coronavirus, specifically identified as COVID-19, as a global pandemic. This has resulted in governments enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods, and social distancing, have caused material disruption to business, resulting in a global economic slowdown. Equity markets have experienced significant volatility and weakness and the governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions.

The current challenging economic climate may lead to adverse changes in cash flows, working capital levels, and/or debt balances, which may also have a direct impact on our operating results and financial position in the future. The ultimate duration and magnitude of the impact and the efficacy of government interventions on the economy and the financial effect on our company is not known at this time. The extent of such impact will depend on future developments, which are highly uncertain and not in our control, including new information which may emerge concerning the spread and severity of COVID-19, or any of its variants, and actions taken to address its impact, among others. The repercussions of this health crisis could have a material adverse effect on our business, financial condition, liquidity, and operating results.

In response to COVID-19, we have implemented working practices to address potential impacts to our operations, employees, and customers, and will take further measures in the future if and as required. At present, we do not believe there has been any appreciable impact on our company specifically associated with COVID-19.

Human Capital Management

We believe that our future success will depend, in part, on our continued ability to attract, hire, and retain qualified personnel. In particular, we depend on the skills, experience, and performance of our senior management and engineering and technical personnel. We compete for qualified personnel with other cyber security companies and industry experts.

We provide competitive compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by country/region and employment classification) include incentive compensation plan, pension, healthcare and insurance benefits, paid time off, family leave, and on-site services, among others. We also use targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly for our key employees.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health and safety of our employees. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

Environmental, Social, and Governance Efforts

Environmental Commitment

We are committed to protecting the environment and attempt to mitigate any negative impact of our operations. We monitor resource use, improve efficiency, and at the same time reduce our emissions and waste.

Social Responsibility

We are a trusted cybersecurity expert providing safe, efficient, and sustainable services to our existing and new communities. Our success is the direct result of the dedication and strength of our team and promotes equity, diversity, integrity, inclusion, reliability and accountability. We believe that a combination of diverse team members and an inclusive culture contributes to our success. Each member is a valued part of our team bringing a diverse perspective to help grow business and achieve our goals. Our tradition of serving employees, customers, and investors is at the core of our culture. For third-party vendor selection and oversight, we have standard operating procedures that apply to employees and subcontractors who, on our behalf, oversee and conduct technical protocols.

Employees

As of December 31, we had 186 employees, of which 184 are full-time. In addition, we utilize independent contractors for projects of short duration or where specialized knowledge or experience is needed for a complex project. We are not dependent on any independent contractor, and we believe adequate replacements would be available in the event any such independent contractor becomes unavailable to us. We believe our relations with our employees is good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our proxy and information statements and all amendments to those reports will be available free of charge through our website at www.cerberussentinel.com as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file, with or furnish to, the SEC.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as the term is used in The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and therefore, we may take advantage of certain exemptions from various public company reporting requirements, including:

●	a requirement to only have two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis;

●	exemption from the auditor attestation requirement on the effectiveness of our internal controls over financial reporting;

●	reduced disclosure obligations regarding executive compensation; and

●	exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments.

We may take advantage of these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, have more than $700.0 million in market value of our capital stock held by non-affiliates or issue more than $1.07 billion of non-convertible debt over a three-year period. So long as we remain an emerging growth company, we may choose to take advantage of some, but not all, of the available benefits of the JOBS Act. We have taken advantage of some of the reduced reporting requirements in our filings. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock. In addition, the JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. Readers of this Annual Report on Form 10-K should carefully consider the following risks and uncertainties in addition to other information in this Annual Report on Form 10-K in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. An investor in our common stock could lose all or part of their investment due to any of these risks.

Risks Related to Our Business and Industry

We will need to raise capital in order to realize our business plan and growth strategy, the failure of which could adversely impact our operations.

Our growth strategy is based upon increasing the number of our clients and our consolidated revenue by making successful acquisitions and integrating businesses that provide comparable or complementary cyber security services. As of December 31, 2021, our business was not profitable. Without adequate funding, a significant increase in revenue, and continued successful integration of our acquired targets, we may not be able to achieve profitability in the existing lines of business and attract further capital. As of April 13, 2022, we had available cash resources of approximately $4,500,000.

We expect to continue to finance our operations with available net operating cash flows and will need to raise additional capital in the future by issuing equity or other forms of securities, which could significantly reduce the percentage ownership of our existing stockholders and substantially dilute the equity of purchasers of our common stock in this offering. Furthermore, any newly issued securities could have rights, preferences, and privileges senior to those of our existing common stock and may have a dilutive impact on the ownership interest of existing stockholders.

We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders. In addition, any adverse conditions in the credit and equity markets may adversely affect our ability to raise funds when needed. Any failure to achieve adequate funding will delay our acquisition efforts and could lead to abandonment of one or more of our acquisition initiatives, as well as prevent us from responding to competitive pressures or take advantage of unanticipated acquisition opportunities. Any additional equity financing will likely be dilutive to stockholders, and certain types of equity financing, if available, may involve restrictive covenants or other provisions that would limit how we conduct our business or finance our operations.

We incurred significant operating losses during the years ended December 31, 2021 and December 31, 2020, and we have limited cash flow. Unless we increase revenue and cash flow or raise additional capital, we may be unable to take advantage of any acquisition opportunities that arise or expand our business, all of which could adversely impact us.

We are unable to predict if and when we will be able to generate significant positive cash flow or achieve profitability. Our plan regarding these matters is to strengthen our revenue and continue improving operational efficiencies across the business. There can be no assurances that we will be successful in increasing revenue, improving operational efficiencies or that financing will be available or, if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenue to cover expenses and cannot obtain additional financing, we may need to cut back or curtail our expansion plans.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As our acquisition strategies develop, we must carefully integrate managerial, operational, sales, marketing, financial, and other personnel in the expanded organization and manage costs. Future growth will impose significant added responsibilities on members of management, including the following:

●	identifying, integrating, managing, and motivating qualified employees, particularly strong sales force and cybersecurity talent;
●	executing post-acquisition integration effectively, and managing integration costs; and
●	improving our operational, financial, and management controls, reporting systems, and procedures.

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

Our success depends substantially on the efforts and abilities of our senior management and executive officers. We currently do not maintain key man insurance for any of our senior management or key personnel. The competition for qualified management and key personnel is intense. The loss of services of one or more of our key employees, or the inability to hire, train, and retain key personnel, especially executive managers with cybersecurity industry knowledge, could delay the execution of new acquisitions and launch of new service programs, disrupt our business, and interfere with our ability to execute our business plan.

We operate in an industry that is experiencing a shortage of qualified compliance and cybersecurity professionals. If we are unable to recruit and retain key management and technical and sales personnel, our business would be negatively affected.

To execute our growth strategy, we must continue to attract and retain highly skilled compliance and cybersecurity experts. Competition for these employees is intense, especially for compliance experts and cybersecurity professionals, as there is a global shortage of these professionals who can provide the technical and strategic skills required for us to deliver high levels of services to our clients and potential clients. We may not be successful in attracting and retaining qualified employees. We have from time-to-time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for these highly skilled employees have greater resources than we have. In addition, in making employment decisions, particularly in the high- technology industry, job candidates often consider the value of the stock options, restricted stock grants, or other stock-based compensation they are to receive in connection with their employment. Declines in the value of our stock could adversely affect our ability to attract or retain key employees and result in increased employee compensation expenses. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We depend on independent contractors to provide certain services that we do not have the expertise on internally. Any compromise in the service quality may delay our business processes and cause economic loss.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors, and consultants to provide certain services. There can be no assurance that the services of these independent organizations, advisors, and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, some of our business activities may be delayed or terminated, and we may not be able to mitigate negative impacts or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, if at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further expand and, accordingly, may not achieve our business goals.

We have recently acquired multiple businesses. Our growth strategy is driven by successful acquisitions and integration of additional businesses that provide comparable or complementary services. Our ability to grow is limited if we fail to identify and consummate acquisitions.

We have completed the acquisition of certain complementary businesses, and we intend to consider additional potential strategic transactions, which could involve acquisitions of businesses or assets, joint ventures, or investments in businesses or technologies that expand, complement, or otherwise relate to our business. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties. Should our relationships fail to materialize into significant agreements, or should we fail to work efficiently with these companies, we may lose sales and marketing opportunities and our business, results of operations, and financial condition could be adversely affected.

Any business acquisition creates risks such as, among others: (i) the need to integrate and manage the businesses acquired with our own business; (ii) additional demands on our resources, systems, procedures, and controls; (iii) disruption of our ongoing business; and (iv) diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (a) substantial investment of funds or financings by issuance of debt or equity securities; (b) substantial investment with respect to technology transfers and operational integration; and (c) the acquisition or disposition of lines of businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of our existing stockholders or result in the issuance of, or assumption of debt. Such acquisitions, investments, joint ventures, or other business collaborations may involve significant commitments of financial and other resources. Any such activities may not be successful in generating revenue, income, or other returns, and any resources we committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access the capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability to take advantage of growth opportunities or address risks associated with acquisitions or investments in businesses may negatively affect our operating results.

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

We intend to grow our client base significantly through acquisitions of other service providers. If we fail to retain existing clients and attract new clients through acquisitions, we may never achieve profitability.

Through acquisition of other service providers, we will inherit an increasingly larger client base, which creates cross-selling and up-selling opportunities. We need high-quality service and exemplary client management to retain and grow our client base. We also plan to launch sales and marketing efforts, including trade show appearances, sales demos, and advertising campaigns in various forms to promote our brand name. If our marketing efforts do not materialize, we may lose existing clients or fail to obtain new clients. Our inability to grow sales as we expand in operations may result in continuing losses, and we may not be profitable for an extended period of time. In addition, even if we are able to make future acquisitions, we will incur additional costs to consummate them, which may result in a shortage in our capital resources. We may also incur difficulties in integrating new businesses with our current operations.

Our business strategy may impose limitations in our ability to accurately forecast future revenue and operating results.

Our operating results are dependent on a variety of factors, including purchasing patterns of our clients, competitive pricing, debt servicing, and general economic trends. Our revenue and operating results may fluctuate if our sales targets are not met, new service offerings receive poor client response, or client acquisition costs increase due to competition. In addition to these factors, our acquisition strategy may impose additional risks to the predictability of our operating results. Revenue streams may be volatile due to the uncertainty in identifying attractive acquisition candidates and our ability to consummate new acquisitions. Unexpected expenses may be incurred during due diligence and post-acquisition. Management intends to manage risk carefully with the acquisitions; however, there can be no assurance that we will be able to identity and consummate acquisitions that improve our results of operations.

Our future results may be affected by various legal and regulatory proceedings and legal compliance risks, including those involving intellectual property, governmental regulations, the U.S. Foreign Corrupt Practices Act, and other anti-bribery, anti-corruption, or other matters.

We may be subject to various legal and regulatory proceedings, and are subject to certain legal compliance risks in the areas of intellectual property, governmental regulation, U.S. Foreign Corrupt Practices Act, and related anti-bribery and anti-corruption regulations. The outcome of any such legal proceedings may differ from our expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead us to change current estimates of liabilities and related insurance requirements where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments, or changes in applicable law. A future adverse ruling, settlement, or unfavorable development could result in future charges that could have a material adverse effect on our results of operations or cash flows in any particular period.

Any future COVID-19 pandemic scenarios may adversely affect our operations and financial condition.

We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. Economic and health conditions in the United States and across most of the globe continue to change rapidly. The COVID-19 outbreak may disrupt our operations through its impact on our employees, our clients, and the industries in which they conduct business.

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders, and similar government orders and restrictions for their residents to control the spread of COVID-19.

While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets and a recession or market correction that could materially affect our business, including the ability of our clients to continue to engage us, and the value of our common stock.

The COVID-19 outbreak may disrupt our operations through its impact on our employees, our clients, and the industries in which our clients operate. Disruptions to our clients may impair their ability to fulfill their obligations to us.

We are continuously monitoring our own operations and intend to take appropriate actions to mitigate the risks arising from the COVID-19 pandemic, but there can be no assurances that we will be successful in doing so. The ultimate extent of the effects of the COVID-19 pandemic on us is highly uncertain and will depend on future developments, which cannot be predicted.

Breaches of network or information technology security could have an adverse effect on our business.

Cyber-attacks or other breaches of network or IT security may cause equipment failures or disrupt the systems and operations of us and our clients. The potential liabilities associated with these events could exceed the insurance coverage we or our clients maintain, if any. An inability to operate as a result of such events, even for a limited period of time, may result in significant expenses or loss of market share to other competitors in the market we serve. In addition, a failure to protect our, or our client’s, enterprises, networks, privacy of customer, and employee confidential data against breaches of network or IT security could result in damage to our reputation. To date, we have not been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, resulted in a material adverse effect on our business, operating results, or financial condition.

Security threats to our own IT infrastructure may affect our clients indirectly. A party who is able to compromise the security measures on our networks or the security of our infrastructure could misappropriate our proprietary information or the personal information of our clients, cause interruptions or malfunctions in our operations or our clients’ operations, or damage our computers or systems and those of our clients. As security is a primary competitive factor in our industry, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant resources to protect against such threats or to alleviate problems caused by breaches in security. As techniques used to breach security change frequently, and are generally not recognized until launched against a target, we may not be able to implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. If we are unable to protect sensitive information, our clients or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures. Any breaches that may occur could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, harm to our reputation, and increases in our security costs, which may not be fully insured or indemnified by other means. Additionally, breaches of our, or our clients’, systems could similarly result in a loss of confidence in our services or damage to our brand and reputation. Occurrence of any of these events could have a material adverse effect on our business, financial condition, operating results, or prospects.

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

We provide services in circumstances where insurance or indemnification may be not available to us. Our existing insurance coverages may not be sufficient or additional insurance may not be available to protect us against operational risks and other uncertainties that we face. Liabilities or claims arising from our services in excess of any indemnity or insurance coverage (or for which indemnity or insurance coverage is not available or is not obtained) could harm our financial condition, cash flows, and operating results. Any claim, even if fully covered or insured, could negatively affect our reputation in the marketplace and make it more difficult for us to compete effectively. The defense of such claims may be costly and time-consuming and could divert the attention of management.

We indemnify our officers and directors against liability to us and our security holders, and such indemnification could increase our operating costs.

Our certificate of incorporation and bylaws allow us to indemnify our officers and directors against claims associated with carrying out the duties of their offices. Our bylaws also allow us to reimburse them for the costs of certain legal defenses. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our officers, directors, or control persons, the SEC has advised that such indemnification is against public policy and is therefore unenforceable.

Our industry is highly competitive, and there is no assurance that we will compete successfully.

Our current and potential competitors vary by size, service offerings, and geographic location. Competitors include technology companies, consulting companies, telecommunication companies, technology resellers, hardware and software companies, and others. Many of our competitors have entrenched relationships in particular industries or have gained a reputation for expertise in a specific segment of the cybersecurity market, including services, software, and hardware. Primary competitive factors in our market include security, reliability and functionality; customer service and technical expertise; reputation and brand recognition; financial strength; breadth of products and services offered; price; and scalability. Many of our current and potential competitors have substantially greater financial, technical, and marketing resources; more diversified product and service offerings; larger customer bases; longer operating histories; greater brand recognition; and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

●	adapt more rapidly to new or emerging technologies and changes in customer requirements;
●	develop superior products or services, thereby gaining greater market acceptance and expanding their product and service offerings more efficiently or rapidly;
●	bundle products and services that we may not offer or in a manner that provides our competitors with a price advantage;
●	take advantage of acquisitions and other opportunities more readily;
●	maintain a lower cost basis;
●	adopt more aggressive pricing policies and devote greater resources to the promotion, marketing and sales of their products and services; and
●	devote greater resources to the research and development of their products and services.

Many of these companies have significantly greater financial, technical, marketing, and other resources than we do and may be better positioned to acquire, offer, and service complementary products and technologies. These companies and alliances resulting from possible combinations may create more compelling product and service offerings; be able to offer greater pricing flexibility than we can; or engage in business practices that make it more difficult for us to compete effectively, including on the basis of sales and marketing programs (such as providing greater incentives to our channel partners to sell a competitor’s product), technology, or product functionality. Competition could result in, among other things, a substantial loss of customers, reduction in revenue, or increase in expenses, which could materially adversely affect our business, financial condition, results of operations, or prospects.

A portion of our revenue depends on a small number of customers.

One of our customers accounted for an aggregate of 20.4% of our revenue for the year ended December 31, 2021, while two of our customers accounted for an aggregate of 59.0% of our revenue for the year ended December 31, 2020.

A significant deterioration in the financial condition of these customers could have a material adverse effect on our sales and profitability. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, substantial financial issues or a bankruptcy filing by a key customer could have a material adverse effect on our business, operating results, and financial condition.

Our success depends on our ability to protect our intellectual property and our proprietary technologies.

We rely on trade secrets to protect intellectual property, proprietary technology, and processes, which we have or may develop in the future. There can be no assurances that secrecy obligations will be honored or that others will not independently develop similar or superior technology. The protection of intellectual property and/or proprietary technology through claims of trade secret status has been the subject of increasing claims and litigation by various companies both in order to protect proprietary rights as well as for competitive reasons even where proprietary claims are unsubstantiated. The prosecution of proprietary claims or the defense of such claims is costly and uncertain given the uncertainty and rapid development of the principles of law pertaining to this area. We may also be subject to claims by other parties regarding the use of intellectual property, technology information, and data, which may be deemed proprietary to others.

Increasingly complex cybersecurity regulations and standards may have significant impact on our business, and it may require us to substantially invest in our development capabilities to meet compliance requirements and may negatively impact our ability to offer certain services and remain profitable.

Federal and state legislatures continue to advance policy proposals in recent years to address cyber threats directed at governments and private businesses. As threats continue to evolve and expand and as the pace of new technologies accelerates, legislatures are making cybersecurity measures a high priority. At the federal and state level, hundreds of bills or resolutions have been introduced and considered that deal significantly with cybersecurity. These proposals are at multiple stages of development and may shape out new standards concerning different areas. Our business expansion strategy focuses on accretive acquisitions of other cybersecurity service providers in the top thirty U.S. markets to achieve greater service coverage. The complex regulatory environment in each state may require us to dedicate additional resource to ensure our service scope and service quality are in compliance with the standards enacted in each state we operate business in. We may incur additional legal and compliance costs, and our service scope may be restrained due to compliance requirements. This will cause a delay in our service launch and negatively impact our operating results. We may also face litigations if we fail to respond accordingly to these regulatory measures in certain states.

We may become subject to disputes, including litigation, that could negatively impact our business, profitability, and financial condition.

We may become subject to disputes with third parties from time to time. Any such dispute could result in litigation between us and the other parties. Whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention and financial resources to its resolution (through litigation, settlement, or otherwise), which would detract from our management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant. In addition, any such resolution could involve our agreement with terms that restrict the operation of our business.

If we incur additional debt, we will be subject to restrictive covenants and debt service obligations that could negatively impact our operations.

If we incur additional debt for operations or acquisitions, a portion of our cash flow will have to be dedicated to the payment of principal and interest on such indebtedness. Typical loan agreements also might contain restrictive covenants, which may impair our operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of our stockholders. A judgment creditor would have the right to foreclose on any of our assets resulting in a material adverse effect on our business, operating results, or financial condition.

The preparation of our financial statements involves use of estimates, judgments, and assumptions, and our financial statements may be materially affected if our estimates prove to be inaccurate.

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

Risks Related to our Common Stock

The market price of our common stock is volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including, among others:

●	sales or potential sales of substantial amounts of our common stock;
●	announcements about us or about our competitors or new product introductions;
●	the loss or unanticipated underperformance of our global distribution channels;
●	litigation and other developments relating to our patents or other proprietary rights or those of our competitors.
●	conditions in the cybersecurity and IT services industries;
●	governmental regulation and legislation.
●	variations in our anticipated or actual operating results.
●	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations;
●	foreign currency values and fluctuations; and
●	overall political and economic conditions.

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

We had an aggregate of 136,719,649 issued and outstanding shares of common stock as of April 13, 2022. Our current directors and executive officers beneficially own approximately 66%, or 90 million shares of our outstanding capital stock.  The remainder of the outstanding shares may be sold, subject to certain volume limitations, pursuant to Rule 144 or other available exemptions. Also, in the future, we may issue additional securities in connection with financings and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding stock. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Provisions in our certificate of incorporation, our by-laws and Delaware law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our amended and restated certificate of incorporation, our amended and restated bylaws, and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include the ability of our Board of Directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could include the right to approve an acquisition or other change in our control or could be used to institute a rights plan, also known as a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our Board of Directors.

The existence of the forgoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that an investor in our company could receive a premium for their common stock in an acquisition.

Our Board of Directors is expressly authorized to make, alter, or repeal our by-laws by majority vote, while such action by stockholders would require a super majority vote.

These anti-takeover provisions and other provisions under Delaware law could discourage, delay, or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our stock. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions they desire.

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

If we issue additional shares in the future, it will result in the dilution of our existing stockholders.

Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of our common stock. Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our company.

Our directors and executive officers beneficially own a substantial majority of our outstanding capital stock and will have the ability to control our affairs.

Our current directors and executive officers beneficially own approximately 66% of our outstanding capital stock. By virtue of these holdings, they effectively control the election of the members of our board of directors, our management, and our affairs and may prevent us from consummating corporate transactions such as mergers, consolidations, or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.

We are eligible to be treated as an “emerging growth company,” as defined in the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation our periodic reports and proxy statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier.

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

Investors may find our common stock less attractive because we may rely on these exemptions, reduced reporting requirements, and extended transition periods. If investors find our common stock less attractive as a result of any of the foregoing, there may be a less active trading market for our common stock and our stock price may be more volatile or may decrease.

We do not intend to pay dividends on our common stock.

We have never paid any cash dividends, and currently do not intend to pay any dividends for the foreseeable future. We intend to retain any future earnings to the extent necessary to develop and expand our business. Payment of cash dividends, if any, will depend, among other factors, on our earnings, capital requirements, and the general operating and financial condition, and will be subject to legal limitations on the payment of dividends out of paid-in capital. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock price. This may never happen, and investors may lose all of their investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth information regarding our principal physical properties:

Entity Utilizing Such Property	Property Description

The principal office:
Cerberus Cyber Sentinel Corporation (Corporate Headquarters)	●	3,279 square feet located at 6900 E. Camelback Road, Suite 240, Scottsdale, Arizona 85251
	●	Cost was $6,558 per month through December 31, 2021 and is currently $6,695 per month through December 31, 2022

Consists of:
RED74	●	1,800 square feet located at 800 Denow Road, Suite T, Pennington, New Jersey 08534
	●	Monthly costs of approximately $2,700 under a lease that expires in October 2023

Consists of:
Arkavia	●	4,865 square feet located at Dr. Manuel Barros Borgoño 71, Piso 12, Providencia - Santiago – Chile
	●	Monthly costs of $25,796 through March 2026

In addition to our headquarters, we also have other short-term leases, none of which we believe to be material to our operations. We believe that our offices are suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms, along with the consolidation of any office space that we feel may be necessary from time-to-time as we integrate our acquisitions now or in the future.

ITEM 3. LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Until January 13, 2022, our common shares were traded under OTC Market Group’s OTCQB. Since January 13, 2022, our common stock has been listed for trading on The Nasdaq Stock Market LLC under the symbol “CISO.”

As of April 13, 2022, there were approximately 730 holders of record of our common stock, and the last reported sale price of our common stock on The Nasdaq Stock Market LLC on April 13, 2022 was $5.29. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the total number of beneficial owners of our common stock.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2021, we issued 1,625,000 shares of common stock with a fair value of $2.00 per share to investors for cash proceeds of $3,250,000.

During the year ended December 31, 2021, we issued an aggregate of 392,900 shares of common stock with a fair value of $2.05 per share to a related party consultant for services rendered.

On December 31, 2021, we issued an aggregate of 1,500,000 shares of common stock for the conversion of a convertible note of $3,000,000.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report and is intended to provide information necessary to understand our audited consolidated financial statements for the year ended December 31, 2021 compared to the year ended December 31, 2020 and highlight certain other information which, will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2021, as compared to the year ended December 31, 2020. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Our Business

We are a cybersecurity and compliance company comprised of highly trained and seasoned security professionals who work with clients to enhance or create a better cyber posture in their organization. Cybersecurity, also known as computer security or information technology security, is the protection of computer systems and networks from information disclosure, theft of or damage to their hardware, software, or electronic data, as well as from the disruption or misdirection of the services they provide. The cybersecurity industry has a supply and demand issue wherein there is more demand for cybersecurity services than there are expert and seasoned compliance and cybersecurity professionals available in the market. We seek to identify, attract, and retain highly skilled cyber and compliance teams and bring them together to provide holistic cyber services. We accomplish this through acquisitions, direct hiring, and incentivizing employees with stock options to help retain them. On an ongoing basis, we seek to identify cyber talent that is culturally aligned and that offers operating leverage through both existing customer revenue and relationships. We have invested in enterprise solutions and executive talent to integrate our different organizations into an ecosystem that works together to provide complete and holistic cybersecurity through cross pollination of solutions. The ecosystem is intended to provide additional revenue opportunities and drive overall recurring revenue.

We provide a full range of cybersecurity consulting and related services, encompassing all three pillars of compliance, cybersecurity, and culture. Our services include secured managed services, compliance services, security operations center (“SOC”) services, virtual Chief Information Security Officer (“vCISO”) services, incident response, certified forensics, technical assessments, and cybersecurity training. We believe that culture is the foundation of every successful cybersecurity and compliance program. To deliver that outcome, we developed our unique offering of MCCP+ (“Managed Compliance & Cybersecurity Provider + Culture”), which is the only holistic solution that provides all three of these pillars under one roof from a dedicated team of subject matter experts. In contrast to the majority of cybersecurity firms that are focused on a specific technology or service, we seek to differentiate ourselves by remaining technology agnostic, focusing on accumulating highly sought-after topic experts. We continually seek to identify and acquire cybersecurity talent to expand our service scope and geographical coverage to provide the best possible service for our clients. We believe that bringing together a world-class team of technological experts with multi-faceted expertise in the critical aspects of cybersecurity is key to providing technology agnostic solutions to our clients in a business environment that has suffered from a chronic lack of highly skilled professionals, thereby setting us apart from competitors and in-house security teams. Our goal is to create a culture of security and to help quantify, define, and capture a return on investment from information technology and cybersecurity spending. Our brand rallies around the battle cry: “Cybersecurity is a Culture, not a Product.”

2021 Highlights

Our operating results for the year ended December 31, 2021 included the following:

●	Total revenue increased by $7.9 million to $15.1 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020.

●	Total gross profit decreased by $1.1 million to $1.8 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020.

●	We acquired VelocIT, Atlantic, RED74, and Arkavia, all of which are now wholly owned subsidiaries of our company.

Results of Operations

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Our financial results for the year ended December 31, 2021 are summarized as follows in comparison to the year ended December 31, 2020:

	For the Year Ended
	December 31, 2021	December 31, 2020	Variance

Revenue:
Security managed services	$11,797,719	$5,359,101	$6,438,618
Professional services	3,344,840	1,881,727	1,463,113
Total revenue	15,142,559	7,240,828	7,901,731

Cost of revenue:
Security managed services	3,089,599	991,275	2,098,324
Professional services	515,171	87,271	427,900
Cost of payroll	9,729,526	3,287,020	6,442,506
Total cost of revenue	13,334,296	4,365,566	8,968,730
Total gross profit	1,808,263	2,875,262	(1,066,999)

Operating expenses:
Professional fees	1,189,319	926,526	262,793
Advertising and marketing	435,016	150,236	284,780
Selling, general and administrative	9,809,200	3,309,086	6,500,114
Stock-based compensation	8,076,688	1,896,276	6,180,412
Impairment of goodwill	22,078,064	-	22,078,064
Total operating expenses	41,588,287	6,282,124	35,306,163

Loss from operations	(39,780,024)	(3,406,862)	(36,373,162)

Other income (expense):
Other income expense)	(39,063)	10,751	(49,814)
Interest expense, net	(307,363)	(17,151)	(290,212)
PPP loan forgiveness	980,800	-	980,800

Total other income (expense)	634,374	(6,400)	640,774

Net loss	$(39,145,650)	$(3,413,262)	$(35,732,388)

Revenue

Security managed services revenue increased by $6,438,618, or 120%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to the acquisitions of Alpine, VelocIT, Atlantic, RED74, and Arkavia, which were consummated on December 16, 2020, August 12, 2021, November 9, 2021, October 1, 2021, and December 1, 2021, respectively. An aggregate of $4,238,631 in revenue was the result of these acquisitions for the year ended December 31, 2021. The additional increase in revenue was the result of additional customers and usage increases within existing customers.

Professional services revenue increased by $1,463,113, or 78%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to the acquisitions of Alpine, VelocIT, Atlantic, RED74, and Arkavia , which were consummated on December 16, 2020, August 12, 2021, November 9, 2021, October 1, 2021, and December 1, 2021, respectively.

Expenses

Cost of Revenue

Security managed services cost of revenue increased by $2,098,324, or 212%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to the acquisitions of VelocIT, Atlantic, RED74, and Arkavia, which were consummated on August 12, 2021, November 9, 2021, October 1, 2021, and December 1, 2021, respectively. As a result of these acquisitions, we incurred cost of revenue of $1,750,169 for the year ended December 31, 2021. In addition, we anticipated a lower margin during the year ended December 31, 2021, due to VelocIT’s hardware revenue stream having a low margin, as well as Technologyville’s planned territory expansion which created upfront costs.

Professional services cost of revenue increased by $427,900, or 490%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to the acquisitions of Alpine, VelocIT, and Arkavia, which were consummated on December 16, 2020, August 12, 2021, and December 1, 2021, respectively. As a result of these acquisitions, we incurred cost of revenue of $106,211 for the year ended December 31, 2021. The additional increase in revenue was a result of additional customers and usage increases within existing customers. In addition, we anticipated lower margins during the year ended December 31, 2021 due to increased training costs as a result of the increase in new employees.

Cost of payroll increased by $6,442,506, or 196%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to the acquisitions of Technologyville, Clear Skies, VelocIT, Atlantic, RED74, and Arkavia, which were consummated on May 25, 2020, August 1, 2020, August 12, 2021, November 9, 2021, and October 1, 2021, respectively. In addition, $2,132,554 of compensation expense related to options was recorded during the year ended December 31, 2021. As a result of these acquisitions, we incurred cost of revenue of $3,574,942 for the year ended December 31, 2021.

Operating Expenses

Professional fees increased by $262,793, or 28%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020, as a result of increased expenses resulting from preparation for our uplist to Nasdaq and our public offering.

Advertising and marketing expenses increased by $284,780, or 190%, for the year ended December 31, 2021, as compared to December 31, 2020, as a result of additional spend on public relations.

Selling, general, and administrative expenses increased $6,500,114, or 196%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020, as a result of an increase in payroll due to our ability to recognize a full year of Clear Skies’ and Alpine’s payroll, as well as a portion of VelocIT’s, Atlantic’s, RED74’s, and Arkavia’s payroll.

Stock-based compensation expenses increased by $6,180,412, or 438%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily as a result of an increase in stock options awarded during the year ended December 31, 2021.

Impairment of goodwill increased by $22,078,064, or 100%, for the year ended December 31, 2021, as compared to the year ended December 31, 2021, as a result of our analysis of our carrying amount of goodwill being impaired.

Other Income (Expense)

Interest expense increased by $290,212, or 1,692%, during the year ended December 31, 2021, as compared to the year ended December 31, 2020, as a result of the recording of a full year of interest related to our $3,000,000 related party convertible note.

Working Capital

Our working capital as of December 31, 2021, as compared to our working capital as of December 31, 2020, is summarized as follows:

	As of
	December 31, 2021	December 31, 2020

Current assets	$9,254,776	$6,346,008
Current liabilities	5,141,561	3,863,594
Working capital surplus	$4,113,215	$2,482,414

The increase in current assets is primarily due to a decrease in cash and cash equivalents of $2,471,995, offset by an increase in accounts receivable, inventory and prepaid expenses and other current assets of $3,833,968, $727,974, and $818,821, respectively. The increase in current liabilities is primarily due to the increase in accounts payable and accrued expense, and the settlement liability of $1,899,262 and $470,000, respectively.

Cash Flows

Our cash flows for the year ended December 31, 2021, as compared to our cash flows for the year ended December 31, 2020, can be summarized as follows:

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(7,385,129)	$(1,702,079)
Net cash provided by investing activities	2,050,057	285,297
Net cash provided by financing activities	2,863,077	4,737,167
Increase (decrease) in cash	$(2,471,995)	$3,320,385

Operating Activities

Net cash used in operating activities was $7,385,129 for the year ended December 31, 2021 and was primarily due to cash used to fund a net loss of $39,145,650, adjusted for non-cash expenses in the aggregate of $33,853,661 and additional cash outlaid by changes in the levels of operating assets and liabilities in the aggregate of $2,093,140, primarily as a result of an increase in accounts receivable and other current assets. Net cash used in operating activities was $1,702,079 for the year ended December 31, 2020 and was primarily due to cash used to fund a net loss of $3,413,262, adjusted for non-cash expenses in the aggregate of $2,064,389, partially offset by cash generated by changes in the levels of operating assets and liabilities in the aggregate of $353,206, primarily as a result of an increase in accounts payable.

Investing Activities

Net cash provided by investing activities of $2,050,057 for the year ended December 31, 2021, was primarily due to the cash acquired in the acquisitions of VelocIT, Atlantic, RED74, and Arkavia. Net cash provided by investing activities of $285,297 for the year ended December 31, 2020, was due to cash acquired in the Techville and Clear Skies Acquisitions.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $2,863,077, which was primarily due to cash received from the sale of our common stock, and proceeds from loans and notes payable of $3,250,000 and $1,863,474, respectively, and offset by the payment of loans of $2,300,397. Net cash provided by financing activities for the year ended December 31, 2020 was $4,737,167 and was due to cash received from the sale of our common stock of $1,131,009 and proceeds from a convertible note of $3,000,000.

The Company has considered its material cash requirements from known contractual obligations, such as lease obligations, purchase obligations, and other liabilities reflected on the company’s balance sheet as of December 31, 2021 and has determined that none exist other than the Company’s commitment to pay $150,000 to the Atlantic Shareholders as part of the Company’s listing to a national exchange, $5,497,500 of future minimum payments of non-convertible outstanding debt and $284,512 in outstanding lease obligations.

Liquidity

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At December 31, 2021, we had an accumulated deficit of $44,012,422 and working capital surplus of $4,113,215. For the year ended December 31, 2021, we had a loss from operations of $39,780,024 and negative cash flows from operations of $7,385,129. Although our company is showing positive revenue and gross profit trends, we expect to incur further losses through the end of 2022.

To date, we have funded operations primarily through the sale of equity in private placements and revenue generated by our services. During the year ended December 31, 2021, we received $3,250,000 from private placements of our common stock.

We believe that our existing cash and cash equivalents and cash generated by operating activities will be sufficient to meet our operating and capital requirements for at least the next 12 months as well as our longer-term expected future cash requirements and obligations.

Our future capital requirements, both near-term and long-term, will depend on many factors, in addition to our recurring operating expenses, include our growth rate, the continued expansion of sales and marketing activities, the introduction of new and enhanced products and service offerings, and the costs of any future acquisitions in complementary businesses and technologies. To the extent existing cash and cash equivalents are not sufficient to fund future activities, we may seek to raise additional funds through equity, equity-linked or debt financings. Any additional equity financing may be dilutive to our existing stockholders. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, which could also require us to seek additional equity financing, incur indebtedness or use cash resources. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue, or operating results during the periods presented.

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements for the years ended December 31, 2021 and 2020 included elsewhere in this Annual Report.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Our significant estimates and assumptions include the recoverability and useful lives of long-lived assets, stock-based compensation, and the valuation allowance related to our deferred tax assets. Certain of our estimates, including the carrying amount of intangible assets and goodwill, could be affected by external conditions, including those unique to us and general economic conditions. It is reasonably possible that these external factors could have an effect on our estimates and could cause actual results to differ from those estimates.

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

Business Combination

We allocate the purchase price of an acquired business to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Direct transaction costs associated with the business combination are expensed as incurred. The allocation of the consideration transferred in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date. We include the results of operations of the business that it has acquired in its consolidated results prospectively from the date of acquisition.

If the business combination is achieved in stages, the acquisition date carrying value of the acquirer’s previously held equity interest in the acquiree is re-measured to fair value at the acquisition date; any gains or losses arising from such re-measurement are recognized in profit or loss.

Intangible Assets

Intangible assets are comprised of trademarks, customer bases, non-compete agreements and intellectual property with original estimated useful lives with a range of 2 to 15 years. Once placed into service, we amortize the cost of the intangible assets over their estimated useful lives on a straight-line basis.

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at year end, at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment at the reporting level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit. Due to the Company determining that the reporting unit’s carrying value was over the estimate of the fair value recorded, we recognized a loss on impairment of goodwill of $22,078,064 at December 31, 2021.

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

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. Awards granted to directors are treated on the same basis as awards granted to employees.

Revenue Recognition

Our agreements with clients are primarily service contracts that range in duration from a few months to one year. We recognize revenue when control of these services is transferred to the client for an amount, referred to as the transaction price, which reflects the consideration to which we are expected to be entitled in exchange for those goods or services.

A contract with a client exists only when:

●	the parties to the contract have approved it and are committed to perform their respective obligations;
●	we can identify each party’s rights regarding the distinct services to be transferred (“performance obligations”);
●	we can determine the transaction price for the services to be transferred; and
●	the contract has commercial substance, and it is probable that we will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the client.

We do not adjust the promised amount of consideration for the effects of a significant financing component since we expect, at contract inception, that the period between the time of transfer of the promised goods or services to the client and the time the client pays for these goods or services to be generally one year or less. Our credit terms to clients generally average thirty days, although in some cases payments are required in 15 days.

We do not disclose the value of unsatisfied performance obligations for contracts with original expected duration of one year or less.

Disaggregation of Revenue

Revenue consisted of the following by service offering for year ended December 31, 2021:

	Security Managed Services	Professional Services	Total
Primary Sector Markets
Public	$3,389,899	$44,579	$3,434,478
Private	8,052,315	3,226,641	11,278,956
Not-for-profit	355,505	73,620	429,125
	$11,797,719	$3,344,840	$15,142,559

Major Service Lines
Compliance	$4,234,839	$-	$4,234,839
Secured managed services	6,990,606	-	6,990,606
SOC managed services	375,644	-	375,644
vCISO	196,630	-	196,630
Technical assessments	-	2,641,171	2,641,171
Incident response and forensics	-	523,080	523,080
Training	-	149,529	149,529
Other cybersecurity services	-	31,060	31,060
	$11,797,719	$3,344,840	$15,142,559

Revenue consisted of the following by service offering for the year ended December 31, 2020:

	Security Managed Services	Professional Services	Total
Primary Sector Markets
Public	$3,390,166	$5,068	$3,395,234
Private	1,823,530	1,867,659	3,691,189
Not-for-profit	145,405	9,000	154,405
	$5,359,101	$1,881,727	$7,240,828

Major Service Lines
Compliance	$3,446,157	$-	$3,446,157
Secured managed services	1,340,468	-	1,340,468
SOC managed services	496,050	-	496,050
vCISO	76,426	-	76,426
Technical assessments	-	801,055	801,055
Incident response and forensics	-	750,069	750,069
Training	-	97,706	97,706
Other cybersecurity services	-	232,897	232,897
	$5,359,101	$1,881,727	$7,240,828

Practical Expedients

As part of Accounting Standards Code (“ASC”) 606, we have adopted practical expedients, including the following: (i) we have determined that we need not adjust the promised amount of consideration for the effects of a significant financing component since we expect, at contract inception, that the period between when we transfer a promised service to the customer and when the customer pays for that service will be one year or less and (ii) we recognize any incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.

Reimbursed Expenses

We include reimbursed expenses in revenue and costs of revenue as we are primarily responsible for fulfilling the promise to provide the specified service, including the integration of the related services into a combined output to the client, which are inseparable from the integrated service. These costs include such items as consumables, transportation and travel expenses, over which we have discretion in establishing prices.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included beginning on page F-1 contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Material Weakness in Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2021 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

●	lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner; and
●	lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

Management’s Plan to Remediate the Material Weakness

Our management plans to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. During the year ended December 31, 2021, report, we have hired additional finance and accounting staff that we expect will positively impact our segregation of duties in the coming quarters. In addition, we have established an audit committee in the first quarter of 2021.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our Directors and Executive Officers. The age of each Director and Executive Officer listed below is given as of April 13, 2022.

Name	Age	Position
David G. Jemmett	55	Chief Executive Officer and Director
Rory V. Sanchez	60	President
David A. Bennett	58	Chief Operating Officer
Debra L. Smith	51	Chief Financial Officer
Ashley N. Devoto	38	Chief Information Security Officer and Director
Stephen H. Scott, Jr.	53	Director
Ret. General Robert C. Oaks (3)	84	Director
R. Scott Holbrook (1) (2) (3)	72	Director
Andrew K. McCain (1) (2)	59	Director
Ernst M. (KiKi) VanDeWeghe, III (1) (2) (3)	62	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Governance and Nominating Committee

Our Executive Officers

David G. Jemmett – Chief Executive Officer and Director

Mr. Jemmett has served as our Chief Executive Officer and a director of our company since our formation in March 2019. He also founded GenResults in June 2015, which we subsequently acquired in April 2019. From January 2014 to December 2014, Mr. Jemmett served as Chief Executive Officer of NantCloud, LLC, a provider of secure cloud-hosted applications for healthcare customers, and Chief Technology Officer of NantWorks, LLC, a parent company for the “Nant” family of companies. From 2005 to 2013, Mr. Jemmett served as founder and Chief Executive Officer of ClearDATA Networks Corporation, a HIPAA compliant hosting company specializing in healthcare. He has been a guest speaker on CBS, CNN, MSNBC and CSPAN, and has spoken before the U.S. Senate Subcommittee on Telecommunications and Internet Security regarding internet technologies in 1998.

We believe Mr. Jemmett is qualified to serve as a director of our company due to his extensive business background, his experience in the cybersecurity industry, and his significant equity ownership in our company.

Rory V. Sanchez - President

Mr. Sanchez has served as our President since February 2022. Since March 2018, he has served as Chief Executive Officer of True Digital, an entity which we acquired in January 2022. Prior to that, from March 2000 to February 2018, Mr. Sanchez was Chief Executive Officer and President of SLPowers, the predecessor company to True Digital, a managed cybersecurity and compliance provider that helps organizations manage risk and compliance.

David A. Bennett – Chief Operating Officer

Mr. Bennett has served as our Chief Operating Officer since February 2022. From August 2021 to February 2022, he served as Chief Product Officer at Experian Health, a leader in healthcare revenue cycle solutions and digital health. From October 2020 to August 2021, Mr. Bennett served as Senior Vice President, Product at Gainwell Technologies, a leader in Medicaid management systems and payer analytics. From March 2018 to October 2020, Mr. Bennett served as Vice President, Global Build Healthcare & Life Sciences at DXC Technologies, which is an information technology services and consulting company. From November 2013 to March 2018, Mr. Bennett served as Executive Vice President, Product & Strategy for Orion Health, a software company that is a leader in health information exchanges, digital health, and healthcare analytics. He also serves on the Grand Canyon University President’s STEM Advisory Board. Mr. Bennett received a degree in Computer Information Science from DeVry University in 1985.

Debra L. Smith – Chief Financial Officer

Ms. Smith has served as our Chief Financial Officer since June 2021. Ms. Smith served as our Executive Vice President of Finance and Accounting from February 2021 to June 2021. Prior to joining our company, Ms. Smith served as Executive Vice President of Finance at Arrivia Inc. from January 2020 to February 2021 and Controller and, subsequently, Chief Accounting Officer at BeyondTrust from October 2016 to January 2020. Ms. Smith received a Bachelor of Science degree in Accounting, Summa Cum Laude, from DeVry University and a Master’s degree in Counseling with Honors from Argosy University.

Ashley N. Devoto – Chief Information Security Officer and Director

Ms. Devoto has served as our Chief Information Security Officer and a director of our company since March 2022. Ms. Devoto has served in various roles at Booz Allen Hamilton, a U.S.-based government contractor, from June 2018 to March 2022, most recently serving as its Chief Information Security Officer. From April 2017 to June 2018, Ms. Devoto served as Business Information Security officer for Bank of America, a financial services company. Ms. Devoto has served in the U.S. Air Force Cyberspace Operations since March 2010, and she served as defensive cyber operations planner at 24th Air Force and NORAD/USNORTHCOM. Ms. Devoto continues to serve in a reserve capacity by leading strategic cyber force development initiatives in her current assignment at the Pentagon. Ms. Devoto holds a bachelor’s degree in Computer Engineering from Vanderbilt University and a master’s degree in Engineering Management from Southern Methodist University.

We believe Ms. Devoto is qualified for service as a director of our company due to her cybersecurity experience, as well as her extensive experience across military, financial services, and professional services organizations.

Our Directors

Stephen H. Scott, Jr. – Director

Mr. Scott has served as a founder and director of our company since April 2019. Mr. Scott has been a Partner with Advisor ID (formerly BRI Partners), a financial services technology firm, since 2016. Mr. Scott was Managing Director of Longboard Asset Management from 2016 to 2017. From 2009 to 2016, Mr. Scott was at Van Eck Global, where he served as the Co-Head of the Alternatives Committee and as portfolio manager. Mr. Scott has founded and managed several investment partnerships focused on both private and public investment strategies since 1995. Mr. Scott holds a Bachelor of Science in 1991 from the University of Florida.

Mr. Scott is qualified for service as a director of our company due to his background in both the financial services and technology industries.

Ret. General Robert C. Oaks – Director

Ret. General Oaks has served as a director of our company since May 2019. He is a retired U.S. Air Force general who served as commander in chief of the U.S. Air Forces in Europe, and commander, Allied Air Forces Central Europe, with headquarters at Ramstein Air Base, Germany. He retired as a four-star General and Commander and Chief of U.S. Air Forces Europe and NATO Central Europe in 1994 after serving 34 years. Following his retirement, Ret. General Oaks was employed at U.S. Airways as Senior Vice President from 1994 to 2000. In 2000, Oaks resigned from this position when he was called to serve the LDS Church, where he served until 2009, when he was released as a general authority. He earned a Bachelor of Science degree in Military Science from the U.S. Air Force Academy and a Master’s degree in Business Administration from Ohio State University prior to graduating from the Naval War College. Ret. General Oaks currently serves as the official Liaison for the Church of Jesus Christ to the U.S. Armed Forces.

We believe Ret. General Oaks is qualified for service as a director of our company due to his experience with national security issues, including cybersecurity, through his extensive military service.

R. Scott Holbrook – Director

Mr. Holbrook has served as a director of our company since May 2019. Since 2013, Mr. Holbrook has been a Principal at Mountain Summit Advisors, a specialty firm focused on mergers and acquisitions of primarily healthcare technology and services companies, and a strategic advisor to Health Catalyst, a company focused on data analytics and warehousing primarily in healthcare. He served as the Executive Vice President of Medicity, a population health management company with solutions for health information exchange, business intelligence, and provider and patient engagement, from 2002 to 2013. In 1998, Mr. Holbrook founded KLAS where he remains as a board member. He has served in executive positions at IHC, GTE, Sunquest Information Systems, Integrated Medical Networks and is a founder of Park City Solutions. Mr. Holbrook is a HIMSS Fellow. He holds a Master of Science from Utah State University and a Bachelor of Science from Brigham Young University.

We believe Mr. Holbrook is qualified for service as a director of our company as a result of his significant experience in the healthcare technology sector.

Andrew K. McCain – Director

Mr. McCain has served as a director of our company since May 2019. He has served as the President and Chief Operating Officer for Hensley Beverage Company since 2014. He is a board member of the Arizona Super Bowl Host Committee, the Arizona 2016 College Football Championship Local Organizing Committee, Chairman of Hensley Employee Foundation, and a Patrons Committee member of United Methodist Outreach Ministries’ New Day Centers. He is past Chairman of the Board of the Fiesta Bowl, past Chairman of the Anheuser-Busch National Wholesaler Advisory Panel, and past Chairman of the Greater Phoenix Chamber of Commerce. Mr. McCain received his Bachelor of Arts in Mathematics in 1984 and an MBA in 1986 from Vanderbilt University.

We believe Mr. McCain is qualified for service as a director of our company due to his significant business experience and leadership.

Ernst M. (Kiki) VanDeWeghe, III – Director

Mr. VanDeWeghe has served as a director of our company since May 2021. He has served as the Executive Vice President, Basketball Operations of the National Basketball Association since 2013. Prior to that, Mr. VanDeWeghe was the general manager of the Denver Nuggets and the New Jersey Nets and a head coach of the New Jersey Nets. Prior to that he played professionally for the Los Angeles Clippers, New York Knicks, Portland Trail Blazers, and the Denver Nuggets. Mr. VanDeWeghe attended UCLA where he received a degree in Economics.

We believe Mr. VanDeWeghe is qualified for service as a director of our company due to his business acumen and experience as an organizational leader.

Board Constitution

Our Board of Directors currently consists of seven members. All directors hold office until the next annual meeting of stockholders. At each annual meeting of stockholders, the successors to directors whose terms then expire are elected to serve from the time of election and qualification until the next annual meeting following election.

Director Independence

Our Board of Directors is comprised of a majority of independent directors, as “independence,” is defined by the listing standards of The Nasdaq Stock Market and by the SEC. Our Board of Directors has concluded that each of Messrs. Oaks, Holbrook, McCain, and Mr. VanDeWeghe are “independent”, having concluded that any relationship between such director and our company, in its opinion, does not interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Mr. Jemmett and Ms. Devoto are employee directors. Mr. Scott is considered independent as he has served as a founder and director of our company since April 2019. Sandra D. Morgan served on our Board of Directors in fiscal 2021 and resigned in March 2022. Ms. Morgan was independent director.

Board Committees

Our Board of Directors has three standing committees: the Audit Committee, the Compensation Committee, and Governance and Nominating Committee.

Audit Committee

The Audit Committee of our Board of Directors was established in accordance with Rule 10A-3 promulgated under the Exchange Act. The current members of our Audit Committee are Messrs. McCain, Holbrook, and VanDeWeghe with Mr. McCain serving as the chair. Ms. Morgan served on the Audit Committee during fiscal 2021 but resigned from our Board of Directors in March 2022. Mr. VanDeWeghe was appointed to the Audit Committee in March 2022 following Ms. Morgan’s resignation. Each member of the Audit Committee meets the independence and other requirements to serve on our Audit Committee under The Nasdaq Stock Market Rules and the rules of the SEC. In addition, our Board of Directors determined that each of Messrs. McCain and Holbrook and Ms. Morgan is considered an “audit committee financial expert” as defined in the rules of the SEC.

The Audit Committee was formed in 2021. Our Board of Directors has adopted a written charter for the Audit Committee, a copy of which is posted in the Investor Resources and Corporate Governance section of our website at www.cerberussentinel.com/charter-of- the-audit-committee. The principal functions of the Audit Committee are to oversee our accounting and financial reporting processes and the audits of our consolidated financial statements; oversee our relationship with our independent auditors, including selecting, evaluating, and setting the compensation of, and approving all audit and non-audit services to be performed by the independent auditors; and facilitate communication among our independent auditors and our financial and senior management.

Compensation Committee

We have a standing Compensation Committee of our Board of Directors. The members of our Compensation Committee are Messrs. Holbrook, VanDeWeghe, and McCain with Mr. Holbrook serving as the chair. Each member of the Compensation Committee meets the independence and other requirements to serve on our Compensation Committee under The Nasdaq Stock Market Rules and the rules of the SEC.

The Compensation Committee was formed in 2021. Our Board of Directors has adopted a written charter for the Compensation Committee, a copy of which is posted in the Investor Resources and Corporate Governance section of our website at www.cerberussentinel.com/charter-of-the-compensation-committee. The Compensation Committee has responsibilities relating to the performance evaluation and the compensation of our Chief Executive Officer; the compensation of our executive officers and directors; and our significant compensation arrangements, plans, policies, and programs, including our stock compensation plans. Certain of our executive officers, our outside counsel, and consultants may occasionally attend the meetings of the Compensation Committee. However, no officer of our company is present during discussions or deliberations regarding that officer’s own compensation.

Governance and Nominating Committee

We have a standing Governance and Nominating Committee of our Board of Directors. The current members of our Governance and Nominating Committee are Messrs. Oaks, Holbrook and VanDeWeghe with Mr. VanDeWeghe serving as the chair. Ms. Morgan serve on the Governance and Nominating Committee during fiscal 2021 but resigned from our Board of Directors in March 2022. Mr. VanDeWeghe was appointed to the Governance and Nominating Committee in March 2022 following Ms. Morgan’s resignation. Each of Messrs. Oaks, Holbrook, VanDeWeghe and Ms. Morgan meets the independence and other requirements to serve on our Governance and Nominating Committee under The Nasdaq Stock Market Rules and the rules of the SEC.

The Governance and Nominating Committee was formed in 2021. Our Board of Directors has adopted a written charter for the Governance and Nominating Committee, a copy of which is posted in the Investor Resources and Corporate Governance section of our website at https://www.cerberussentinel.com/investor-relations/charter-of-the-nominating-and-corporate-governance-committee. The Governance and Nominating Committee considers the performance of the members of our Board of Directors and nominees for director positions and evaluates and oversees corporate governance and related issues.

The goal of the Governance and Nominating Committee is to ensure that our directors possess a variety of perspectives and skills derived from high-quality business and professional experience. The Governance and Nominating Committee seeks to achieve a balance of knowledge, experience, and capability on our Board of Directors. To this end, the Governance and Nominating Committee seeks nominees with the highest professional and personal ethics and values, an understanding of our business and industry, diversity of business experience and expertise, a high level of education, broad-based business acumen, and the ability to think strategically. Although the Governance and Nominating Committee uses these and other criteria to evaluate potential nominees to our Board of Directors, it has no stated minimum criteria for such nominees. The Governance and Nominating Committee does not use different standards to evaluate nominees depending on whether they are proposed by our directors and management or by our stockholders. To date, we have not paid any third parties to assist us in this process.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct (“Code of Ethics”) that sets forth various policies and procedures to promote ethical behavior and that applies to all our directors, officers and employees. The Code of Ethics is publicly available on our website at www.cerberussentinel.com. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on our website.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires officers and directors of our company and persons who beneficially own more than 10% of a registered class of our company’s equity securities to file initial statements of beneficial ownership of common stock (Form 3) and statements of changes in beneficial ownership of common stock (Forms 4 or 5) with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such forms they file.

During fiscal 2021, each of Ms. Smith and Messrs. Jemmett, Scott, Oaks, Holbrook, McCain and VanDeWeghe failed to file all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the total compensation paid or accrued during the years ended December 31, 2021 and 2020 to our Chief Executive Officer, our next two most highly compensated executive officers who were serving as executive officers on December 31, 2021 and one additional individual who served as an executive officer during the year ended December 31, 2021 but was not serving as an executive officer on December 31, 2021 (our “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David G. Jemmett	2021	250,000	90,213	-	-	-	-	-	340,213
Chief Executive Officer	2020	208,958	-	-	-	-	-	-	208,958
William Santos	2021	121,875	7,500	-	-	-	-	28,125	157,500
Former President (2)	2020	247,708	-	-	180,744	-	-	-	428,452
Bryce Hancock	2021	225,000	-	-	-	-	-	-	225,000
Former President and Chief Operating Officer (3)	2020	9,375	-	-	3,333,345	-	-	-	3,342,720
Debra L. Smith	2021	183,333	55,000	-	532,611	-	-	-	532,611
Chief Financial Officer (4)	2020	-	-	-	-	-	-	-	-

(1)	The amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive officer, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2021.

(2)	Mr. Santos resigned on July 16, 2021. In connection with his resignation, he received a portion of his guaranteed bonus, or $7,500, and a severance payment of $28,125.

(3)	Mr. Hancock resigned on February 15, 2022.

(4)	Ms. Smith was appointed to serve as our Vice President of Finance on February 1, 2021 and as our Chief Financial Officer on June 18, 2021.

Outstanding Equity Awards as of December 31, 2021

The following table summarizes the outstanding equity awards held by each named executive officer as of December 31, 2021.

Name	Grant Date		Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

David G. Jemmett	-		-	-	-	-

William Santos	July 15, 2019	(1) (3)	2,832,500	167,500	$0.38	July 15, 2024
	January 29, 2020	(2) (3)	469,583	530,417	$0.50	January 20, 2025

Bryce Hancock	December 15, 2020	(4) (5)	900,000	2,100,000	$2.00	December 15, 2025

Debra L. Smith	February 1, 2021	(6)	-	500,000	$2.00	February 1, 2026

(1)	33% of the shares underlying this option vested on the one year anniversary from the grant date, with the remainder vesting in 24 equal installments on the last day of each month thereafter.
(2)	33% of the shares underlying this option vested on the one year anniversary of the grant date with the remainder vesting monthly over the subsequent 12-month period.
(3)	On July 16, 2021, Mr. Santos resigned and, as of such date, 3,302,083 of Mr. Santos’ aggregate options to purchase 4,000,000 shares of our common stock had vested and the remainder of unvested options, or 697,917, were forfeited.
(4)	30% of the shares underlying this option vested on the one year anniversary from the grant date of December 15, 2020, with the remainder vesting in 24 equal installments on the last day of each month thereafter.
(5)	On February 15, 2022, Mr. Hancock resigned and, as of such date, 1,075,000 of Mr. Hancock’s aggregate options to purchase 3,000,000 shares of our common stock had vested and remainder of unvested options of Mr. Hancock’s 1,925,000 shares were forfeited.
(6)	30% of the shares underlying this option vested at the one year anniversary from the grant date of February 1, 2021, with the remainder vesting in 24 equal installments on the last day of each month thereafter.

Employment Agreements with our Named Executive Officers

David G. Jemmett

On September 30, 2019, we entered into an employment agreement with Mr. Jemmett to serve as our Chief Executive Officer (the “Jemmett Employment Agreement”). The Jemmett Employment Agreement is evergreen and can be terminated by either party. Pursuant to the Jemmett Employment Agreement, Mr. Jemmett earned an initial annual base salary of $225,000, which was increased to an annual base salary of $250,000 upon our common stock becoming quoted on the OTC Markets. Mr. Jemmett’s base salary may be increased in accordance with our normal compensation and performance review policies. He is entitled to receive a discretionary annual bonus of up to 100% of his annual base salary, at the discretion of our Board of Directors, based on performance and our objectives. Subject to approval by our Board of Directors, Mr. Jemmett is entitled to additional stock options under our 2019 Equity Incentive Plan. The stock options will vest at 33% on the one-year anniversary of the Jemmett Employment Agreement and the remaining 66% of the options will vest monthly over the next 12 months. As of December 31, 2021, our Board of Directors had not approved or granted any stock options to Mr. Jemmett. On July 31, 2021, a bonus of $90,213 was accrued for Mr. Jemmett and subsequently paid on February 15, 2022. Mr. Jemmett is also eligible to participate in our standard benefit plans.

William Santos

On May 15, 2019, we entered into an employment agreement with Mr. Santos to serve as our Chief Operating Officer (the “Santos Employment Agreement”). The Santos Employment Agreement is evergreen and could be terminated by either party. Pursuant to the Santos Employment Agreement, as amended, Mr. Santos earned an initial base annual salary of $225,000, with an annual guaranteed bonus of $15,000, which could be increased to an annual base salary of $245,000 upon our company achieving gross annual revenue of $20,000,000 in any calendar year and an increase to an annual base salary of $300,000 upon our company achieving gross annual revenue of $40,000,000 in any calendar year. Mr. Santos was entitled to receive a discretionary annual bonus of up to 100% of his annual base salary, at the discretion of our Board of Directors, based on performance and company objectives. Subject to approval by our Board of Directors, Mr. Santos was entitled to stock options to purchase 3,000,000 shares of our common stock under our 2019 Equity Incentive Plan. Mr. Santos was also eligible to participate in our standard benefit plans. Mr. Santos resigned on July 16, 2021 in connection with his resignation, he received a portion of his guaranteed bonus, or $7,500, and a severance payment of $28,125.

Bryce Hancock

On December 14, 2020, we entered into an employment agreement with Mr. Hancock to serve as our Chief Operating Officer (the “Hancock Employment Agreement”). The Hancock Employment Agreement was evergreen and could be terminated by either party. Pursuant to the Hancock Employment Agreement, Mr. Hancock earned an initial base annual salary of $225,000, which could be increased at the discretion of our Board of Directors. Mr. Hancock was also eligible to participate in our standard benefit plans. Mr. Hancock resigned on February 15, 2022.

Debra L. Smith

On December 31, 2020, we entered into an employment agreement with Ms. Smith to serve as our Executive Vice President of Finance, effective as of February 1, 2021 (the “Smith Employment Agreement”). Pursuant to the Smith Employment Agreement, Ms. Smith earns an initial base annual salary of $200,000, with an increase upon our listing to a national exchange, subject to approval by the Company’s Board of Directors, a guaranteed bonus of $60,000 to be paid quarterly, and an additional $60,000 at the end of each fiscal year at the discretion of our Board of Directors. Ms. Smith is also eligible to participate in our standard benefit plans. On June 18, 2021, we appointed Ms. Smith to serve as Chief Financial Officer. The terms of the original Smith Employment Agreement remained in force.

Director Compensation[2]

The following table sets forth for each director certain information concerning their compensation for the year ended December 31, 2021:

Name (2)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David G. Jemmett	-	-	-	-	-	-	-
Stephen Scott	-	-	-	-	-	-	-
Robert C. Oaks	-	-	-	-	-	-	-
Scott Holbrook	-	-	-	-	-	-	-
Andy McCain	-	-	-	-	-	-	-
Sandra Morgan	-	-	205,919	-	-	-	205,919
Kiki VanDeWeghe	-	-	237,734	-	-	-	237,734

Notes:

(1)	The amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 10 to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2021.

(2)	All directors receive reimbursement for reasonable out of pocket expenses in attending Board meetings and for participating in our business.

2 Note to CISO: An introductory paragraph should be added summarizing director compensation (e.g., whether they receive, options, cash, etc. or whether they receive an initial grant upon appointment and then yearly thereafter). Issuer confirmed that there is no commitment or expectation, so no policy in place and is essentially random.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 13, 2022 for (a) the named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 13, 2022 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 136,719,649 shares of common stock outstanding on April 13, 2022.

Security Ownership of Certain Beneficial Holders

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent
Jemmett Enterprises, LLC	66,435,000	(2)	48.59%

Security Ownership of Directors and Executive Officers

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent
David G. Jemmett	66,435,000	(2)	48.59%
Debra L. Smith	193,750	(3)	*
Ashley N. Devoto	62,500	(4)	*
Stephen H. Scott, Jr.	18,650,000	(5)	13.64%
Ret. General Robert C. Oaks	400,000	(6)	*
R. Scott Holbrook	400,000	(6)	*
Andrew K. McCain	3,775,000	(7)	2.75%
Kiki VanDeWeghe	100,000	(8)	*
Directors & Executive Officers as a Group (10 persons)	91,416,250		66.85%

Notes:

*	Less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise indicated, the address of record is c/o Cerberus Cyber Sentinel Corporation, 6900 E. Camelback Road, Suite 240, Scottsdale, Arizona 85251.

(2)	Consists of 66,435,000 shares, Mr. Jemmett is the managing member of Jemmett Enterprises, LLC and has voting and dispositive power over such shares.

(3)	Consists of 193,750 shares issuable upon exercise of options exercisable within 60 days after April 13, 2022.

(4)	Consists of 62,500 shares held directly by Ms. Devoto.

(5)	Consists of 12,900,000 shares held directly by Mr. Scott, 5,000,000 shares beneficially held by TVMT LLC, 500,000 shares beneficially held by Scott Revocable Trust and 250,000 shares beneficially held by JLS 401k Trust.

(6)	Consists of 400,000 shares issuable upon the exercise of options exercisable within 60 days after April 13, 2022.

(7)	Consists of (i) 375,000 shares held indirectly as executor of the Andrew and Lucy McCain Family Trust, for which Mr. McCain has voting and dispositive power; (ii) 3,000,000 shares held by Hensley & Company, for which Mr. McCain has voting and dispositive power; and (iii) 400,000 shares issuable upon the exercise of options exercisable within 60 days after April 13, 2022.

(8)	Consists of 100,000 shares issuable upon the exercise of options exercisable within 60 days after April 13, 2022.

Securities Authorized for Issuance Under Existing Equity Compensation Plan

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	25,000,000	$1.11	-
Equity compensation plans not approved by security holders	9,546,283	$4.01	-
Total	34,546,283	$1.94	-

(1)	Consists of the 2019 Equity Incentive Plan. The aggregate number of shares of common stock that may be issued pursuant to options granted under this Plan or Bonus Stock Awards under this Plan shall not exceed 25,000,000 shares. For a description of this plan, see Note 10 to our 2021 Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, during the year ended December 31, 2021, there were no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;
●	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
●	any promoters and control persons; and
●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Note Payable with Jemmett Enterprises, LLC

On December 31, 2018, GenResults entered into an unsecured note payable with Jemmett Enterprises, LLC, an entity affiliated with Mr. Jemmett, Chief Executive Officer and Director, and majority stockholder of our company, for a principal amount of $200,000. The note had an original maturity date of June 30, 2020 and had an interest rate of 6% per annum. On June 29, 2020, the note payable was extended to July 30, 2021. During the year ended December 31, 2021 and 2020, we made cash payments of $59,787 and $50,000, respectively, under the note. The outstanding principal balance of this loan was zero and $59,787 as of December 31, 2021 and 2020, respectively.

Note Payable with Hensley & Company

On December 23, 2020, we issued a 6% unsecured convertible note to Hensley & Company (the “Lender”), in consideration of the Lender lending us $3,000,000 (the “Principal Amount”). The Principal Amount, together with accrued and unpaid interest, was due on December 31, 2021 (the “Maturity Date”), with no prepayment option. Interest was calculated at 6% per annum (based on a 360-day year) and was payable monthly. The Maturity Date was extendable at our election to December 31, 2022. At any time prior to or on the Maturity Date, the Lender was permitted to convert all or any portion of the outstanding Principal Amount and all accrued but unpaid interest thereon into shares of our common stock at a conversion price of $2.00 per share. During the years ended December 31, 2021 and 2020, we paid the Lender interest payments of $182,500 and zero, respectively. On December 31, 2021, the Lender converted the total Principal Amount under the note into 1,500,000 shares of common stock of our company. Mr. McCain, a Director of our company, is President and Chief Operating Officer of the Lender.

Sale of Common Stock to Hensley & Company

On September 22, 2020, we issued 250,000 shares of common stock to Hensley & Company, an entity affiliated with Mr. McCain, a Director of our company, for a purchase price of $2.00 per share, or aggregate cash proceeds of $500,000.

Director Independence

See “Directors, Executive Officers and Corporate Governance – Director Independence” and “Directors, Executive Officers and Corporate Governance – Board Committees” in Item 10 above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee has appointed Semple, Marchal & Cooper, LLP (“SMC”) as our independent registered public accounting firm (the “Independent Auditor”) for the year ended December 31, 2021. The following table sets forth the fees billed to our company for professional services rendered by SMC for the years ended December 31, 2021 and 2020:

Services	2021	2020
Audit fees (1)	$132,098	$97,958
Audit-related fees (2)	3,440	90,821
Tax fees (3)	2,690	12,708
All other fees(4)	102,817	-
Total fees	$241,045	$201,487

(1)	Audit fees consisted of billing for professional services normally provided in connection with statutory and regulatory filings, including (i) fees associated with the audits of our financial statements for the years ended December 31, 2021 and 2020 and, (ii) fees associated with quarterly reviews for the quarters ended March 31, 2021 and 2020, June 30, 2021 and 2020, and September 30, 2021 and 2020.

(2)	Audit related fees consisted of billings for professional services for reviews of our periodic filings under form 10-K and 10-Q and acquisition audits for the years ended December 31, 2021 and 2020.

(3)	Tax fees consisted primarily of tax related advisory and preparation services.

(4)	All Other Fees consist of fees billed for products and services provided by our independent registered public accountants, other than those disclosed above.

Pre-Approval Policies and Procedures

The charter of our Audit Committee provides that the authority and responsibilities of our Audit Committee include the pre-approval of all audit and permitted non-audit and tax services that may be provided by our independent auditors or other registered public accounting firms, and the establishment of policies and procedures for the Audit Committee’s pre-approval of permitted services by our independent auditors or other registered public accounting firms on an on-going basis.

For audit services, each year our independent auditor provides our Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by our Audit Committee before the audit commences prior to engagement of an independent auditor for next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of three categories of services to our Audit Committee for approval.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES[1]

(a) The following documents are filed as a part of the report:

(1) For a list of the financial statements included herein, see the index to the financial statements beginning on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(2) Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(b) Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Agreement for the Purchase and Sale of Limited Liability Company Interests of GenResults, LLC dated April 12, 2019	10-12G	10.1	10/2/2019
2.2**	Agreement and Plan of Merger by and among the Registrant, TalaTek, LLC, TalaTek Merger Sub and Baan Alsinawi dated September 23, 2019	10-12G	10.1	10/2/2019
2.3	Stock Purchase Agreement by and among the Registrant, Technologyville, Inc. and Brian Yelm dated May 25, 2020	8-K	10.1	5/29/2020
2.4	Share Purchase Agreement among the Registrant, Clear Skies Security, LLC and all of its Members dated July 31, 2020	8-K	10.1	8/6/2020
2.5**	Agreement and Plan of Merger by and among Cerberus Cyber Sentinel Corporation, Alpine Merger Sub, LLC, Alpine Security, LLC and Christian Espinosa dated December 16, 2020	8-K	10.1	12/21/2020
2.6**	Amended and Restated Agreement and Plan of Merger by and among the Registrant, Catapult Acquisition Merger Sub, LLC, Catapult Acquisition Corporation, the shareholders of Catapult Acquisition Corporation and Darek Hahn dated July 26, 2021	8-K	10.1	08/02/2020
2.7**	Stock Purchase Agreement by and among the Registrant, Atlantic Technology Systems, Inc., Atlantic Technology Enterprises, Inc., and James Montagne and Miriam Montagne as sole shareholders, dated October 1, 2021	8-K	10.1	10/07/2021
2.8**	Agreement and Plan of Merger by and among the Registrant, RED74 Merger Sub, LLC, RED74 LLC, Ticato Holdings, Inc. and Tim Coleman dated October 8, 2021	8-K	10.1	11/15/2021
2.9**	Stock Purchase Agreement by and among the Registrant, Southford Equities, Inc., a British Virgin Islands based company and David Esteban Alfaro Medina, Roberto Andrés Arriagada Poblete and Camilo Orlando Garrido Briones dated December 1, 2021	8-K	10.1	12/06/2021
2.10	Stock Purchase Agreement among the Registrant and certain shareholders of True Digital Security Inc. dated January 5, 2022	8-K	10.1	01/06/2022
2.11**	Agreement and Plan of Merger among the Registrant and certain shareholders of True Digital Security Inc. dated January 5, 2022	8-K	10.2	01/06/2022

3 Note to CISO: To be discussed if any agreements are completed with no further obligations.

Material leases for real property should as also be filed as exhibits. [Note to CISO/Eventus: Can you please confirm if there are material leases for real property that should be included as exhibits?]

3.1(a)	Certificate of Incorporation of the Registrant dated March 4, 2019	10-12G	3.1	10/2/2019
3.1(b)	Certificate of Amendment of Certificate of Incorporation of the Registrant dated April 12, 2019	10-12G	3.2	10/2/2019
3.1(c)	Certificate of Amendment of Certificate of Incorporation of the Registrant dated September 25, 2019	10-12G	3.3	10/2/2019
3.2	By-laws of the Registrant	10-12G	3.4	10/2/2019
4.1	Form of Common Stock Certificate of the Registrant	10-K	4.1	3/30/2020
4.2	Description of Securities Registered under Section 12 of the Exchange Act	10-K	4.2	3/30/2020
10.1	Unsecured Note Agreement between the Registrant and Jemmett Enterprises, LLC dated December 31, 2018	10-K	10.3	3/30/2020
10.2	Stock Repurchase Agreement between the Registrant and Alan Kierman dated September 1, 2019	10-K	10.4	3/30/2020
10.3#	2019 Equity Incentive Plan	10-K	10.5	3/30/2020
10.3(a)#*	Form of Stock Option Agreement
10.4#	Employment Agreement between the Registrant and David G. Jemmett dated September 30, 2019	10-12G	10.2	10/2/2019
10.5#	Employment Agreement between the Registrant and William Santos dated August 13, 2019	10-12G	10.3	10/2/2019
10.6	Engagement for Financial Services between the Registrant and Eventus Consulting, P.C. dated November 8, 2019	10-K	10.8	3/30/2020
10.7	6% Unsecured Convertible Note by the Registrant payable to Hensley & Company, dated December 23, 2020	8-K	10.1	12/29/2020
10.8#*	Employment Agreement by and between Bryce Hancock and the Registrant dated December 14, 2020
10.9	Purchase Agreement and 5% Unsecured Convertible Note by the Registrant payable to Neil Stinchcombe dated October 27, 2021	8-K	10.1	11/02/2021
10.10#*	Employment Agreement by and between Debra L. Smith and the Registrant dated December 31, 2020
21.1*	Subsidiaries of the Registrant
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Certain exhibits, annexes, and/or schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally a copy of any omitted exhibit, annex, or schedule to the Securities and Exchange Commission upon request.

# Management contracts and compensatory plans and arrangements.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERBERUS CYBER SENTINEL CORPORATION

By:	/s/ David G. Jemmett
Name:	David G. Jemmett
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	April 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David G. Jemmett
Name:	David G. Jemmett
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	April 15, 2022

By:	/s/ Debra L. Smith
Name:	Debra L. Smith
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	April 15, 2022

By:	/s/ Ashley N. Devoto
Name:	Ashley N. Devoto
Title:	Chief Information Security Officer and Director
Date:	April 15, 2022

By:	/s/ Stephen H. Scott, Jr.
Name:	Stephen H. Scott, Jr.
Title:	Director
Date:	April 15, 2022

By:	/s/ Robert C. Oaks
Name:	Ret. General Robert C. Oaks
Title:	Director
Date:	April 15, 2022

By:	/s/ R. Scott Holbrook
Name:	R. Scott Holbrook
Title:	Director
Date:	April 15, 2022

By:	/s/ Andrew K. McCain
Name:	Andrew K. McCain
Title:	Director
Date:	April 15, 2022

By:	/s/ Ernest M. (Kiki) VanDeWeghe, III
Name:	Ernest M. (Kiki) VanDeWeghe, III
Title:	Director
Date:	April 15, 2022

CERBERUS CYBER SENTINEL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2021 AND 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Cerberus Cyber Sentinel Corporation and Subsidiaries

Scottsdale, Arizona

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cerberus Cyber Sentinel Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of the other auditor, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2021 and 2020, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Arkavia Networks, SpA, a wholly-owned subsidiary, which statements reflect total assets of $12.1 million at December 31, 2021, and total revenues of $1.3 million for the month then ended. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Arkavia Networks, SpA, is based solely on the report of the other auditor.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

We have served as the Company’s auditor since 2019.

Phoenix, Arizona

April 15, 2022

bakertilly

www.bakertilly.cl

SantiagoChile
Father Mariano 272, of.
Providence 602
Phone: +56-2-23679450

REPORT OF THE INDEPENDENT AUDITORS

Shareholders and Directors
Arkavia Networks SpA.
Present
1/2

Report on the financial statements

We have audited the accompanying financial statements of Arkavia Networks SpA., comprising the statements of financial position for the period from 01 to 31 December 2021 and the corresponding statements of income, changes in equity and cash flows for the period then ended and the corresponding notes to the financial statements.

Management's responsibility for financial statements

Management is responsible for the reasonable preparation and presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America. This responsibility includes the design, implementation and maintenance of internal control relevant to the preparation and reasonable presentation of financial statements that are exempt from significant misrepresentations, whether due to fraud or error.

Responsibility of the auditor

Our responsibility is to express an opinion on these financial statements on the basis of our audit. We carry out our audit in accordance with auditing standards generally accepted in Chile and International Auditing Standards. Such standards require us to plan and perform our work in order to achieve a reasonable degree of assurance that the financial statements are free from material misrepresentations.

An audit involves performing procedures to obtain audit evidence on the amounts and disclosures in the financial statements. The procedures selected depend on the judgment of the auditor, including the assessment of the risks of significant misrepresentations of the financial statements, whether due to fraud or error. In conducting these risk assessments, the auditor considers internal control relevant to the preparation and reasonable presentation of the entity's financial statements in order to design audit procedures that are appropriate in the circumstances, but without the purpose of expressing an opinion on the effectiveness of the entity's internal control. Consequently, we do not express such an opinion. An audit also includes assessing the appropriateness of the accounting policies used and the reasonableness of the significant accounting estimates made by Management, as well as an assessment of the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide us with a basis for our audit opinion on the statements of financial position for the period from 1 to 31 December 2021 and the comprehensive statements of income, changes in equity and cash flows for the period ended 31 December 2021.

AUDITORÍA · CONSULTORÍA · ASESORÍAS TRIBUTARIAS

Baker Tilly Chile trading as Baker Tilly is a member of the global network of Baker Tilly International Ltd., the members of which are separate and independent legal entities.

bakertilly

Arkavia Networks SpA.
2/2

www.bakertilly.cl

Opinion

In our opinion, the statements of financial position of Arkavia Networks SpA., as of December 31, 2021 and the statements of income, changes in equity and cash flows for the period from December 1 to 31, 2021, reasonably present, in all material respects, the financial situation of Arkavia Networks SpA., as of December 31, 2021 and the results of its operations and cash flows for the period from December 01 to December 31, 2021 in accordance with accounting principles generally accepted in the United States of America.

Emphasis on an issue

Since the acquisition of Arkavia Networks SpA., by Cerberus Sentinel (USA), the new parent company is committed to expanding the company's operations in Chile throughout Latin America and managing the acquisition of subsidiaries that are oriented towards cybersecurity. With this, the parent company expects the company in Chile to have a significant growth in its national and international operations and as a result, an increase in operating results.

CLAUDIO SILVA MORALES **BAKER TILLY CHILE LTDA.**

Santiago, Chile, April 15, 2022.

We have served as auditors of the Company since 2021.

Baker Tilly Chile Auditores Consultores Ltda., trading as Baker Tilly Chile is a member of the global network of Baker Tilly International Ltd., the members of which are separate and independent legal entities.

AUDITORÍA · CONSULTORÍA · ASESORÍAS TRIBUTARIAS

Baker Tilly Chile trading as Baker Tilly is a member of the global network of Baker Tilly International Ltd., the members of which are separate and independent legal entities.

CERBERUS CYBER SENTINEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS

Current Assets:
Cash and cash equivalents	$2,725,035	$5,197,030
Accounts receivable, net of allowances for doubtful accounts of $77,811 and $40,000, respectively	4,840,802	1,006,834
Inventory	727,974	-
Prepaid expenses and other current assets	960,965	142,144
Total Current Assets	9,254,776	6,346,008

Notes receivable, related party	1,090,903	-
Property and equipment, net of accumulated depreciation of $102,000 and $14,000, respectively	1,856,046	80,630
Right of use asset, net	277,578	13,426
Intangible assets, net of accumulated amortization of $323,000 and $116,000, respectively	6,540,269	2,105,432
Goodwill	16,792,535	4,101,369

Total Assets	$35,812,107	$12,646,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$2,709,066	$809,804
Deferred revenue	52,824	-
Stock payable	-	46,000
Settlement liability	470,000	-
Lease liability, current portion	196,472	8,989
Loans payable, current portion	213,199	9,405
Line of credit	-	3,000
Convertible note payable, net of debt discount, related party	1,500,000	2,926,609
Note payable, related party	-	59,787
Total Current Liabilities	5,141,561	3,863,594

Long-term Liabilities:
Loans payable, net of current portion	5,284,301	1,037,115
Lease liability, net of current portion	88,040	4,693

Total Liabilities	10,513,902	4,905,402

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.00001 par value; 250,000,000 shares authorized; 125,852,971 and 116,104,971 shares issued and outstanding on December 31, 2021 and 2020, respectively	1,258	1,161
Additional paid-in capital	69,309,369	12,607,074
Accumulated deficit	(44,012,422)	(4,866,772)
Total Stockholders’ Equity	25,298,205	7,741,463

Total Liabilities and Stockholders’ Equity	$35,812,107	$12,646,865

The accompanying notes are an integral part of these consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2021	December 31, 2020

Revenue:
Security managed services	$11,797,719	$5,359,101
Professional services	3,344,840	1,881,727
Total revenue	15,142,559	7,240,828

Cost of revenue:
Security managed services	3,089,599	991,275
Professional services	515,171	87,271
Cost of payroll	9,729,526	3,287,020
Total cost of revenue	13,334,296	4,365,566
Total gross profit	1,808,263	2,875,262

Operating expenses:
Professional fees	1,189,319	926,526
Advertising and marketing	435,016	150,236
Selling, general and administrative	9,809,200	3,309,086
Stock based compensation	8,076,688	1,896,276
Impairment of goodwill (Note 6)	22,078,064	-
Total operating expenses	41,588,287	6,282,124

Loss from operations	(39,780,024)	(3,406,862)

Other income (expense):
Other income (expense)	(39,063)	10,751
Interest expense, net	(307,363)	(17,151)
PPP loan forgiveness	980,800	-

Total other income (expense)	634,374	(6,400)

Net loss	$(39,145,650)	$(3,413,262)

Net loss per common share - basic	$(0.33)	$(0.03)
Net loss per common share - diluted	$(0.33)	$(0.03)

Weighted average shares outstanding - basic	118,906,765	111,511,895
Weighted average shares outstanding - diluted	118,906,765	111,511,895

The accompanying notes are an integral part of these consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance at January 1, 2020	107,912,500	$1,139	$7,770,902	$(1,453,510)	$(2,400,000)	$3,918,531

Stock based compensation - stock options	-	-	1,533,777	-	-	1,533,777
Stock based compensation - common stock	725,000	7	362,493	-	-	362,500
Stock issued for cash	845,200	9	1,131,000	-	-	1,131,009
Stock issued for Technologyville acquisition	3,392,271	34	1,356,874	-	-	1,356,908
Stock issued for Clear Skies acquisition	2,330,000	23	931,977	-	-	932,000
Stock issued for Alpine Security acquisition	900,000	9	1,844,991	-	-	1,845,000
Return of treasury stock to authorized capital	-	(60)	(2,399,940)	-	2,400,000	-
Beneficial conversion feature related to convertible note	-	-	75,000	-	-	75,000
Net loss	-	-	-	(3,413,262)	-	(3,413,262)
Balance as of December 31, 2020	116,104,971	1,161	12,607,074	(4,866,772)	-	7,741,463

Stock based compensation - stock options	-	-	7,802,096	-	-	7,802,096
Stock based compensation - common stock	392,900	4	2,407,142	-	-	2,407,146
Exercise of stock options	100,000	1	49,999	-	-	50,000
Stock issued for conversion of convertible debt	1,500,000	15	2,999,985	-	-	3,000,000
Stock issued for cash	1,625,000	16	3,249,984	-	-	3,250,000
Stock issued for VelocIT acquisition	2,310,100	23	13,603,924	-	-	13,603,947
Stock issued for Atlantic acquisition	200,000	2	1,049,998	-	-	1,050,000
Stock issued for Red74 acquisition	306,000	3	2,107,997	-	-	2,108,000
Stock issued for Arkavia acquisition	2,914,000	29	14,569,971	-	-	14,570,000
Stock issued for settlement agreement	400,000	4	1,999,996	-	-	2,000,000
Replacement options issued in VelocIT acquisition	-	-	6,861,203	-	-	6,861,203
Net loss	-	-	-	(39,145,650)	-	(39,145,650)
Balance as of December 31, 2021	125,852,971	$1,258	$69,309,369	$(44,012,422)	$-	$25,298,205

The accompanying notes are an integral part of these consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net loss	$(39,145,650)	$(3,413,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - stock options	7,802,096	1,533,777
Stock based compensation - common stock	2,407,146	362,500
Issuance of common stock for services	-	46,000
Depreciation and amortization	294,858	116,145
Right of use amortization	123,378	5,967
Amortization of debt discount	73,391	-
Settlement liability	2,000,000	-
Forgiveness of PPP Loan	(980,800)	-
Loss on write-off of accounts receivable	55,528	-
Impairment of goodwill	22,078,064	-
Changes in operating assets and liabilities:
Accounts receivable, net	(2,358,896)	(107,262)
Inventory	497,893
Other current assets	(229,813)	(71,867)
Accounts payable and accrued expenses	(405,915)	(168,366)
Lease liability	(111,749)	(5,711)
Deferred revenue	45,340	-
Settlement liability	470,000

Net cash used in operating activities	(7,385,129)	(1,702,079)

Cash flows from investing activities:

Purchases of property and equipment	-	(249)
Cash acquired in acquisitions, net	2,050,057	285,546

Net cash provided by investing activities	2,050,057	285,297

Cash flows from financing activities:
Proceeds from sale of common stock	3,250,000	1,131,009
Proceeds from stock option exercise	50,000
Proceeds from PPP loans	-	709,600
Proceeds from loan payable	9,110	-
Proceeds from notes payable, related party	133,018	-
Proceeds from convertible note payable, related party	1,500,000	3,000,000
Proceeds from line of credit	221,346	63,000
Payment on line of credit	(224,346)	(93,705)
Payment on loans payable	(1,859,820)	(2,737)
Payment on notes payable, related party	(216,231)	(50,000)
Distributions to member	-	(20,000)

Net cash provided by financing activities	2,863,077	4,737,167

Net increase (decrease) in cash and cash equivalents	(2,471,995)	3,320,385

Cash and cash equivalents - beginning of the period	5,197,030	1,876,645

Cash and cash equivalents - end of the period	$2,725,035	$5,197,030

Supplemental cash flow information:
Cash paid for:
Interest	$91,490	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Right of use asset and lease liability	$387,530	$19,393
Forgiveness of PPP Loan	$980,800	$-
Beneficial conversion feature	$-	$75,000
Common stock issued in Technologyville acquisition	$-	$1,356,908
Common stock issued in Clear Skies acquisition	$-	$932,000
Common stock issued in Alpine Security acquisition	$-	$1,845,000
Common stock issued in VelocIT acquisition	$13,603,947	$-
Common stock issued in Atlantic acquisition	$1,050,000	$-
Common stock issued in RED 74 acquisition	$2,108,000	$-
Common stock issued in Arkavia acquisition	$14,570,000	$-
Options issued for VelocIT acquistion	$6,861,203	$-

The accompanying notes are an integral part of these consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless otherwise indicated or the context requires otherwise, the terms “we,” “us,” “our,” and “our company” refer to Cerberus Cyber Sentinel Corporation, a Delaware corporation (“Cerberus”), and its wholly owned subsidiaries, including GenResults, LLC, an Arizona limited liability company (“GenResults”), TalaTek, LLC, a Virginia limited liability company (“TalaTek”), Technologyville, Inc., an Illinois corporation (“Techville”), Clear Skies Security, LLC, a Georgia limited liability company (“Clear Skies”), Alpine Security, LLC, an Illinois limited liability company (“Alpine”), Catapult Acquisition Corporation, a New Jersey corporation (“VelocIT”), Southford Equities, Inc., a British Virgin Islands company (“Arkavia”), True Digital Security, Inc., a Delaware corporation (“True Digital”), RED74 LLC, a New Jersey limited liability company (“RED74”), Atlantic Technology Systems, Inc., a New Jersey corporation (“ATS”), and Atlantic Technology Enterprises, Inc., a New Jersey corporation (“ATE” and together with ATS, “Atlantic”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of the Business

We are a cybersecurity and compliance company comprised of highly trained and seasoned security professionals who work with clients to enhance or create a better cyber posture in their organization. We provide a full range of cybersecurity consulting and related services, encompassing all three pillars of compliance, cybersecurity, and culture. Our services include secured managed services, compliance services, security operations center (“SOC”) services, virtual Chief Information Security Officer (“vCISO”) services, incident response, certified forensics, technical assessments, and cybersecurity training. We believe that culture is the foundation of every successful cybersecurity and compliance program. To deliver that outcome, we developed our unique offering of MCCP+ (“Managed Compliance & Cybersecurity Provider + Culture”), which is the only holistic solution that provides all three of these pillars under one roof from a dedicated team of subject matter experts. In contrast to the majority of cybersecurity firms that are focused on a specific technology or service, we seek to differentiate ourselves by remaining technology agnostic, focusing on accumulating highly sought-after topic experts. We continually seek to identify and acquire cybersecurity talent to expand our service scope and geographical coverage to provide the best possible service for our clients. We believe that bringing together a world-class team of technological experts with multi-faceted expertise in the critical aspects of cybersecurity is key to providing technology agnostic solutions to our clients in a business environment that has suffered from a chronic lack of highly skilled professionals, thereby setting us apart from competitors and in-house security teams. Our goal is to create a culture of security and to help quantify, define, and capture a return on investment from information technology and cybersecurity spending. Our brand rallies around the battle cry: “Cybersecurity is a Culture, not a Product.”

Corporate and Acquisition History

We were formed on March 5, 2019 as a Delaware corporation. Our principal offices are located at 6900 East Camelback Road, Suite 240, Scottsdale, Arizona 85251.

On April 1, 2019, we acquired GenResults. GenResults was established on June 22, 2015. Prior to our acquisition of GenResults, GenResults was wholly owned by an entity affiliated with David G. Jemmett, our Chief Executive Officer and a director of our company. Due to the companies being under common control, we accounted for the acquisition as a reorganization.

On April 12, 2019, we consummated a transaction whereby VCAB Six Corporation, a Texas corporation, (“VCAB”) merged with and into us (the “VCAB Merger”). At the time of the VCAB Merger, VCAB was subject to a bankruptcy proceeding and had minimal assets, no equity owners, and no liabilities, except for approximately 1,500 holders of Class 5 Allowed General Unsecured Claims and a holder of allowed administrative expenses (collectively the “Claim Holders”). Pursuant to the terms of the VCAB Merger, and in accordance with the bankruptcy plan, we issued an aggregate of 2,000,000 shares of our common stock (the “Plan Shares”) to the Claim Holders as full settlement and satisfaction of their respective claims. As provided in the bankruptcy plan, the Plan Shares were issued pursuant to Section 1145 of the United States Bankruptcy Code. As a result of the VCAB Merger, the separate corporate existence of VCAB was terminated. We entered into the VCAB Merger to increase our stockholder base to, among other things, assist us in satisfying the listing standards of a national securities exchange.

On October 1, 2019, we entered into an agreement and plan of merger with TalaTek (the “TalaTek Merger”) pursuant to which TalaTek became our wholly owned subsidiary. Under the TalaTek Merger, all issued and outstanding units representing membership interests in TalaTek were converted into an aggregate of 6,200,000 shares of our common stock.

On October 2, 2019, we filed a registration statement on Form 10-12G with the SEC to effect registration of our common stock, par value $0.00001 per share, under the Exchange Act. The registration statement became effective on December 1, 2019.

On May 25, 2020, we entered into a stock purchase agreement with Techville and its sole shareholder, pursuant to which we acquired all of the issued and outstanding common stock of Techville (the “Techville Acquisition”) (see Note 3).

On August 1, 2020, we entered into a stock purchase agreement with Clear Skies and its equity holders, pursuant to which we acquired all of the issued and outstanding equity securities of Clear Skies (the “Clear Skies Acquisition”) (see Note 3).

On December 16, 2020, we entered into an agreement and plan of merger with Alpine and its sole member, pursuant to which Alpine became our wholly owned subsidiary (the “Alpine Acquisition”) (see Note 3).

On October 1, 2021, we entered into a stock purchase agreement with ATS, ATE, James Montagne as the sole shareholder of ATS, and James Montagne and Miriam Montagne, as the sole shareholders of ATE (the “Shareholders”) (see Note 3).

On October 8, 2021, we entered into a merger agreement with RED74 and Ticato Holdings, Inc., a New Jersey corporation (“Ticato”), and Tim Coleman, as sole shareholder of Ticato. Tim Coleman and Ticato were the sole shareholders of RED74 (see Note 3).

On July 26, 2021, we entered into an agreement and plan of merger with VelocIT, pursuant to which VelocIT became a wholly owned subsidiary of our company (see Note 3).

On December 1, 2021, we entered into a stock purchase agreement with Arkavia and all of the owners of Arkavia, pursuant to which we acquired all of the issued and outstanding equity securities of Arkavia (the “Arkavia Acquisition”) (see Note 3).

On January 5, 2022, we entered into a stock purchase agreement (the “True Digital Stock Purchase Agreement”) with certain stockholders of True Digital and an agreement and plan of merger (the “True Digital Merger Agreement”) with True Digital and certain of its other stockholders. On January 19, 2022, the transactions contemplated by the True Digital Stock Purchase Agreement and the True Digital Merger Agreement were consummated, with True Digital becoming a wholly owned subsidiary of our company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of our management, who is responsible for their integrity and objectivity. We operate in one business segment, which is cybersecurity.

Consolidation

The consolidated financial statements include the accounts of our company and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the financial statements for the year ended December 31, 2020 to conform to the financial statement presentation for the year ended December 31, 2021. These reclassifications had no effect on net loss or cash flows as previously reported.

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the accompanying consolidated financial statements. Significant estimates include the allowance for doubtful accounts, the carrying value of intangible assets and goodwill, deferred tax asset and valuation allowance, the estimated fair value of assets acquired, liabilities assumed and stock issued in business combinations, and assumptions used in the Black-Scholes-Merton pricing model, such as expected volatility, risk-free interest rate, share price, and expected dividend rate.

Revenue

Our revenue is derived from two major types of services to clients: security managed services and professional services. With respect to Security Managed Services, we provide culture education and enablement, tools and technology provisioning, data and privacy monitoring, regulations and compliance monitoring, remote infrastructure administration, and cybersecurity services including, but not limited to, antivirus and patch management. With respect to Professional Services, we provide cybersecurity consulting, compliance auditing, vulnerability assessment and penetration testing, and disaster recovery and data backup solutions.

Security Managed Services

We have four distinct revenue streams under security managed services: compliance, secured managed services, SOC managed services, and vCISO. We derive revenue from compliance by ensuring our customers are implementing the right controls, properly prioritizing risks, and investing in the appropriate remediation, so our customers can achieve compliance, adhere to industry standards and guidelines, and manage continuous monitoring over time. We derive revenue from secured managed services through security focused end-to-end network and device management solutions for companies that want to outsource their administration needs to a team of senior engineers who provide modern strategy, insights, and support. We derive revenue from SOC managed services by offering SOC-as-a-service, which is a subscription-based service that manages and monitors clients’ logs, devices, clouds, network, and assets for possible cyber threats. We derive revenue from vCISO when corporations are in need of cybersecurity services, but many do not have the capital resources or knowledge base to hire a Chief Information Security Officer. We offer this service to companies on an ongoing managed service basis as a resource to augment their management team. vCISO services include road mapping the future state for the client and providing our knowledgeable expertise to help them achieve their security needs.

Performance Obligations

Our contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We have determined the performance obligations for the following services:

Compliance: We have determined that services provided under compliance contains a single performance obligation. We recognize revenue as earned based on time and material.

Secured Managed Services: We consider these services to be one performance obligation, although they may include various parts (e.g., support desk, vulnerability identification and patching, firewall management, etc. (referred to generally as the “parts”)). These parts are not viewed as being distinct, but rather a collection of interrelated parts that are combined to fill a functional need over a period of time (annual managed IT service). As such, the parts are not viewed as distinct as the parts are not separable in the contract. We bill the client on a monthly basis under the annual contract, and revenue is recognized as earned ratably over the contract term.

SOC Managed Services: We have determined that SOC managed services is viewed by our company as one performance obligation, although it may include various parts (e.g., architecture, design, security, etc. (referred to generally as the “parts”)). This position is based on the fact that these various parts are not viewed as being distinct. Revenue is recognized as earned ratably over the contract term.

vCISO: We have determined that SOC managed services is viewed by our company as one performance obligation, although it may include various parts (e.g., strategy, advisory, and oversight (referred to generally as the “parts”)). This position is based on the fact that these various parts are not viewed as being distinct. Revenue is recognized as earned based on time and materials.

Professional Services

We have four distinct revenue streams under professional services: technical assessments, incident response and forensics, training, and other cybersecurity services. We derive revenue from technical assessments by utilizing the same tools and techniques a malicious cybercriminal would use to try to gain unauthorized access to highly guarded corporate systems and data to evaluate technical controls and quantify business risks in a meaningful way. We derive revenue from incident response and forensics by providing our customers with certified experts experienced in locating and neutralizing threat actors who have breached their environments. Our team is able to identify and contain a cyberattack quickly, implement patches or configuration changes to prevent re-infection, perform forensic analysis to determine root cause, and provide a plan of attack for improvements that will prevent a similar attack from succeeding in the future. We derive revenue from training by offering cybersecurity awareness training required under most compliance frameworks, and recommended as a best practice under National Institute of Standards and Technology standards, to help reduce the risk of a successful cyber-attack. We derive revenue from other cybersecurity services for hardware and software for customers IT infrastructure along with occasional staffing services.

Performance Obligations

Our contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We have determined the performance obligations for the following services:

Technical Assessments: We have determined that a technical assessment is viewed by our company as one performance obligation. Revenue is recognized at a point in time when the result of the assessment is turned over to the customer.

Incident Response and Forensics: We consider these services to be one performance obligation, although they may include various parts (e.g., determine the source, cause, and prevention of recurrence etc. (referred to generally as the “parts”)). These parts are not viewed as being distinct. We recognize revenue as earned based on time and material.

Training: We have determined that services provided under compliance contains a single performance obligation. We recognize revenue as earned based on time and material.

Other Cybersecurity Services: We have determined that services provided under other cyber security is comprised of hardware and software sales and contains a single performance obligation. We recognize revenue on delivery of equipment to the client. The staffing services offered contains a single performance obligation based on time and materials and revenue is recognized as invoices are approved and generated.

Disaggregated Revenue

Revenue consisted of the following by service offering for the year ended December 31, 2021:

	Security Managed Services	Professional Services	Total
Primary Sector Markets
Public	$3,389,899	$44,579	$3,434,478
Private	8,052,315	3,226,641	11,278,956
Not-for-profit	355,505	73,620	429,125
	$11,797,719	$3,344,840	$15,142,559

Major Service Lines
Compliance	$4,234,839	$-	$4,234,839
Secured managed services	6,990,306	-	6,990,306
SOC managed services	375,644	-	375,644
vCISO	196,930	-	196,930
Technical assessments	-	2,641,171	2,641,171
Incident response and forensics	-	523,080	523,080
Training	-	149,529	149,529
Other cybersecurity services	-	31,060	31,060
	$11,797,719	$3,344,840	$15,142,559

Revenue consisted of the following by service offering for the year ended December 31, 2020:

	Security Managed Services	Professional Services	Total
Primary Sector Markets
Public	$3,390,166	$5,068	$3,395,234
Private	1,823,530	1,867,659	3,691,189
Not-for-profit	145,405	9,000	154,405
	$5,359,101	$1,881,727	$7,240,828

Major Service Lines
Compliance	$3,446,157	$-	$3,446,157
Secured managed services	1,340,468	-	1,340,468
SOC managed services	496,050	-	496,050
vCISO	76,426	-	76,426
Technical assessments	-	801,055	801,055
Incident response and forensics	-	750,069	750,069
Training	-	97,706	97,706
Other cybersecurity services	-	232,897	232,897
	$5,359,101	$1,881,727	$7,240,828

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. Receivables are unsecured and non-interest bearing. We provide for allowances for doubtful receivables based on our estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. We write off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of December 31, 2021 and 2020, our allowance for doubtful accounts was $77,811 and $40,000, respectively.

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

Impairment of Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. During the year ended December 31, 2021, we recognized a loss on impairment of goodwill of $22,078,064 (see Note 6). During the year ended December 31, 2020, we did not record a loss on impairment.

Intangible Assets

We record its intangible assets at estimated fair value in accordance with Accounting Standards Code (“ASC”) 350, Intangibles – Goodwill and Other. Finite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

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

Advertising and Marketing Costs

We expense advertising and marketing costs as they are incurred. Advertising and marketing expenses were $435,016 and $150,236 for the years ended December 31, 2021 and 2020, respectively, and are recorded in operating expenses on the consolidated statements of operations.

Fair Value Measurements

As defined in ASC 820, Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

Level 3:	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The significant unobservable inputs used in the fair value measurement for nonrecurring fair value measurements of long-lived assets include pricing models, discounted cash flow methodologies and similar techniques.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and accrued expenses, and other current liabilities approximate their fair values using Level 3 inputs, based on the short-term maturity of these instruments. The carrying amount of notes payable approximate the estimated fair value for this financial instrument as management believes that such debt and interest payable on the notes approximates our incremental borrowing rate. The long-lived assets (i.e., goodwill and intangible assets) were valued utilizing Level 3 inputs. Significant unobservable inputs used in fair value measurement of the intangible assets include projected revenue, gross profit and operating expenses, income tax rates, discount rates, royalty rates, and attrition rates.

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All outstanding options are considered potentially outstanding common stock. The dilutive effect, if any, of stock options is calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options and shares issuable upon conversion have been excluded from our computation of net loss per common share for the years ended December 31, 2021 and 2020.

The following tables summarize the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to our net loss position even though the exercise price could be less than the average market price of the common shares:

	December 31, 2021	December 31, 2020

Stock options	31,372,148	24,573,700
Convertible debt	300,000	1,500,000
Total	31,672,148	26,073,700

Stock-Based Compensation

We apply the provisions of ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the statements of operations.

For stock options issued to employees and members of our Board of Directors for their services, we estimate the grant date fair value of each option using the Black-Scholes-Merton option pricing model. The use of the Black-Scholes-Merton option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, we recognize stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised. Due to our company’s limited history and lack of public market for its common stock, we used the average of historical share prices of similar companies within its industry to calculate volatility for use in the Black-Scholes-Merton option pricing model.

Pursuant to Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, we account for stock options issued to non-employees for their services in accordance with ASC 718. We use valuation methods and assumptions to value the stock options that are in line with the process for valuing employee stock options noted above.

Leases

Leases in which our company is the lessee are comprised of corporate offices and property and equipment. All of the leases are classified as operating leases. We lease multiple office spaces with a remaining weighted average term of 1.47 years. We lease a vehicle with a remaining term of 0.5 years.

Right-of-use (“ROU”) assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that we will exercise that option.

In accordance with ASC 842, Leases, we recognized a ROU asset and corresponding lease liability on its consolidated balance sheet for long-term office leases and a vehicle operating lease agreement. See Note 13 – Leases for further discussion, including the impact on our consolidated financial statements and related disclosures.

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

We utilize ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. We account for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At December 31, 2021 and 2020, our net deferred tax asset has been fully reserved.

For uncertain tax positions that meet a “more likely than not” threshold, we recognize the benefit of uncertain tax positions in the consolidated financial statements. Our practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the consolidated statements of operations when a determination is made that such expense is likely.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The JOBS Act does not preclude an emerging growth company from early adopting new or revised accounting standards. We expect to use the extended transition period for any new or revised accounting standards during the period which we remain an emerging growth company.

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and Contracts in an Entity’s Own Entity. The ASU simplified the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The standard eliminates the liability and equity separation model for convertible instruments with a beneficial or cash conversion feature. As a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Additionally, the embedded conversion feature will no longer be amortized into income as interest expense over the instrument’s life. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, the standard requires applying the if-converted method to calculate convertible instruments’ impact on diluted earnings per share (“EPS”). The standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. It can be adopted on either a full retrospective or modified retrospective basis. We adopted this standard on January 1, 2021 on a modified retrospective basis. The adoption of this standard did not have a material effect on the consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the Emerging Issues Task Force). The ASU requires issuers to account for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. Under the ASU, an issuer determines the accounting for the modification or exchange based on whether the transaction was done to issue equity, to issue or modify debt, or for other reasons. The ASU is applied prospectively and is effective for us for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that adopting this standard will have on the consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with ASC Topic 606 as if the acquirer had originated the contracts. The ASU is applied prospectively and is effective for us for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that adopting this standard will have on the consolidated financial statements.

NOTE 3 – ACQUISITIONS4

2020 Acquisitions

Technologyville, Inc. Acquisition

On May 25, 2020, we entered into a stock purchase agreement with Techville and its sole shareholder, pursuant to which we acquired all of the issued and outstanding common stock of Techville (the “Techville Acquisition”). Under the terms of the Techville Acquisition, all issued and outstanding common stock of Techville was exchanged for an aggregate of 3,392,271 shares of our common stock.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the transaction date:

Consideration paid	$1,356,908

Tangible assets acquired:
Cash	65,037
Accounts receivable	80,289
Vehicle	58,693
Total tangible assets	204,019

Intangible assets acquired:
Tradename - trademarks	330,300
IP/Technology	224,000
Customer base	164,000
Non-competes	32,800
Total intangible assets	751,100

Assumed liabilities:
Line of credit	33,705
Accrued expenses	117,742
Loan payable	50,896
Other liabilities	1,128
Total assumed liabilities	203,471

Net assets acquired	751,648

Goodwill (a)	$605,260

(a)	Goodwill is not deductible for tax purposes.

Clear Skies Security LLC Acquisition

On August 1, 2020, we entered into a stock purchase agreement with Clear Skies and its equity holders, pursuant to which we acquired all of the issued and outstanding equity securities of Clear Skies (the “Clear Skies Acquisition”). Under the terms of the Clear Skies Acquisition, all issued and outstanding equity securities in Clear Skies were exchanged for an aggregate of 2,330,000 shares of our common stock.

4 Note to CISO: We revised acquisition descriptions to be consistent with other disclosures herein, such as the Business section.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the transaction date:

Consideration paid	$932,000

Tangible assets acquired:
Cash	189,143
Accounts receivable	189,150
Total tangible assets	378,293

Intangible assets acquired:
Tradename - trademarks	175,000
IP/Technology	175,000
Non-competes	20,300
Total intangible assets	370,300

Assumed liabilities:
Accounts payable	21,340
Loan payable	134,200
Member distributions	297,451
Total assumed liabilities	452,991

Net assets acquired	295,602

Goodwill (a)	$636,398

(a)	Goodwill is not deductible for tax purposes.

Alpine Security, LLC Acquisition

On December 16, 2020, we entered into an agreement and plan of merger with Alpine and its sole member, pursuant to which Alpine became our wholly owned subsidiary (the “Alpine Acquisition”). Under the terms of the Alpine Acquisition, all issued and outstanding membership units in Alpine were exchanged for an aggregate of 900,000 shares of our common stock.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the transaction date:

Consideration paid	$1,845,000

Tangible assets acquired:
Cash	31,366
Accounts receivable	98,168
Property and equipment	24,503
Total tangible assets	154,037

Intangible assets acquired:
Tradename - trademarks	117,300
IP/Technology	93,000
Customer base	14,000
Non-competes	5,700
Total intangible assets	230,000

Loans payable	151,051
Accrued expenses	95,118
Total assumed liabilities	246,169

Net assets acquired	137,868

Goodwill (a)	$1,707,132

(a)	Goodwill is not deductible for tax purposes.

2021 Acquisitions

Catapult Acquisition Corporation

On July 26, 2021, we entered into an agreement and plan of merger with VelocIT, pursuant to which VelocIT became a wholly owned subsidiary of our company. All issued and outstanding shares of common stock of VelocIT were converted into the right to receive an aggregate of up to 2,566,778 shares of common stock, subject to a holdback of 256,678 shares of our common stock. In addition, the Company issued replacement options to various VelocIT employees to purchase and aggregate of 1,542,251 shares of the Company’s common stock with a fair value of $6,861,203 which was included in the purchase price of the transaction. The acquisition of VelocIT provided the Company potential sales synergies resulting from the Company’s access to VelocIT’s current client-base to offer additional services. The transaction closed on August 12, 2021.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the transaction date:

Consideration paid	$20,465,150

Tangible assets acquired:
Cash	270,397
Accounts receivable	649,810
Prepaid expenses	26,282
Property and equipment	24,862
IT assets	10,780
Total tangible assets	982,131

Intangible assets acquired:
Tradename - trademarks	542,800
Intellectual property	355,000
Non-competes	59,100
Total intangible assets	956,900

Assumed liabilities:
Accounts payable	351,190
Accrued expenses	192,034
Loans payable	549,507
SBA loan payoff	1,056,960
Total assumed liabilities	2,149,691

Net liabilities acquired	210,660

Goodwill (a)	$20,675,810

(a)	Goodwill is not deductible for tax purposes.

Atlantic Technology Systems, Inc. Acquisition

On October 1, 2021, we entered into a stock purchase agreement with ATS, ATE, James Montagne as the sole shareholder of ATS, and James Montagne and Miriam Montagne, as the sole shareholders of ATE (the “Shareholders”). Pursuant to the agreement, we purchased from the Shareholders all of the outstanding shares of ATE and ATS. The aggregate purchase price for the shares was 200,000 shares of our common stock and $75,000 in cash. Furthermore, the Shareholders shall receive an additional 100,000 shares of our common stock based upon Atlantic achieving certain revenue and earnings thresholds and an additional $150,000 in cash upon our listing to a national exchange. The acquisition of Atlantic provided the Company potential sales synergies resulting from the Company’s access to Atlantic’s current client-base to offer additional services. At December 31, 2021, the Company noted that Atlantic would not achieve the certain revenue and earnings threshold for additional equity consideration and, therefore, was not included in the transaction price.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the transaction date:

Consideration paid	$1,260,000

Tangible assets acquired:
Cash	30,612
Accounts receivable	20,778
Prepaid expenses	4,311
Inventory	15,425
Property and equipment	54,023
Total tangible assets	125,149

Intangible assets acquired:
Tradename - trademarks	115,500
Intellectual property	29,000
Non-competes	18,800
Total intangible assets	163,300

Assumed liabilities:
Accounts payable	4,314
Accrued expenses	3,212
Total assumed liabilities	7,526

Net assets acquired	280,923

Goodwill (a)	$979,077

(a)	Goodwill is the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. Goodwill is not deductible for tax purposes.

RED74 LLC Acquisition

On October 8, 2021, we entered into a merger agreement with RED74 and Ticato Holdings, Inc., a New Jersey corporation (“Ticato”), and Tim Coleman, as sole shareholder of Ticato. Tim Coleman and Ticato were the sole shareholders of RED74. Pursuant to the agreement, the merger became effective at such time as a certificate of merger was accepted by the Secretary of State of New Jersey, or November 9, 2021 (the “Effective Time”). All shares of RED74 issued and outstanding immediately prior to the Effective Time were converted into the right to receive an aggregate of 340,000 shares of our common stock and $50,000 in cash, subject to a 10% holdback. In the event that no claim is made by any Cerberus Indemnitee (as defined in the merger agreement) within one year from the closing, then we shall pay the entire amount of the 10% holdback to Tim Coleman.

RED74 provides secured managed services and key IT security management expertise to small-to-mid-market businesses in New Jersey. RED74 focuses primarily on clients within two industry verticals: financial services and distribution/warehouse management. RED74 offers strategic solutions that address the specific needs of these smaller enterprises made possible by their experienced and personable staff and industry-leading technology processes. Its experienced staff members are well-versed in either partial or total secured managed solutions for businesses. RED74 has a single office location in Pennington, New Jersey and supports clients in New Jersey, Manhattan, and Eastern Pennsylvania.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the transaction date:

Consideration paid	$2,158,000

Tangible assets acquired:
Cash	115,855
Accounts receivable	115,612
Other assets	81,844
Property and equipment	1,539
Total tangible assets	314,850

Intangible assets acquired:
Tradename - trademarks	328,900
Intellectual property	70,000
Customer base	279,000
Non-competes	42,500
Total intangible assets	720,400

Assumed liabilities:
Accounts payable	36,119
Accrued expenses	12,249
Total assumed liabilities	48,368

Net assets acquired	986,882

Goodwill (a)	$1,171,118

(a)	Goodwill is not deductible for tax purposes.

Southford Equities, Inc. (Arkavia) Acquisition

On December 1, 2021, we entered into a stock purchase agreement with Arkavia and all of the owners of Arkavia, pursuant to which we acquired all of the issued and outstanding equity securities of Arkavia (the “Arkavia Acquisition”). Under the terms of the Arkavia Acquisition, all of the issued and outstanding equity securities of Arkavia were exchanged for an aggregate of 2,914,000 shares of our common stock.

Arkavia, a cybersecurity services company headquartered in Santiago, Chile, is oriented to solve problems with the best technological alternatives and their recognized IT Engineering services. Founded in 2010, Arkavia provides consulting, delivery, managed security service provider, and network monitoring services to a diversified client base throughout South America. With years of experience backed by multiple certifications of its specialists, Arkavia’s customers include multiple leading brands in the market in each important business segment.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the transaction date:

Consideration paid	$14,570,000

Tangible assets acquired:
Cash	1,753,193
Accounts receivable	744,400
Inventory	1,210,442
Prepaids	465,791
Other receivables	1,067,477
Property and equipment	1,424,760
Total tangible assets	6,666,063

Intangible assets acquired:
Tradename - trademarks	811,100
Intellectual property	460,000
Customer base	987,000
Non-competes	313,000
Total intangible assets	2,571,100

Assumed liabilities:
Accounts payable	1,125,396
Accrued liabilities	460,496
Other	98,268
Long-term debt	5,156,228
Total assumed liabilities	6,840,388

Net assets acquired	2,396,775

Goodwill (a)	$12,173,225

(a)	Goodwill is not deductible for tax purposes.

Unaudited Pro Forma Financial Information

The following unaudited pro forma information presents the consolidated results of operations of our company, VelocIT, Atlantic, RED74, and Arkavia as if the acquisitions consummated on August 12, 2021, October 1, 2021, November 9, 2021, and December 1, 2021, respectively, had been consummated on January 1, 2020. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2021 acquisitions and does not include operational or other charges which might have been affected by us. The unaudited pro forma information for the years ended December 31, 2021 and 2020 presented below is for illustrative purposes only and is not necessarily indicative of the results that would have been achieved or results that may be achieved in the future:

	Year Ended December 31,	Year Ended December 31,
	2021	2020
	(unaudited)	(unaudited)
Net revenue	$28,441,648	$26,949,996
Net loss	$(30,723,427)	$(23,040,252)

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	December 31, 2021	December 31, 2020

Prepaid expenses	$453,498	$124,874
Prepaid taxes	231,014	3,524
Prepaid insurance	46,751	13,746
Deferred interest	229,702	-
Total prepaid expenses and other current assets	$960,965	$142,144

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2021	December 31, 2020

Computer equipment	$495,235	$-
Building	1,047,020	-
Leasehold improvements	109,626	-
Vehicle	63,052	63,052
Furniture and fixtures	33,358	6,224
Software	210,221	10,092
	1,958,512	95,103
Less: accumulated depreciation	(102,466)	(14,473)
Property and equipment, net	$1,856,046	$80,630

Total depreciation expense was $87,993 and $13,715 for the years ended December 31, 2021 and 2020, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

At December 31, 2021, we engaged a third-party valuation firm to assist in performing a quantitative assessment to determine whether it was more likely than not that the carrying value of goodwill in our reporting units was impaired as of December 31, 2021. We deem the Company to be one reporting unit. The fair value estimates for the reporting unit was based on a blended analysis of the present value of future cash flows and the market value approach. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows, and the long-term rate of growth. The significant estimates used in the market approach model included identifying public companies engaged in businesses that are considered comparable to those of the reporting unit and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The excess of the reporting unit’s carrying value over the estimate of the fair value was recorded as goodwill impairment of $22,078,064.

The following table summarizes the changes in goodwill during the years ended December 31, 2021 and 2020, respectively:

Balance December 31, 2019	$922,579
Acquisition of goodwill	3,178,790
Impairment	-
Balance December 31, 2020	4,101,369
Acquisition of goodwill	34,999,230
Impairment	(22,078,064)
Reclassification based on valuation report(1)	(230,000)
Ending balance, December 31, 2021	$16,792,535

(1)	During the year ended December 31, 2021, we obtained a third-party valuation for the December 16, 2020 acquisition of Alpine. As such, the purchase price allocation disclosed in our Annual Report in Form 10-K for December 31, 2020, filed on March 31, 2021, changed and, therefore, goodwill changed.

The following table summarizes the identifiable intangible assets as of December 31, 2021 and 2020:

	Useful life	2021	2020
Tradenames – trademarks	Indefinite	$3,010,100	$1,094,500
Customer base	15 years	1,650,000	370,000
Non-compete agreements	2 years	675,500	236,400
Intellectual property/technology	10 years	1,528,000	521,000
		6,863,600	2,221,900
Less accumulated amortization		(323,331)	(116,468)
Total		$6,540,269	$2,105,432

The weighted average useful life remaining of identifiable amortizable intangible assets remaining is 10.13 years as of December 31, 2021.

Accumulated amortization was as follows for the years ended December 31, 2021 and 2020.

	Tradenames - Trademarks	Customer Base	Non-Compete Agreements	Intellectual Property/Technology	Accumulated Amortization
Balance as of January 1, 2020	$-	$3,433	$9,165	$3,050	$15,648
Amortization expense	-	20,111	49,610	31,100	100,821
Balance as of December 31, 2020	-	23,544	58,775	34,150	116,469
Amortization expense	-	33,717	95,878	77,267	206,862
Balance as of December 31, 2021	$-	$57,261	$154,653	$111,417	$323,331

Amortization expense of identifiable intangible assets for the years ended December 31, 2021 and 2020, was $206,862 and $100,821, respectively.

The below table summarizes the future amortization expense as of December 31, 2021 for the next five years and thereafter:

2022	$532,610
2023	486,339
2024	290,295
2025	262,800
2026	262,800
Thereafter	1,695,325
$3,530,169

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following amounts:

	December 31, 2021	December 31, 2020

Accounts payable	$1,700,260	$328,368
Accrued payroll	482,588	39,670
Accrued expenses	513,718	417,832
Accrued interest – related party	12,500	23,934
Total accounts payable and accrued expenses	$2,709,066	$809,804

Note 8 - RELATED PARTY TRANSACTIONS

Note Payable – Related Party

On December 31, 2018, GenResults entered into an unsecured note payable with Jemmett Enterprises, LLC, an entity controlled by our majority stockholder, in the original principal amount of $200,000. The note had an original maturity date of June 30, 2020 and had an interest rate of 6% per annum. On June 29, 2020, the note payable was extended to July 30, 2021. The outstanding principal balance of this loan was zero and $59,787 as of December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, we recorded accrued interest of $0 and $23,934, respectively, with respect to this note payable. We recorded interest expense of $4,595 and $12,812 during the years ended December 31, 2021 and 2020, respectively.

Convertible Note Payable – Related Party

On December 23, 2020, we issued an unsecured convertible note to Hensley & Company in the principal amount of $3,000,000 bearing an interest rate at 6% per annum payable at maturity with a maturity date of December 31, 2021, with a conversion price of $2.00 per share. The outstanding principal balance of this loan was $3,000,000 at December 31, 2020 (see Note 12).

On December 31, 2021, Hensley & Company converted the principal amount of $3,000,000 for 1,500,000 shares of our common stock at a conversion price of $2.00 per share (see Note 9).

Convertible Note Payable, Consulting, and Stock Payable – Related Party

On November 1, 2021, we entered into a two-year consulting agreement with Smile on Fridays LLP (“Smile”) pursuant to which Smile will represent us as the Chief Marketing Officer. Upon execution of the agreement, we were to issue a total of 432,000 shares of our restricted common stock, valued at $2,311,200. The shares shall be deemed vested and earned to 25% upon the execution of the agreement and 25% at the beginning of each subsequent six-month period. As of December 31, 2021, 108,000 shares of our restricted stock have been issued (see Note 9).

On January 16, 2020, we entered into a consulting agreement, with Eskenzi PR Limited (“Eskenzi”), whose sole owner is also the sole owner of Smile, pursuant to which Eskenzi will provide various marketing and public relations services to us. The initial term of the agreement was for twelve months and automatically renews for an additional twelve months unless either we or Eskenzi provides at least three months advance written notice of termination.

Upon execution of the agreement, we were to issue 120,000 shares of our restricted common stock, valued at $48,000 to Eskenzi. As of December 31, 2020, these shares had yet to be issued. As such, we recorded a stock payable in the amount of $0 and $46,000 representing the fair value of services performed during the years ended December 31, 2021 and 2020, respectively.

On January 1, 2021, we entered into a two-year consulting agreement with Smile, pursuant to which Smile will provide marketing and public relations services to us. Upon execution of the agreement, we were to issue a total of 312,000 shares of our restricted common stock, valued at $639,600. As of December 31, 2021, 52,000 shares of our common stock have been issued (see Note 9).

On October 27, 2021, we issued to Neil Stinchcombe, the sole owner of Smile, a convertible note in the principal amount of $1,500,000 bearing an interest rate of 5% per annum payable at maturity with an original maturity date of January 27, 2022, with a conversion price of $5.00 per share. Pursuant to the note, the maturity date, at the Company’s election, was extended to April 22, 2022. On March 10, 2022, we entered into an amendment to the note pursuant to which the maturity date was extended to October 27, 2022. The outstanding principal of this note was $1,500,000 on December 31, 2021. On December 31, 2021, we recorded accrued interest of $12,500 with respect to this note. We recorded interest expense of $12,500 during the year ended December 31, 2021.

Note Receivable – Related Party

During the year ended December 31, 2021, Arkavia provided cash infusions to a related party to fund an intended wholly-owned subsidiary, Arkavia Peru, for start-up and operational costs. As of December 31, 2021, the subsidiary has yet to be incorporated and as such, Arkavia has recorded the amount as a receivable. The amount outstanding at December 31, 2021, is $1,090,903, and is considered short-term and non-interest bearing.

Note 9 - STOCKHOLDERS’ EQUITY

Equity Transactions

During the year ended December 31, 2020, we issued an aggregate of 350,000 and 495,200 shares of common stock with a fair value of $0.40 and $2.00 per share, respectively, to investors for cash proceeds of $1,131,009.

During the year ended December 31, 2021, we issued 1,625,000 shares of common stock with a fair value of $2.00 per share to investors for cash proceeds of $3,250,000.

During the year ended December 31, 2021, we issued an aggregate of 392,900 shares of common stock with a fair value of $2.05 per share to a related party consultant for services rendered.

On December 31, 2021, we issued an aggregate of 1,500,000 shares of common stock for the conversion of a convertible note of $3,000,000 (see Note 8).

Note 10 – STOCK-BASED COMPENSATION

We account for our stock-based compensation in accordance with the fair value recognition provisions of ASC 718.

2019 Equity Incentive Plan

Our Board of Directors approved our 2019 Equity Incentive Plan (the “2019 Plan”) on June 6, 2019, and our stockholders holding a majority of the outstanding shares of our common stock approved and adopted the 2019 Plan. The maximum number of shares of our common stock that may be issued under our 2019 Plan is 25,000,000 shares. The 2019 Plan has a term of ten years from the date it was adopted. Shares issued under the 2019 Plan shall be made available from (i) authorized but unissued shares of common stock, (ii) common stock held in our treasury, or (iii) previously issued shares of common stock reacquired by us, including shares purchased on the open market.

Options

We granted options for the purchase of 11,091,691 shares of common stock during the year ended December 31, 2021.

We granted options for the purchase of 10,593,700 shares of common stock during the year ended December 31, 2020.

In applying the Black-Scholes option pricing model to stock options granted, we used the following assumptions:

	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020
Risk free interest rate	0.42% - 1.34%	0.21% - 1.67%
Contractual term (years)	5.00 – 10.00	3.00 – 10.00
Expected volatility	73.43% - 85.22%	71.51% - 74.28%

The weighted average grant date fair value of options issued and vested during the year ended December 31, 2021 was $12,472,505 and $2,136,509, respectively.

The weighted average grant date fair value of options issued and vested during the year ended December 31, 2020 was $2,030,144 and $776,925, respectively.

Compensation-based stock option activity for qualified and nonqualified stock options is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2020	17,245,000	$0.46
Granted	10,593,700	1.43
Exercised	-	-
Expired or cancelled	(3,265,000)	0.53
Outstanding at December 31, 2020	24,573,700	0.86
Granted	11,091,691	3.60
Exercised	(100,000)	0.50
Expired or cancelled	(4,193,243)	0.83
Outstanding at December 31, 2021	31,372,148	$1.84

The following table summarizes information about options to purchase shares of our common stock outstanding and exercisable at December 31, 2021:

		Weighted-Average
Exercise Prices	Outstanding Options	Remaining Life In Years	Weighted-Average Exercise Price	Number Exercisable

$0.38	2,833,333	2.62	$0.38	2,833,333
0.40	3,600,000	2.56	0.40	3,600,000
0.50	9,014,424	3.09	0.50	7,173,190
1.40	1,417,251	5.64	1.40	1,371,145
2.00	6,107,700	3.89	2.00	1,393,473
2.05	1,552,000	4.28	2.05	247,500
3.05	170,000	4.57	3.05	-
3.60	155,000	4.58	3.60	-
4.00	624,340	4.55	4.00	-
5.00	5,803,100	9.77	5.00	34,000
6.75	95,000	4.57	6.75	-
	31,372,148	4.60	$1.84	16,652,642

The compensation expense attributed to the issuance of the options is recognized ratably over the vesting period.

Options granted under the 2019 Plan are exercisable for a specified period, generally five to ten years from the grant date, and generally vest over three to four years from the grant date.

Total compensation expense related to the options was $7,802,096 and $1,533,777 for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the Company attributed $2,132,554 and $5,669,542 of compensation expense related to the options to cost of payroll and selling, general and administrative expenses, respectively, on the consolidated statement of operations. As of December 31, 2021, there was future compensation expense of $30,481,049 with a weighted average recognition period of 2.26 years related to the options.

The aggregate intrinsic value totaled $96,269,656 and $71,776,022, for total outstanding and exercisable options, respectively, was based on our estimated fair value of the common stock of $5.00 as of December 31, 2021, which is the aggregate fair value of the common stock that would have been received by the option holders had all option holders exercised their options as of that date, net of the aggregate exercise price.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Maxim Settlement Agreement

On October 27, 2020, we entered into an advisory agreement (the “Advisory Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the parties agreed to certain compensation obligations in the form of our common stock, cash and future rights. Certain disputes arose between the parties regarding the duties and obligations pursuant to the Advisory Agreement, resulting in the parties agreeing to enter into a settlement and release agreement on January 13, 2022 (see Note 16). As a result, we recorded a settlement liability at December 31, 2021 of $470,000 on the statement of operations. Subsequent to December 31, 2021, the Company issued 400,000 shares of common stock, with a fair value of $5.00 per share, pursuant to the settlement.

Legal Claims

There are no material pending legal proceedings in which we or any of our subsidiaries is a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of its voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

NOTE 12 – LOANS PAYABLE, CONVERTIBLE NOTE PAYABLE AND LINES OF CREDIT

Lines of Credit

TalaTek, Inc.

On July 29, 2019, TalaTek entered into a secured line of credit with SunTrust Bank (“SunTrust”) for $500,000. The line of credit bears interest at LIBOR plus 2.25%. The line of credit is an open-end revolving line of credit and may be terminated at any time by SunTrust without notice to TalaTek. At December 31, 2021 and 2020, no amounts were drawn on the line of credit.

Technologyville, Inc.

On August 2, 2017, Techville entered into a secured revolving line of credit with Wintrust Bank (“Wintrust”) for $75,000. The line of credit was renewed on August 11, 2020. The line of credit bears interest at Prime plus 1.75% with a floor rate of 6% and a maturity date of August 24, 2021 and as of the maturity date the line of credit was terminated. The interest rate at December 31, 2020 was 6%. The line of credit is collateralized by all of Techville’s assets. During the year ended December 31, 2021 Techville drew $220,776 against the line of credit and made payments of $223,766. At December 31, 2021 and 2020, there was $0 and $3,000 outstanding, respectively.

Loans Payable

Technologyville, Inc.

On April 29, 2019, Techville entered into a note payable with VCI Account Services, that subsequently was assigned to U.S. Bancorp, in the original principal amount of $59,905. The note has a maturity date of May 12, 2025 and bears an interest rate of 5.77% per annum. During the years ended December 31, 2021 and 2020, we made cash payments of $13,629 and $5,567, respectively, of which $13,407 and $222 and $5,010 and $557 was attributed to principal and interest, respectively. The loan is collateralized by a vehicle. At December 31, 2021 and 2020, $32,474 and $45,881 was outstanding, respectively.

On June 22, 2020, under the U.S. Small Business Administration’s Paycheck Protection Program, Techville entered into a note payable with a financial institution for $179,600 at an interest rate of 1% per annum and a maturity date of June 22, 2025. Pursuant to the note, principal and interest payments are deferred for ten months, which, at that time Techville may apply for loan forgiveness. At December 31, 2020, $179,600 was outstanding. Techville applied for loan forgiveness on a timely basis, and at December 31, 2021, the total amount due of $179,600 had been forgiven.

Cerberus Cyber Sentinel Corporation

On April 17, 2020, under the U.S. Small Business Administration’s Paycheck Protection Program, Cerberus entered into a note payable with a financial institution for $530,000 at an interest rate of 1% per annum and a maturity date of April 17, 2022. Pursuant to the note, principal and interest payments are deferred for six months. Cerberus may apply for loan forgiveness any time during the ten-month period after October 2, 2020. At December 31, 2020, $530,000 was outstanding. Cerberus applied for loan forgiveness on a timely basis, and at December 31, 2021, the total amount due of $530,000 had been forgiven.

Clear Skies Security LLC

On May 8, 2020, under the U.S. Small Business Administration’s Paycheck Protection Program, Clear Skies entered into a loan payable with a financial institution for $134,200 at an interest rate of 1% per annum and a maturity date of May 8, 2022. Pursuant to the loan, principal and interest payments are deferred for six months. Clear Skies may apply for loan forgiveness at any time during the ten-month period after November 5, 2020. At December 31, 2020, $134,200 was outstanding. Clear Skies applied for loan forgiveness on a timely basis, and at December 31, 2021, the total amount due of $134,200 had been forgiven.

Alpine Security, LLC

On April 18, 2020, under the U.S. Small Business Administration’s Paycheck Protection Program, Alpine entered into a loan payable with a financial institution for $137,000 at an interest rate of 1% per annum and a maturity date of April 8, 2022. Pursuant to the loan, principal and interest payments are deferred for six months. Alpine may apply for loan forgiveness at any time during the ten-month period after October 18, 2020. At December 31, 2020, $137,000 was outstanding. Alpine applied for loan forgiveness on a timely basis, and at December 31, 2021, the total amount due of $137,000 had been forgiven.

On August 21, 2020, Alpine entered into a Future Receipts Sale Agreement with a financial institution for $70,000 bearing no interest and a maturity date of March 12, 2021. We received net aggregate proceeds of $38,755 (including $50,000 approved amount less outstanding amounts owed of $10,350). We are required to make daily payments pursuant to the following schedule: (i) $575 per day from August 18, 2020 through August 21, 2020, (ii) $500 per day from August 25, 2020 through March 10, 2021, and (iii) $200 per day for March 12, 2021. At December 31, 2020, the remaining balance on the agreement was $19,840. The remaining outstanding balance was repaid during the year ended December 31, 2021.

Catapult Acquisition Corp.

On July 9, 2016, Catapult Acquisition Corp. entered into several seller notes payable with shareholders of VelocIT. The total borrowing amount was $600,000 and each loan bears interest at 5% per annum with a maturity date of July 31, 2023. Pursuant to the terms of the loans, principal and interest payments were deferred for two years on three of the loans, making up $150,000 of the $600,000 total amount borrowed. The amount outstanding as of December 31, 2021 was $446,239.

As part of the VelocIT Acquisition, the Company assumed $1,056,960 of SBA loans previously held by VelocIT. These loans were repaid in full during the year ended December 31, 2021.

Arkavia

At December 31, 2021, notes payable consist of the following amounts:

December 31,
2021
4.22% Note payable, due March 30, 2026	$607,915
4.22% Note payable, due March 30, 2026	437,178
4.81% Note payable, due April 10, 2028	148,665
4.81% Note payable, due April 10, 2028	168,308
4.20% Note payable, due June 3, 2024	33,418
4.20% Note payable, due March 6, 2026	998,759
3.48% Note payable, due May 15, 2023	129,692
4.88% Note payable, due August 8, 2024	179,591
3.50% Note payable, due May 26, 2021	5,817
3.50% Note payable, due December 1, 2023	58,805
4.69% Note payable, due April 15, 2024	206,993
6.48% Note payable, due February 17, 2022	191,792
3.50% Note payable, due April 15, 2024	182,088
7.14% Note payable, due December 3, 2029	557,445
7.14% Note payable, due December 3, 2029	99,574
7.14% Note payable, due December 3, 2029	869,179
7.14% Note payable, due December 3, 2029	143,569
Total notes payable	5,018,788
Less current portion	(213,199)
Long term notes payable	$4,805,589

At various times during the period December 1, 2021 (date of acquisition) through December 31, 2021, Arkavia paid an aggregate of $137,411 in cash towards outstanding principal.

Convertible Note Payable

On December 23, 2020, we issued to Hensley & Company an unsecured convertible note payable in the principal amount of $3,000,000. The convertible note bears interest at 6% per annum, with an effective interest rate of 8.5% per annum, payable at maturity with a maturity date of December 31, 2021. Amounts due under the note may be converted into shares of our common stock at any time at the option of the Holder, at a conversion price of $2.00 per share. At December 31, 2020, the if converted value of the note, at the market price of $2.05 per share, would be $3,075,000. The issuance of the note resulted in a discount from the beneficial conversion feature totaling $75,000. Total straight-line amortization of this discount totaled $73,391 and $1,609 during the years ended December 31, 2021 and 2020, respectively. Total interest expense on the note was approximately $182,500 and $4,000 for the years ended December 31, 2021 and 2020.

On December 31, 2021, Hensley & Company converted the principal amount of $3,000,000 for 1,500,000 shares of our common stock at a conversion price of $2.00 per share (see Note 9).

On October 27, 2021, we issued to Neil Stinchcombe, the sole owner of Smile, a convertible note in the principal amount of $1,500,000 bearing an interest rate of 5% per annum payable at maturity with a maturity date of January 27, 2022, with a conversion price of $5.00 per share. On March 10, 2022, we entered into an amendment to the note pursuant to which the maturity date was extended to October 27, 2022. The outstanding principal of this note was $1,500,000 at December 31, 2021. At December 31, 2021, we recorded accrued interest of $12,500 with respect to this note. We recorded interest expense of $12,500 during the year ended December 31, 2021.

Future minimum payments under the above notes payable following the year ended December 31, 2021, are as follows:

2022	$2,972,754
2023	1,023,084
2024	835,606
2025	708,973
2026	263,945
Thereafter	1,193,138
Total future minimum payments	6,997,500
Les: discount	-
6,997,500
Less: current	(1,713,199)
$5,284,301

NOTE 13 – LEASES

During the years ended December 31, 2021 and 2020, we recognized offsetting ROU assets and lease liabilities of $387,543 and $19,393, respectively. We elected to not recognize ROU assets and lease liabilities arising from short-term office leases, leases with initial terms of twelve months or less (deemed immaterial) on the consolidated balance sheets.

When measuring lease liabilities for leases that were classified as operating leases, we discounted lease payments using our estimated incremental borrowing rate at the recognition dates during the years ended December 31, 2021 and 2020. The weighted average incremental borrowing rate applied was 5.77%. As of December 31, 2021, our leases had a remaining weighted average term of 1.51 years.

The following table presents net lease cost and other supplemental lease information:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Lease cost
Operating lease cost (cost resulting from lease payments)	$130,289	$6,362
Short term lease cost	59,306	36,983
Net lease cost	$189,595	$43,345

Operating lease – operating cash flows (fixed payments)	$130,289	$6,362
Operating lease – operating cash flows (liability reduction)	$118,252	$5,712
Non-current leases – right of use assets	$277,578	$13,426
Current liabilities – operating lease liabilities	$196,472	$8,989
Non-current liabilities – operating lease liabilities	$88,040	$4,693

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the year ended December 31, 2021, are as follows:

Fiscal Year	Operating Leases
2022	$207,995
2023	88,938
Total future minimum lease payments	296,933
Amount representing interest	(12,421)
Present value of net future minimum lease payments	$284,512

NOTE 14 – INCOME TAXES

We identified our federal and Arizona and Virginia state tax returns as our “major” tax jurisdictions. The periods for income tax returns that are subject to examination for these jurisdictions is 2018 through 2021. We believe our income tax filing positions and deductions will be sustained on audit, and we do not anticipate any adjustments that would result in a material change to our financial position. Therefore, no liabilities for uncertain tax positions have been recorded.

At December 31, 2021, we had approximately $5,500,000 in net operating loss carry-forwards for federal and state income tax reporting purposes. As a result of the Tax Cuts Job Act 2017 (the Act), certain future carry-forwards do not expire. We have not performed a formal analysis, but believes our ability to use such net operating losses and tax credit carry-forwards in the future is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which will significantly impact our ability to realize these deferred tax assets.

Our net deferred tax assets, liabilities and valuation allowance as of December 31, 2021 and 2020 are summarized as follows:

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$1,035,400	$765,000
Stock compensation expense	2,791,900	703,500
Accounts payable and accrued expenses	657,700	30,600
Goodwill impairment	5,587,000	-
Depreciation	391,900	-
Amortization	37,900	25,900
Allowance for doubtful accounts	19,700	7,800
Total deferred tax assets	10,521,500	1,532,800
Valuation allowance	(10,521,500)	(1,341,300)
Deferred tax assets after valuation allowance	$-	$191,500
Deferred tax liabilities:
Accounts receivable	$-	$(156,400)
Prepaid expenses	-	(35,000)
Total deferred tax liabilities	-	(191,500)
Net deferred tax assets	$-	$100

We recorded a valuation allowance in the full amount of our net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. The valuation allowance increased by $9,180,200 and $1,003,500 during the years ended December 31, 2021 and 2020, respectively.

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Federal statutory blended income tax rates	(21)%	(21)%
State statutory income tax rate, net of federal benefit	(4)	(4)
Change in valuation allowance	25	25
Effective tax rate	-%	-%

As of the date of this filing, we have not filed our 2021 federal and state corporate income tax returns. We expect to file these documents as soon as practicable.

NOTE 15 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2021 and 2020, we had approximately $1,119,000 and $4,252,000, respectively, in excess of the FDIC insured limit.

Revenue

One client accounted for 20% of revenue for the year ended December 31, 2021, as set forth below:

Client A	20%

Two clients accounted for 59% of revenue for the year ended December 31, 2020, as set forth below:

Client A	44%
Client B	15%

Accounts Receivable

There were no accounts receivable concentrations as of December 31, 2021.

Two clients accounted for 41% of the accounts receivable as of December 31, 2020, as set forth below:

Client A	25%
Client B	16%

Vendors

Two vendors accounted for 48% of the accounts payable as of December 31, 2021, as set forth below:

Vendor A	32%
Vendor B	16%

Two vendors accounted for 32% of the accounts payable as of December 31, 2020, as set forth below:

Vendor A	20%
Vendor B	12%

NOTE 16 – SUBSEQUENT EVENTS

Acquisition

On January 5, 2022, we entered into a stock purchase agreement (the “True Digital Stock Purchase Agreement”) with certain stockholders of True Digital and an agreement and plan of merger (the “True Digital Merger Agreement”) with True Digital and certain of its other stockholders. On January 19, 2022, the transactions contemplated by the True Digital Stock Purchase Agreement and the True Digital Merger Agreement were consummated, with True Digital becoming a wholly owned subsidiary of our company. In connection with consummation of the transactions, we paid aggregate consideration of $6,153,000 in cash and 8,229,000 shares of our common stock.

Uplist and Public Offering

On January 19, 2022, we completed a public offering of our common stock. Pursuant to the public offering, we issued and sold 2,000,000 shares of common stock at a public offering price of $5.00 per share and granted to the underwriter warrants for the purchase of 161,000 shares of common stock at an exercise price of $5.00 per share. We received net proceeds of approximately $9,471,000 from the public offering, after deducting underwriting discounts and commissions of $721,000 and estimated offering costs of $108,000.

On January 14, 2022, we were approved to list our common stock on The Nasdaq Capital Market (“Nasdaq”) under the symbol “CISO.”

Option Grants

During January 2022, we issued options to purchase an aggregate of 1,000,000 shares of our common stock to two employees. The options have a ten-year term, an exercise price of $2.00 per share, and vest at 30% at the one-year anniversary of our uplist to Nasdaq and then linearly for 24 months.

Resignations and Appointments of Certain Directors or Officers

Effective February 15, 2022, Bryce Hancock resigned as our President and Chief Operating Officer. As a result of his resignation, Mr. Hancock forfeited 2,156,250 stock options.

On February 18, 2022, our Board of Directors appointed David Bennett as our Chief Operating Officer.

Effective March 15, 2022, Sandra D. Morgan resigned from her position as a member of our Board of Directors. At the time of her resignation, Ms. Morgan served on the Audit Committee and the Governance and Nominating Committee.

Effective March 21, 2022, our Board of Directors appointed Ashley N. Devoto as our Chief Information Security Officer and as a director our company.

Settlement Agreement

On January 13, 2022, we entered into a settlement and release agreement with Maxim regarding a dispute between the parties in connection with our public offering, pursuant to which we will pay Maxim (i) $470,000 in cash upon closing of the public offering (see Note 11) and (ii) 400,000 shares of our common stock with a fair value of $5.00 per share.

