Form 10-Q
period 2022-03-31
CERBERUS CYBER SENTINEL CORP
filed 2022-05-16
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 16, 2022, there were 124,704,567 shares of the registrant’s common stock outstanding.

CERBERUS CYBER SENTINEL CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect management’s current views with respect to future events and financial performance. These statements are based upon beliefs of, and information currently available to, us as of the date hereof, as well as estimates and assumptions made by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ materially from those anticipated, believed, estimated, expected, intended, or planned.

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

Forward-looking statements made in this Quarterly Report on Form 10-Q include statements about:

●	our ability to achieve and sustain profitability of our existing lines of business and through our wholly owned subsidiaries;
●	our ability to raise sufficient capital to continue to acquire cybersecurity companies;
●	our ability to attract and retain cybersecurity talent;
●	our ability to identify potential acquisition targets within predetermined parameters;
●	our ability to successfully execute acquisitions, integrate the acquired businesses, and create synergies as a global cybersecurity consolidator;
●	our ability to attract and retain key technology or management personnel and to expand our management team;
●	the accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing;
●	our ability to attract and retain clients;
●	our ability to generate revenue and gross profit; and
●	our ability to navigate through the increasingly complex cybersecurity regulatory environment.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2022, any of which may cause our or our industry’s actual results, levels of activity, or performance or achievements to be materially different from any future results, levels of activity, or performance or achievements expressed or implied in our forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries
CONDENSED Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$3,862,907	$2,725,035
Accounts receivable, net of allowances for doubtful accounts of $91,707 and $77,811, respectively	5,945,709	4,840,802
Notes receivable, related party	1,161,718	1,090,903
Inventory	735,887	189,596
Prepaid expenses and other current assets	2,165,525	960,965
Contract asset	218,153	-
Total Current Assets	14,089,899	9,807,301

Property and equipment, net of accumulated depreciation of $256,540 and $102,466, respectively	3,442,937	2,394,424
Right of use asset, net	406,770	277,578
Intangible assets, net of accumulated amortization of $628,245 and $323,331, respectively	6,397,492	6,540,269
Goodwill	59,274,429	16,792,535
Other assets	18,681	-

Total Assets	$83,630,208	$35,812,107

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$6,221,551	$2,709,066
Deferred revenue	1,952,543	52,824
Settlement liability	-	470,000
Lease liability, current portion	211,752	196,472
Loans payable, current portion	212,262	213,199
Line of credit	369,829	-
Convertible note payable, net of debt discount, related party	1,500,000	1,500,000
Note payable, related party	419,472	-
Total Current Liabilities	10,887,409	5,141,561

Long-term Liabilities:
Loans payable, net of current portion	5,279,424	5,284,301
Lease liability, net of current portion	202,918	88,040

Total Liabilities	16,369,751	10,513,902

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.00001 par value; 250,000,000 shares authorized; 135,458,071 and 125,852,971 shares issued and outstanding on March 31, 2022 and December 31, 2021, respectively	1,354	1,258
Additional paid-in capital	118,311,695	69,309,369
Accumulated translation adjustment	902,441	-
Accumulated deficit	(51,955,033)	(44,012,422)
Total Stockholders’ Equity	67,260,457	25,298,205

Total Liabilities and Stockholders’ Equity	$83,630,208	$35,812,107

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

CONDENSED Consolidated STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021

Revenue:
Security managed services	$8,052,225	$1,871,817
Professional services	1,277,185	687,961
Total revenue	9,329,410	2,559,778

Cost of revenue:
Security managed services	2,602,924	193,667
Professional services	110,337	117,794
Cost of payroll	4,445,850	1,427,702
Stock based compensation	2,121,583	100,925
Total cost of revenue	9,280,693	1,840,088
Total gross profit	48,717	719,690

Operating expenses:
Professional fees	623,061	157,354
Advertising and marketing	155,341	45,227
Selling, general and administrative	4,616,374	1,487,641
Stock based compensation	2,565,510	737,837
Total operating expenses	7,960,286	2,428,059

Loss from operations	(7,911,569)	(1,708,369)

Other income (expense):
Other income (expense)	12,543	205
Interest expense, net	(43,585)	(68,695)

Total other income (expense)	(31,042)	(68,490)

Net loss	(7,942,611)	(1,776,859)
Foreign currency translation adjustment	902,441	-

Comprehensive loss	$(7,040,170)	$(1,776,859)

Net loss per common share - basic and diluted	$(0.06)	$(0.02)

Weighted average shares outstanding - basic	133,983,960	116,418,173

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total

Balance at January 1, 2022	125,852,971	$1,258	$69,309,369	-	$(44,012,422)	$25,298,205

Stock based compensation - stock options	-	-	4,687,093	-	-	4,687,093
Stock based compensation - common stock	39,000	-	79,949	-	-	79,949
Exercise of options	100,000	1	37,999	-	-	38,000
Stock issued for cash in public offering	2,060,000	21	9,470,979	-	-	9,471,000
Stock issued for True Digital acquisition	7,406,100	74	34,726,306	-	-	34,726,380
Foreign currency translation	-	-	-	902,441	-	902,441
Net loss	-	-	-	-	(7,942,611)	(7,942,611)
Balance as of March 31, 2022	135,458,071	$1,354	$118,311,695	$902,441	$(51,955,033)	$67,260,457

Balance at January 1, 2021	116,104,971	$1,161	$12,607,074	-	$(4,866,772)	$7,741,463

Stock based compensation - stock options	-	-	838,762	-	-	838,762
Stock issued for cash	1,625,000	16	3,249,984	-	-	3,250,000
Net loss	-	-	-	-	(1,776,859)	(1,776,859)
Balance as of March 31, 2021	117,729,971	$1,177	$16,695,820	$902,441	$(6,643,631)	$10,053,366

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(7,942,611)	$(1,776,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - stock options	4,687,093	838,762
Issuance of common stock for services	79,949	2,000
Depreciation and amortization	458,988	57,515
Right of use amortization	45,387	13,257
Settlement liability	(470,000)	-
Gain on termination of operating lease	(22,289)	-
Changes in operating assets and liabilities:
Accounts receivable, net	397,548	(176,484)
Inventory	(522,342)	-
Contract assets	(86,811)	-
Prepaids and other current assets	(865,483)	(13,426)
Accounts payable and accrued expenses	1,149,469	(62,166)
Lease liability	(16,156)	(12,772)
Deferred revenue	91,463	-

Net cash used in operating activities	(3,015,795)	(1,130,173)

Cash flows from investing activities:

Purchases of property and equipment	(103,858)	-
Cash paid in acquisitions, net	(4,917,768)	-

Net cash used in investing activities	(5,021,626)	-

Cash flows from financing activities:
Proceeds from sale of common stock	9,471,000	3,250,000
Proceeds from stock option exercise	38,000	-
Proceeds from line of credit	86,585	221,346
Payment on line of credit	-	(190,988)
Payment on loans payable	(458,719)	(20,606)
Payment on notes payable, related party	(125,861)	-

Net cash provided by financing activities	9,011,005	3,259,752

Effect of exchange rates on cash and cash equivalents	164,288	-

Net increase in cash and cash equivalents	1,137,872	2,129,579

Cash and cash equivalents - beginning of the period	2,725,035	5,197,030

Cash and cash equivalents - end of the period	$3,862,907	$7,326,609

Supplemental cash flow information:
Cash paid for:
Interest	$36,069	$34,163
Income taxes	$-	$-
Non-cash investing and financing activities:
Right of use asset and lease liability recorded upon adoption of ASC 842	$-	$175,759
Common stock issued in True Digital acquisition	$34,726,380	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless otherwise indicated or the context requires otherwise, the terms “we,” “us,” “our,” and “our company” refer to Cerberus Cyber Sentinel Corporation, a Delaware corporation (“Cerberus”), and its wholly owned subsidiaries, including GenResults, LLC, an Arizona limited liability company (“GenResults”), TalaTek, LLC, a Virginia limited liability company (“TalaTek”), Technologyville, Inc., an Illinois corporation (“Techville”), Clear Skies Security, LLC, a Georgia limited liability company (“Clear Skies”), Alpine Security, LLC, an Illinois limited liability company (“Alpine”), Catapult Acquisition Corporation, a New Jersey corporation (“VelocIT”), Southford Equities, Inc., a British Virgin Islands company (“Arkavia”), True Digital Security, Inc., a Delaware corporation (“True Digital”), RED74 LLC, a New Jersey limited liability company (“RED74”), Atlantic Technology Systems, Inc., a New Jersey corporation (“ATS”), Atlantic Technology Enterprises, Inc., a New Jersey corporation (“ATE” and together with ATS, “Atlantic”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

On May 25, 2020, we entered into a stock purchase agreement with Techville and its sole shareholder, pursuant to which we acquired all of the issued and outstanding common stock of Techville.

On August 1, 2020, we entered into a stock purchase agreement with Clear Skies and its equity holders, pursuant to which we acquired all of the issued and outstanding equity securities of Clear Skies.

On December 16, 2020, we entered into an agreement and plan of merger with Alpine and its sole member, pursuant to which Alpine became our wholly owned subsidiary.

On October 1, 2021, we entered into a stock purchase agreement with ATS, ATE, James Montagne as the sole shareholder of ATS, and James Montagne and Miriam Montagne, as the sole shareholders of ATE.

On October 8, 2021, we entered into a merger agreement with RED74 and Ticato Holdings, Inc., a New Jersey corporation (“Ticato”), and Tim Coleman, as sole shareholder of Ticato. Tim Coleman and Ticato were the sole shareholders of RED74.

On July 26, 2021, we entered into an agreement and plan of merger with VelocIT, pursuant to which VelocIT became a wholly owned subsidiary of our company.

On December 1, 2021, we entered into a stock purchase agreement with Arkavia and all of the owners of Arkavia, pursuant to which we acquired all of the issued and outstanding equity securities of Arkavia.

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

On January 18, 2022, we completed a $10,300,000 underwritten public offering of shares of our common stock, pursuant to which an aggregate of 2,060,000 shares of our common stock were issued (see Note 9). In addition, we granted the underwriter warrants to purchase an aggregate of 144,200 shares of our common stock (see Note 10). We intend to use the net proceeds from the offering to fund acquisitions, sales, marketing, and general corporate purposes. In connection with the public offering, our common stock was listed on The Nasdaq Stock Market LLC.

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At March 31, 2022, we had an accumulated deficit of $51,955,033 and working capital surplus of $3,202,490. For the three months ended March 31, 2022, we had a loss from operations of $7,911,569 and negative cash flows from operations of approximately $3,015,795. Although we are showing positive revenue, gross profit is trending negatively primarily due to increased stock compensation related to sales activity, we expect to incur further losses through the end of 2022.

To date, we have funded operations primarily through the sale of equity in private placements and revenue generated by our services. During the three months ended March 31, 2022, we received $9,471,000 in net proceeds from our public offering.

Although we expect that we will need to raise additional capital for future acquisitions, based on our current cash resources and commitments, we believe we will be able to maintain our current planned development and corresponding level of expenditure for at least 12 months from the date of the issuance of these unaudited condensed consolidated financial statements, although no assurance can be given that we will not need additional funds prior to such time.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (the “SEC”). These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the SEC on April 15, 2022.

Consolidation

The unaudited condensed consolidated financial statements include the accounts of our company and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the financial statements for the three months ended March 31, 2021, to conform to the financial statements presentation for the three months ended March 31, 2022. These reclassifications had no effect on net loss or cash flows as previously reported.

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

We believe the critical accounting policies discussed below affects our more significant judgments and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Significant estimates include the allowance for doubtful accounts, the carrying value of intangible assets and goodwill, deferred tax asset and valuation allowance, the estimated fair value of assets acquired, liabilities assumed and stock issued in business combinations, and assumptions used in the Black-Scholes option pricing model, such as expected volatility, risk-free interest rate, share price, and expected dividend rate.

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

Disaggregated Revenue

Revenue consisted of the following by service offering for the three months ended March 31, 2022:

	Security Managed Services	Professional Services	Total
Primary Sector Markets
Public	$1,118,844	$136,272	$1,255,116
Private	6,746,088	1,110,530	7,856,618
Not-for-profit	187,293	30,383	217,676
	$8,052,225	$1,277,185	$9,329,410

Major Service Lines
Compliance	$1,612,167	$-	$1,612,167
Secured managed services	5,790,764	-	5,790,764
SOC managed services	629,561	-	629,561
vCISO	19,733	-	19,733
Technical assessments	-	908,232	908,232
Incident reporting and forensics	-	158,447	158,447
Training	-	2,550	2,550
Other cybersecurity services	-	207,956	207,956
	$8,052,225	$1,277,185	$9,329,410

Major Geographic Location
U.S.	$7,183,987	$1,222,243	$8,406,230
Chile	868,238	54,942	923,180
	$8,052,225	$1,277,185	$9,329,410

Revenue consisted of the following by service offering for the three months ended March 31, 2021:

	Security Managed Services	Professional Services	Total
Primary Sector Markets
Public	$971,834	$6,000	$977,834
Private	848,463	681,961	1,530,424
Not-for-profit	51,520	-	51,520
	$1,871,817	$687,961	$2,559,778

Major Service Lines
Compliance	$1,066,628	$-	$1,066,628
Secured managed services	567,594	-	567,594
SOC managed services	206,035	-	206,035
vCISO	31,560	-	31,560
Technical assessments	-	561,297	561,297
Incident reporting and forensics	-	85,350	85,350
Training	-	40,725	40,725
Other cybersecurity services	-	589	589
	$1,871,817	$687,961	$2,559,778

Major Geographic Location
U.S.	$1,871,817	$687,961	$2,559,778
Chile	-	-	-
	$1,871,817	$687,961	$2,559,778

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. We periodically assess our accounts and other receivables for collectability on a specific identification basis. We provide for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. We write off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of March 31, 2022 and December 31, 2021, our allowance for doubtful accounts was $91,707 and $77,811, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally between three and five years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated.

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is reflected in results of operations.

Inventory

Inventory consists of software licenses and computer equipment for sale to customers. Inventory is measured using the first-in, first-out (“FIFO”) method and stated at lower of cost or net realizable value as of March 31, 2022 and December 31, 2021. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjusts the value of inventory when required. We recorded no inventory impairment losses for the three months ended March 31, 2022 and 2021.

Impairment of Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. During the three ended March 31, 2022 and 2021, we did not record a loss on impairment.

Intangible Assets

We record our intangible assets at fair value in accordance with ASC 350, Intangibles – Goodwill and Other. Finite-lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

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

Advertising and Marketing Costs

We expense advertising and marketing costs as they are incurred. Advertising and marketing expenses were $155,341 and $45,227 for the three months ended March 31, 2022 and 2021, respectively, and are recorded in operating expenses on the unaudited condensed consolidated statements of operations.

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

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All vested outstanding options are considered potentially outstanding common stock. The dilutive effect, if any, of stock options is calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options and shares issuable upon conversion thereof have been excluded from our computation of net loss per common share for the three months ended March 31, 2022 and 2021.

The following tables summarize the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to our net loss position even though the exercise price could be less than the average market price of the common shares:

	March 31, 2022	March 31, 2021
Stock options	34,820,131	25,404,533
Convertible debt	300,000	1,500,000
Total	35,120,131	26,904,533

Stock-Based Compensation

We apply the provisions of ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the statements of operations.

For stock options issued to employees and members of our board of directors for their services, we estimate the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates, and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, we recognize stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised. Due to our limited history and lack of public trading volume for our common stock, we used the average of historical share prices of similar companies within our industry to calculate volatility for use in the Black-Scholes option pricing model.

Pursuant to Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, we account for stock options issued to non-employees for their services in accordance with ASC 718. We use valuation methods and assumptions to value stock options that are in line with the process for valuing employee stock options noted above.

Leases

Leases in which we are the lessee are comprised of corporate offices and property and equipment. All of the leases are classified as operating leases. We lease multiple office spaces with a remaining weighted average term of 2.21 years. We lease a vehicle with a remaining term of 0.25 years.

In accordance with ASC 842, Leases, we recognized a right-of-use (“ROU”) asset and corresponding lease liability on our unaudited condensed consolidated balance sheet for long-term office leases and a vehicle operating lease agreement. See Note 12 – Leases for further discussion, including the impact on our unaudited condensed consolidated financial statements and related disclosures.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the services provided to our customers or annual licenses and is recognized as services are performed or ratably over the life of the lease. We generally invoice customers in advance or in milestone-based installments. Deferred revenue of approximately $54,000 was recognized for the three months ended March 31, 2022 that was included in the deferred revenue balance as of December 31, 2021. As of March 31, 2022, deferred revenue related to such customer payments was $1,952,543, all of which is expected to be recognized during the succeeding twelve-month period and is therefore presented as current.

Deferred revenue consisted of the following:

	March 31, 2022	December 31, 2021
Security managed services	$1,724,543	$52,824
Professional services	228,000	-
Total deferred revenue	$1,952,543	$52,824

Foreign Currency

Arkavia, uses the local currency as their functional currency. Assets and liabilities for Arkavia have been translated into U.S. dollars at the exchange rates prevailing at the end of the period and results of operations at the average exchange rates for the period. Unrealized exchange gains and losses arising from the translation of the financial statements of our non-U.S. functional currency operations are accumulated in the cumulative foreign currency translation adjustments account in the unaudited condensed consolidated statements of operations and comprehensive loss.

Accumulated Other Comprehensive Gain

Foreign currency translation adjustments of $902,441 represent the difference between net loss and comprehensive gain for the three months ended March 31, 2022.

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

We utilize ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. We account for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At March 31, 2022, and December 31, 2021, our net deferred tax asset has been fully reserved.

For uncertain tax positions that meet a “more likely than not” threshold, we recognize the benefit of uncertain tax positions in the unaudited condensed consolidated financial statements. Our practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the unaudited condensed consolidated statements of operations when a determination is made that such expense is likely.

Recently Issued Accounting Standards

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the Emerging Issues Task Force). The ASU requires issuers to account for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. Under the ASU, an issuer determines the accounting for the modification or exchange based on whether the transaction was done to issue equity, to issue or modify debt, or for other reasons. The ASU is applied prospectively and is effective for us for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. We adopted the standard on January 1, 2022 and management noted that there is no material impact to the unaudited condensed consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in business combinations to be recognized in accordance with ASC Topic 606 as if the acquirer had originated the contracts. The ASU is applied prospectively and is effective for us for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that adopting this standard will have on the unaudited condensed consolidated financial statements.

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to us.

NOTE 3 – ACQUISITIONS

On January 5, 2022, we entered into True Digital Stock Purchase Agreement with certain stockholders of True Digital and the True Digital Merger Agreement with True Digital and certain of its other stockholders. On January 19, 2022, the transactions contemplated by the True Digital Stock Purchase Agreement and the True Digital Merger Agreement were consummated, with True Digital becoming a wholly owned subsidiary of our company (the “True Digital Acquisition”). True Digital’s outstanding common stock was exchanged for the right to receive an aggregate of $6,153,000 in cash and 8,229,000 shares of our common stock, subject to a 10% holdback. In the event that no claim is made by a Cerberus Indemnitee (as defined in the Merger Agreement) within one year from closing, then we shall pay the entire amount of the 10% holdback to the shareholders of True Digital.

Subsequent to the issuance of these financial statements, we expect to obtain a third-party valuation on the fair value of the assets acquired, including identifiable intangible assets, and the liabilities assumed for use in the purchase price allocation.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the transaction date:

Consideration paid	$40,879,380

Tangible assets acquired:
Cash	485,232
Accounts receivable	1,404,386
Contract assets	131,342
Prepaid expenses and other current assets	196,825
Property and equipment	906,006
Other assets	17,505
Total tangible assets	3,141,296

Assumed liabilities:
Accounts payable	419,100
Accrued expenses	812,091
Deferred revenue	1,796,330
Line of credit	283,244
Loans payable	156,783
Loans payable - shareholder	543,581
Other liabilities	17,012
Total assumed liabilities	4,028,141

Net liabilities assumed	(886,845)

Goodwill (a)	$41,766,225

(a)	Goodwill and intangibles are not deductible for tax purposes.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	March 31, 2022	December 31, 2021
Prepaid expenses	$1,182,061	$453,498
Prepaid taxes	688,100	231,014
Prepaid insurance	51,130	46,751
Deferred interest	244,234	229,702
Total prepaid expenses and other current assets	$2,165,525	$960,965

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2022	December 31, 2021
Computer equipment	$687,086	$495,235
Building	1,047,020	1,047,020
Leasehold improvements	177,853	109,626
Vehicle	63,052	63,052
Furniture and fixtures	45,835	33,358
Software	1,678,631	748,599
	3,699,477	2,496,890
Less: accumulated depreciation	(256,540)	(102,466)
Property and equipment, net	$3,442,937	$2,394,424

Total depreciation expense was $154,074 and $4,424 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the changes in goodwill during the three months ended March 31, 2022:

Balance December 31, 2021	$16,792,535
Acquisition of goodwill	41,766,225
Foreign currency translation adjustment	715,669
Ending balance, March 31, 2022(1)	$59,274,429

(1)	As of March 31, 2022, we had not obtained a third-party valuation for the January 19, 2022 acquisition of True Digital. As such, the purchase price allocation disclosed in this Quarterly Report for True Digital may change, and, therefore, goodwill from the acquisition may change.

The following table summarizes the identifiable intangible assets as of March 31, 2022 and December 31, 2021:

	Useful life	March 31, 2022	December 31, 2021
Tradenames – trademarks	Indefinite	$1,211,800	$1,211,800
Tradenames - trademarks	5 years	1,849,449	1,798,300
Customer base	5 - 10 years	1,712,242	1,650,000
Non-compete agreements	2 - 5 years	695,238	675,500
Intellectual property/technology	5 - 10 years	1,557,008	1,528,000
		7,025,737	6,863,600
Less accumulated amortization		(628,245)	(323,331)
Total		$6,397,492	$6,540,269

The weighted average remaining useful life of identifiable amortizable intangible assets remaining is 3.88 years.

Amortization of identifiable intangible assets for the three months ended March 31, 2022 and 2021 was $304,914 and $34,994, respectively.

The below table summarizes the future amortization expense for the remainder of 2021 and the next four years thereafter:

2022 (excluding the three months ended March 31, 2022)	$879,235
2023	1,166,080
2024	940,215
2025	909,440
2026	865,360
Thereafter	425,362
$5,185,692

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following amounts:

	March 31, 2022	December 31, 2021
Accounts payable	$2,975,474	$1,700,260
Accrued payroll	453,147	482,588
Accrued expenses	2,032,540	513,718
Accrued commissions	729,397	-
Accrued interest – related party	30,993	12,500
Total accounts payable and accrued expenses	$6,221,551	$2,709,066

Note 8 - RELATED PARTY TRANSACTIONS

Convertible Note Payable, Consulting, and Stock Payable – Related Party

On November 1, 2021, we entered into a two-year consulting agreement with Smile on Fridays LLP (“Smile”) pursuant to which Smile will represent us as the Chief Marketing Officer. Upon execution of the agreement, we were to issue a total of 432,000 shares of our common stock. The shares shall be deemed vested and earned to 25% upon the execution of the agreement and 25% at the beginning of each subsequent six-month period. As of March 31, 2022, 108,000 shares of our stock have been issued.

On January 1, 2021, we entered into a two-year consulting agreement with Smile, pursuant to which Smile will provide marketing and public relations services to us. Upon execution of the agreement, we were to issue a total of 312,000 shares of our common stock. As of March 31, 2022, 156,000 shares of our common stock have been issued.

On October 27, 2021, we issued to Neil Stinchcombe, the sole owner of Smile, a convertible note in the principal amount of $1,500,000 bearing an interest rate of 5% per annum payable at maturity with an original maturity date of January 27, 2022, with a conversion price of $5.00 per share. Pursuant to the note, the maturity date, at our election, was extended to April 22, 2022. On March 10, 2022, we entered into an amendment to the note pursuant to which the maturity date was extended to October 27, 2022. The outstanding principal of this note was $1,500,000 on March 31, 2022 and December 31, 2021. During the three months ended March 31, 2022, we recorded $18,493 in accrued interest.

Note Receivable – Related Party

Arkavia provided cash infusions to a related party to fund an intended wholly owned subsidiary, Arkavia Peru, for start-up and operational costs. As of March 31, 2022, the subsidiary has yet to be incorporated and as such, Arkavia has recorded the amount as a receivable. The amount outstanding at March 31, 2022 is $1,161,718 and is considered short-term and non-interest bearing.

Note 9 – STOCKHOLDERS’ EQUITY

2019 Equity Incentive Plan

Our board of directors approved our 2019 Equity Incentive Plan (the “2019 Plan”) on June 6, 2019, and our stockholders holding a majority of the outstanding shares of our common stock approved and adopted the 2019 Plan. The maximum number of shares of our common stock that may be issued under the 2019 Plan is 25,000,000 shares. The 2019 Plan has a term of ten years from the date it was adopted. Shares issued under the 2019 Plan shall be made available from (i) authorized but unissued shares of common stock, (ii) common stock held in our treasury, or (iii) previously issued shares of common stock reacquired by us, including shares purchased on the open market.

Warrant and Option Valuation

We computed the fair value of options granted using the Black-Scholes option pricing model. The expected terms for options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. We utilize the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. We utilize an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within our industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Options

We granted options for the purchase of 6,025,815 shares of common stock during the three months ended March 31, 2022.

We granted options for the purchase of 900,000 shares of common stock during the three months ended March 31, 2022.

In applying the Black-Scholes option pricing model to stock options granted, we used the following assumptions:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2022	March 31, 2021
Risk free interest rate	0.63% - 2.46%	0.42% - 0.48%
Contractual term (years)	10.00	5.00
Expected volatility	65%	74%
Expected dividends	0.00%	0.00%

The following table summarize stock option activity:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2022	31,372,148	$1.84
Granted	6,025,815	3.95
Exercised	(100,000)	0.38
Expired or cancelled	(2,477,832)	1.84
Outstanding at March 31, 2022	34,820,131	$2.21

The following table summarizes information about options to purchase shares of our common stock outstanding and exercisable at March 31, 2022:

		Weighted-	Weighted-
		Average	Average
	Outstanding	Remaining Life	Exercise	Number
Exercise Prices	Options	In Years	Price	Exercisable

$0.38	2,733,333	2.37	$0.38	2,733,333
0.40	3,600,000	2.31	0.40	3,600,000
0.50	8,732,388	3.12	0.50	8,412,538
1.40	1,417,251	5.39	1.40	1,372,395
2.00	5,045,200	4.83	2.00	2,251,750
2.05	1,421,703	3.92	2.05	342,396
2.25	1,100,000	9.78	2.25	-
3.05	170,000	4.33	3.05	-
3.20	22,000	9.93	3.20	-
3.46	12,000	9.94	3.46	-
3.60	155,000	4.33	3.60	-
4.00	624,340	4.30	4.00	-
4.12	12,000	9.93	4.12	-
4.21	18,000	9.97	4.21	-
4.82	1,062,827	9.96	4.82	-
5.00	8,599,088	9.60	5.00	52,958
$6.75	95,000	4.33	5.00	-
	34,820,131	5.42	$2.21	18,765,371

The compensation expense attributed to the issuance of the options is recognized ratably over the vesting period.

Options granted under the 2019 Plan are exercisable for a specified period, generally five to ten years from the grant date, and generally vest over three to four years from the grant date.

Total compensation expense related to the options was $4,687,093 and $838,762 for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, we attributed $2,121,583 and $2,565,510 of compensation expense related to the options to cost of payroll and selling, general, and administrative expenses, respectively. During the three months ended March 31, 2021, we attributed $100,925 and $737,837 of compensation expense related to the options to cost of payroll and selling, general, and administrative expenses, respectively. As of March 31, 2022, there was future compensation expense of $46,517,161 with a weighted average recognition period of 2.20 years related to the options.

The aggregate intrinsic value totaled $105,004,192 and $85,717,281, for total outstanding and exercisable options, respectively, and was based on our estimated fair value of the common stock of $5.32 as of March 31, 2022, which is the aggregate fair value of the common stock that would have been received by the option holders had all option holders exercised their options as of that date, net of the aggregate exercise price.

Warrant Activity Summary

In applying the Black-Scholes option pricing model to warrants granted or issued, we used the following assumptions:

For the Three Months Ended
March 31, 2022
Risk free interest rate	1.47% - 1.62%
Contractual term (years)	4.00 – 5.00
Expected volatility	84%
Expected dividends	0.00%

A summary of the warrant activity during the three months ended March 31, 2022 is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2022	-	$-
Granted	144,200	5.00
Exercised	-	-
Expired or cancelled	-	-
Outstanding at March 31, 2022	144,200	$5.00

The following table summarizes information about warrants to purchase shares of our common stock outstanding and exercisable at March 31, 2022:

		Weighted-	Weighted-
		Average	Average
	Outstanding	Remaining Life	Exercise	Number
Exercise Prices	Options	In Years	Price	Exercisable

$5.00	144,200	4.76	$5.00	144,200
	144,200	4.76	$5.00	144,200

The aggregate intrinsic value totaled $46,144, for total outstanding and exercisable warrants and was based on the estimated fair value of our common stock of $5.32 as of March 31, 2022, which is the aggregate fair value of the common stock that would have been received by the warrant holders had all warrant holders exercised their warrants as of that date, net of the aggregate exercise price.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Maxim Settlement Agreement

On October 27, 2020, we entered into an advisory agreement (the “Advisory Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the parties agreed to certain compensation obligations in the form of our common stock, cash and future rights. Certain disputes arose between the parties regarding the duties and obligations pursuant to the Advisory Agreement, resulting in the parties agreeing to enter into a settlement and release agreement on January 13, 2022. As a result, the Company recorded a settlement liability at December 31, 2021 of $470,000 and issued 400,000 shares of the Company’s common stock to Maxim, with a fair value of $5.00 per share, pursuant to the settlement. During the three months ended March 31, 2022, the Company paid $470,000 in cash.

Legal Claims

There are no material pending legal proceedings in which we or any of our subsidiaries is a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

NOTE 11 – LOANS PAYABLE AND LINES OF CREDIT

Lines of Credit

TalaTek, Inc.

On July 29, 2019, TalaTek entered into a secured line of credit with SunTrust Bank (“SunTrust”) for $500,000. The line of credit bears interest at LIBOR plus 2.25%. The line of credit is an open-end revolving line of credit and may be terminated at any time by SunTrust without notice to TalaTek. At March 31, 2022 and December 31, 2021, no amounts were drawn on the line of credit.

True Digital

On September 9, 2021, True Digital entered into a secured line of credit with Blue Sky Bank (“Blue Sky”) for $500,000. The line of credit bears interest at 3.25% per annum. The line of credit has an ending term of August 9, 2022. At March 31, 2022, the outstanding balance was $369,829.

Loans Payable

Technologyville, Inc.

On April 29, 2019, Techville entered into a note payable with VCI Account Services, that subsequently was assigned to U.S. Bancorp, in the original principal amount of $59,905. The note has a maturity date of May 12, 2025 and bears an interest rate of 5.77% per annum. During the three months ended March 31, 2022, we made cash payments of $5,532. The loan is collateralized by a vehicle. At March 31, 2022 and December 31, 2021, $27,122 and $32,474 was outstanding, respectively.

Catapult Acquisition Corp.

On July 9, 2016, Catapult Acquisition Corp. entered into several seller notes payable with shareholders of VelocIT. The total borrowing amount was $600,000 and each loan bears interest at 5% per annum with a maturity date of July 31, 2023. Pursuant to the terms of the loans, principal and interest payments were deferred for two years on three of the loans, making up $150,000 of the $600,000 total amount borrowed. During the three months ended March 31, 2022, we made cash payments totaling $80,956, of which $75,652 and $5,304 was attributable to principal and interest, respectively. The amount outstanding as of March 31, 2022 and December 31, 2021 was $370,587 and $446,239, respectively.

Arkavia

At March 31, 2022 and December 31, 2021, notes payable consist of the following amounts:

	March 31, 2022	December 31, 2021
4.22% Note payable, due March 30, 2026	$557,582	$607,915
4.22% Note payable, due March 30, 2026	400,981	437,178
4.81% Note payable, due April 10, 2028	141,804	148,665
4.81% Note payable, due April 10, 2028	160,530	168,308
4.20% Note payable, due June 3, 2024	29,230	33,418
4.20% Note payable, due March 6, 2026	939,066	998,759
3.48% Note payable, due May 15, 2023	109,774	129,692
4.88% Note payable, due August 8, 2024	149,538	179,591
3.50% Note payable, due May 26, 2021	-	5,817
3.50% Note payable, due December 1, 2023	45,936	58,805
4.69% Note payable, due April 15, 2024	136,172	206,993
6.48% Note payable, due February 17, 2022	196,206	191,792
3.50% Note payable, due April 15, 2024	136,172	182,088
7.14% Note payable, due December 3, 2029	540,933	557,445
7.14% Note payable, due December 3, 2029	95,981	99,574
7.14% Note payable, due December 3, 2029	924,168	869,179
7.14% Note payable, due December 3, 2029	133,513	143,569
Total notes payable	4,697,586	5,018,788
Less current portion	(196,206)	(213,199)
Long term notes payable	$4,501,380	$4,805,589

At various times during the three months ended March 31, 2022, Arkavia paid an aggregate of $337,680 in cash towards outstanding principal.

True Digital

On April 26, 2018, True Digital entered into a loan agreement with a shareholder for the principal amount of $250,000. The note had a maturity date of April 25, 2022 and bore an interest rate of 6% per annum. During the period of January 19, 2022 through March 31, 2022, True Digital made aggregate cash payments of $97,731. The loan was repaid prior the March 31, 2022.

On April 13, 2020, True Digital entered into a promissory note with a financial institution for the principal amount of $1,271,000. The note has a maturity date of April 13, 2022, bore an interest rate of 1% per annum and called for seventeen monthly payments of principal and interest of $71,171 beginning on November 13, 2020. At March 31, 2022, the amount outstanding was $74,427. Subsequent to March 31, 2022, the note was paid in full.

On February 10, 2020, True Digital entered into a promissory note with a shareholder for the principal amount of $113,975. The note has a maturity date of February 10, 2027 and bears an interest rate 6% per annum. During the period of January 19, 2022 through March 31, 2022, True Digital made aggregate cash payments of $2,693. At March 31, 2022, the amount outstanding was $92,834.

On February 2, 2021, True Digital entered into a promissory note with a shareholder for the principal amount of $510,000. The note has a maturity date of May 2, 2024 and bears an interest rate of 4% per annum. During the period of January 19, 2022 through March 31, 2022, True Digital made aggregate cash payments of $23,685. At March 31, 2022, the amount outstanding was $326,639.

Convertible Note Payable

On October 27, 2021, we issued to Neil Stinchcombe, the sole owner of Smile, a convertible note in the principal amount of $1,500,000 bearing an interest rate of 5% per annum payable at maturity with a maturity date of January 27, 2022, with a conversion price of $5.00 per share. On March 10, 2022, we entered into an amendment to the note pursuant to which the maturity date was extended to October 27, 2022. The outstanding principal of this note was $1,500,000 at March 31, 2022. At March 31, 2022 and December 31, 2021, we recorded accrued interest of $30,993 and $12,500 with respect to this note. We recorded interest expense of $18,493 during the three months ended March 31, 2022.

Future minimum payments under the above line of credit and notes payable following the three months ended March 31, 2022, are as follows:

2022 (excluding the three months ended March 31, 2022)	$3,465,848
2023	1,069,214
2024	1,207,280
2025	752,419
2026	278,215
Thereafter	1,008,011
Total future minimum payments	7,780,987
Less: current	(2,501,563)
$5,279,424

NOTE 12 – LEASES

All of our leases are classified as operating leases. With the adoption of Topic 842, operating lease agreements are required to be recognized on the condensed consolidated balance sheet as ROU assets and corresponding lease liabilities.

On January 19, 2022, we recognized additional ROU assets and lease liabilities of $226,942. We elected to not recognize ROU assets and lease liabilities arising from office leases with initial terms of twelve months or less (deemed immaterial) on the unaudited condensed consolidated balance sheets.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that we will exercise that option.

When measuring lease liabilities for leases that were classified as operating leases, we discounted lease payments using our estimated incremental borrowing rate at January 1, 2022. The weighted average incremental borrowing rate applied was 6%. As of March 31, 2022, our leases had a remaining weighted average term of 2.21 years.

Operating leases are included in the unaudited condensed consolidated balance sheets as follows:

	Classification	March 31, 2022	December 31, 2021
Lease assets
Operating lease cost ROU assets	Assets	$406,770	$277,578
Total lease assets		$406,770	$277,578

Lease liabilities
Operating lease liabilities, current	Current liabilities	$211,752	$196,472
Operating lease liabilities, non-current	Liabilities	202,918	88,040
Total lease liabilities		$414,670	$284,512

The components of lease costs, which are included in income from operations in our unaudited condensed consolidated statements of operations, were as follows:

	Three Months Ended March 31,
	2022	2021
Leases costs
Operating lease costs	$158,041	$14,194
Total lease costs	$158,041	$14,194

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the three months ended March 31, 2022, are as follows:

Fiscal Year	Operating Leases
(Unaudited)
2022 (excluding the three months ended March 31, 2022)	$189,657
2023	144,866
2024	57,605
2025	54,389
Total future minimum lease payments	446,517
Amount representing interest	(31,846)
Present value of net future minimum lease payments	$414,670

NOTE 13 – GEOGRAPHIC INFORMATION

Revenue by geography is based on the customer’s billing address for the three months ended March 31, 2022 was as follows:

	Secured Managed Services	Professional Services	Total
Major Geographic Location
U.S.	$7,183,987	$1,222,243	$8,406,230
Chile	868,238	54,942	923,180
	$8,052,225	$1,277,185	$9,329,410

Revenue by geography is based on the customer’s billing address for the three months ended March 31, 2021, was as follows:

	Secured Managed Services	Professional Services	Total

U.S.	$1,871,817	$687,961	$2,559,778
Chile	-	-	-
	$1,871,817	$687,961	$2,559,778

No international country represented more than 10% of total revenue in any period presented.

Property and equipment, net by geography was as follows:

	March 31, 2022	December 31, 2021

U.S.	$1,064,519	$95,069
Chile	2,378,418	2,299,355
	$3,442,937	$2,394,424

No other international country represented more than 10% of property and equipment, net in any period presented.

NOTE 14 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2022, and December 31, 2021, we had approximately $1,894,000 and $1,119,000, respectively, in excess of the FDIC insured limit.

Revenue

No clients accounted for more than 10% of revenue for the three months ended March 31, 2022.

One client accounted for 32% of revenue for the three months ended March 31, 2021.

Accounts Receivable

No clients accounted for more than 10% of accounts receivable as of March 31, 2022.

One client accounted for 20% of accounts receivable as of March 31, 2021.

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after March 31, 2022 through the date the unaudited condensed consolidated financial statements are available for issuance. During this period the Company did not have any material reportable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed financial statements and related notes.

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

First Quarter Fiscal 2022 Highlights

Our operating results for the three months ended March 31, 2022 included the following:

●	Total revenue increased by $6.8 million to $8.1 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.
●	Total gross profit decreased by $670,000 to $49,000 for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.
●	We acquired TrueDigital, which is now wholly owned subsidiaries of our company.

Significant Developments During First Quarter Fiscal 2022

Nasdaq Listing and Public Offering

On January 19, 2022, we completed a public offering of our common stock. Pursuant to the public offering, we issued and sold 2,060,000 shares of common stock at a public offering price of $5.00 per share and granted to the underwriter warrants for the purchase of 144,200 shares of common stock at an exercise price of $5.00 per share. We received net proceeds of approximately $9,471,000 from the public offering, after deducting underwriting discounts and commissions of $721,000 and estimated offering costs of $108,000.

On January 14, 2022, we were approved to list our common stock on The Nasdaq Stock Market LLC under the symbol “CISO.”

Acquisition of True Digital

On January 5, 2022, we entered into a stock purchase agreement (the “True Digital Stock Purchase Agreement”) with certain stockholders of True Digital and an agreement and plan of merger (the “True Digital Merger Agreement”) with True Digital and certain of its other stockholders. On January 19, 2022, the transactions contemplated by the True Digital Stock Purchase Agreement and the True Digital Merger Agreement were consummated, with True Digital becoming a wholly owned subsidiary of our company. In connection with consummation of the transactions, we paid aggregate consideration of $6,153,000 in cash and 8,229,000 shares of our common stock, subject to a holdback of 822,900 shares of our common stock and $615,300 of cash.

True Digital is a managed cybersecurity and compliance provider dedicated to the advancement of security in an increasingly connected world. Through integrated services and deep visibility, True Digital helps organizations manage risk and compliance. From its own U.S.-based security operations center and network operations center, True Digital manages client networks and endpoints, including cybersecurity monitoring and cyber incident response. Additionally, True Digital enables both regulated and unregulated companies to redefine their security operations and establishes a holistic viewpoint of their IT, cybersecurity, and compliance operations through TrueSpeed, its proprietary IT-security compliance operational intelligence platform.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Our financial results for the three months ended March 31, 2022 are summarized as follows in comparison to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021	Variance
Revenue:
Security managed services	$8,052,225	$1,871,817	$6,180,408
Professional services	1,227,185	687,961	589,224
Total revenue	9,329,410	2,559,778	6,769,632

Cost of revenue:
Security managed services	2,602,924	193,667	2,409,257
Professional services	110,337	117,794	(7,457)
Cost of payroll	4,445,850	1,427,702	3,018,148
Stock based compensation	2,121,583	100,925	2,020,658
Total cost of revenue	9,280,693	1,840,088	7,440,605
Total gross profit	48,717	719,690	(670,973)
Operating expenses:
Professional fees	623,061	157,354	465,707
Advertising and marketing	155,341	45,227	110,114
Selling, general, and administrative	4,616,374	1,487,641	3,128,733
Stock-based compensation	2,565,510	737,837	1,827,673
Total operating expenses	7,960,286	2,428,059	5,532,227

Loss from operations	(7,911,569)	(1,708,369)	(6,203,200)
Other income (expense):
Other income	12,543	205	12,338
Interest expense, net	(43,585)	(68,695)	25,110
Total other income (expense)	(31,042)	(68,490)	37,448
Net loss	(7,942,611)	(1,776,859)	(6,165,752)
Foreign currency translation adjustment	902,441	-	902,441
Comprehensive net loss	$(7,040,170)	$(1,776,859)	$(5,263,311)

Revenue

Security managed services revenue increased by $6,180,408, or 330%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, due mainly to an increase in customers from the Arkavia and True Digital acquisitions, as well as expanded services to existing customers.

Professional services revenue increased by $589,224, or 86%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, due to an increased demand for technical assessments.

Expenses

Cost of Revenue

Security managed services cost of revenue increased by $2,409,257, or 1,244%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, and was primarily the result of higher direct software and hardware costs to support the increased customer demand.

Professional services cost of revenue decreased by $7,457, or 6%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, due to our ability to utilize internal expert professionals to deliver our services.

Cost of payroll cost of revenue increased by $3,018,148, or 211%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, as a result of increased staff resulting from acquisitions and higher stock compensation expense.

Stock-based compensation expenses increased by $2,020,658, or 2,002%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, due to an increase in stock options awarded during the three months ended March 31, 2022.

Operating Expenses

Professional fees increased by $465,707, or 296%, for the three months ended March 31, 2022 as compared to three months ended March 31, 2021 as a result of higher accounting and audit fees due for our financial reporting and periodic SEC filings, legal fees, and fees for listing to Nasdaq.

Advertising and marketing expenses increased by $110,114, or 243%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, as a result of marketing campaign initiatives.

Selling, general, and administrative expenses increased by $3,128,733, or 210%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily as a result of increased employee costs.

Stock based compensation expenses increased by $1,827,673, or 248%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, due to an increase in stock options awarded during the three months ended March 31, 2022.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At March 31, 2022, we had an accumulated deficit of $51,955,033 and working capital surplus of $3,202,490. For the three months ended March 31, 2022, we had a loss from operations of $7,911,569 and negative cash flows from operations of $3,015,795. Although we are showing positive revenue, gross profit is trending negatively primarily due to increased stock compensation related to sales activity, we expect to incur further losses through the end of 2022.

To date we have funded operations primarily through the sale of equity in private placements and revenue generated by our services. During the three months ended March 31, 2022, we received $9,471,000 from our public offering of our common stock.

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

Working Capital Surplus

Our working capital surplus as of March 31, 2022, in comparison to our working capital surplus as of December 31, 2021, is summarized as follows:

	As of
	March 31,	December 31,
	2022	2021
Current assets	$14,089,899	$10,345,679
Current liabilities	10,887,409	5,141,561
Working capital surplus	$3,202,490	$5,204,118

The increase in current assets is primarily due to an increase in cash and cash equivalents, accounts receivable, and prepaid expenses and other current assets of $1,137,872, $1,104,907, and $1,204,560, respectively. The increase in current liabilities is primarily due to the increase in accounts payable and accrued expense, and deferred revenue of $3,512,486 and $1,899,719, respectively.

Cash Flows

Our cash flows for the three months ended March 31, 2022, in comparison to our cash flows for the three months ended March 31, 2021, can be summarized as follows:

	Three months ended March 31,
	2022	2021
Net cash used in operating activities	$(3,015,795)	$(1,130,173)
Net cash used in investing activities	(5,021,626)	-
Net cash provided by financing activities	9,011,005	3,259,579
Effect of exchange rates on cash and cash equivalents	164,288	-
Increase in cash	$1,137,872	$2,129,579

Operating Activities

Net cash used in operating activities was $3,015,795 for the three months ended March 31, 2022 and was primarily due to cash used to fund a net loss of $7,942,611, adjusted for non-cash expenses in the aggregate of $5,398,770 and additional cash outlaid by changes in the levels of operating assets and liabilities, primarily as a result of an increase in accounts receivable and other current assets. Net cash used in operating activities was $1,130,173 for the three months ended March 31, 2021 and was primarily due to cash used to fund a net loss of $1,776,859, adjusted for non-cash expenses in the aggregate of $911,534, partially offset by cash generated by changes in the levels of operating assets and liabilities, primarily as a result of an increase in accounts payable.

Investing Activities

Net cash used in investing activities of $5,021,626 for the three months ended March 31, 2022, was primarily due to cash paid in the True Digital acquisition. There was no cash used in investing activities for the three months ended March 31, 2021.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $9,250,657, which was primarily due to cash received from the sale of our common stock in our public offering of $9,471,000. Net cash provided by financing activities for the three months ended March 31, 2021 was $3,259,579 and was primarily due to cash received from the sale of our common stock of $3,250,000.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in the notes to our condensed consolidated financial statements included herein for the quarter and three months ended March 31, 2022 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 15, 2022.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements herein for the quarter ended March 31, 2022.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of March 31, 2022.

Our management’s evaluation was based on the following material weaknesses in our internal control over financial reporting which existed as of December 31, 2021, and which continue to exist, as discussed in our Annual Report on Form 10-K:

●	Lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner; and

●	Lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

A material weakness is a control deficiency or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a company with limited accounting resources, a significant amount of management’s time and attention has been and will be diverted from our business to ensure compliance with these regulatory requirements.

Management’s Plan to Remediate the Material Weaknesses

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

Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and in accordance with financial and budgetary considerations.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022, other than those noted above, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 15, 2022, risk factors that materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2022, there were no sales of equity securities during the period covered by this report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Stock Purchase Agreement among the Registrant and certain shareholders of True Digital Security Inc. dated January 5, 2022	8-K	10.1	01/06/2022
2.2**	Agreement and Plan of Merger among the Registrant and certain shareholders of True Digital Security Inc. dated January 5, 2022	8-K	10.2	01/06/2022
4.1	Form of Underwriter Warrant	S-1	4.3	12/14/2021
10.1	Form of Lockup Agreement	S-1/A	10.14	01/07/2022
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
David G. Jemmett
Chief Executive Officer
(Principal Executive Officer)
Date: May 16, 2022

By:	/s/ Debra L. Smith
Debra L. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: May 16, 2022

