Form 10-K/A
period 2021-12-31
CERBERUS CYBER SENTINEL CORP
filed 2022-07-15
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The registrant had 136,719,649 shares of common stock outstanding as of April 15, 2022.

Auditor Firm ID	Auditor Name	Auditor Location
178	Semple, Marchal & Cooper, LLP	Phoenix, Arizona

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on April 15, 2022 (the “Original Form 10-K”). The purpose of this Amendment is to file Exhibits 23.1 and 23.2, Consents of Independent Registered Public Accounting Firm, which include the consents to the incorporation by reference of (i) Semple, Marchal & Cooper, LLP’s report dated April 15, 2022 with respect to our consolidated financial statements for the years ended December 31, 2021 and 2020 and (ii) Baker Tilly Chile Ltda.’s report dated April 15, 2022 with respect to the consolidated financial statements of Arkavia Networks SpA for the period from December 1, 2021 to December 31, 2021 (collectively, the “Auditor Consents”), into our Registration Statement on Form S-8, No. 333-259163. The Auditor Consents were inadvertently omitted from the Original Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15(b) of Part IV of the Original Form 10-K is hereby amended and restated in its entirety. In addition, as required by the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

Except as described above, no other changes have been made to the Original Form 10-K, and this Amendment does not amend, update, or change any other items or disclosures in the Original Form 10-K. The Original Form 10-K continues to speak as of its original filing date. This Amendment does not reflect subsequent events occurring after the filing date of the Original Form 10-K or modify or update in any way disclosures in the Original Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Agreement for the Purchase and Sale of Limited Liability Company Interests of GenResults, LLC dated April 12, 2019	10-12G	10.1	10/2/2019
2.2***	Agreement and Plan of Merger by and among the Registrant, TalaTek, LLC, TalaTek Merger Sub and Baan Alsinawi dated September 23, 2019	10-12G	10.1	10/2/2019
2.3	Stock Purchase Agreement by and among the Registrant, Technologyville, Inc. and Brian Yelm dated May 25, 2020	8-K	10.1	5/29/2020
2.4	Share Purchase Agreement among the Registrant, Clear Skies Security, LLC and all of its Members dated July 31, 2020	8-K	10.1	8/6/2020
2.5***	Agreement and Plan of Merger by and among Cerberus Cyber Sentinel Corporation, Alpine Merger Sub, LLC, Alpine Security, LLC and Christian Espinosa dated December 16, 2020	8-K	10.1	12/21/2020
2.6***	Amended and Restated Agreement and Plan of Merger by and among the Registrant, Catapult Acquisition Merger Sub, LLC, Catapult Acquisition Corporation, the shareholders of Catapult Acquisition Corporation and Darek Hahn dated July 26, 2021	8-K	10.1	08/02/2020
2.7***	Stock Purchase Agreement by and among the Registrant, Atlantic Technology Systems, Inc., Atlantic Technology Enterprises, Inc., and James Montagne and Miriam Montagne as sole shareholders, dated October 1, 2021	8-K	10.1	10/07/2021
2.8***	Agreement and Plan of Merger by and among the Registrant, RED74 Merger Sub, LLC, RED74 LLC, Ticato Holdings, Inc. and Tim Coleman dated October 8, 2021	8-K	10.1	11/15/2021
2.9***	Stock Purchase Agreement by and among the Registrant, Southford Equities, Inc., a British Virgin Islands based company and David Esteban Alfaro Medina, Roberto Andrés Arriagada Poblete and Camilo Orlando Garrido Briones dated December 1, 2021	8-K	10.1	12/06/2021
2.10	Stock Purchase Agreement among the Registrant and certain shareholders of True Digital Security Inc. dated January 5, 2022	8-K	10.1	01/06/2022
2.11***	Agreement and Plan of Merger among the Registrant and certain shareholders of True Digital Security Inc. dated January 5, 2022	8-K	10.2	01/06/2022
3.1(a)	Certificate of Incorporation of the Registrant dated March 4, 2019	10-12G	3.1	10/2/2019
3.1(b)	Certificate of Amendment of Certificate of Incorporation of the Registrant dated April 12, 2019	10-12G	3.2	10/2/2019
3.1(c)	Certificate of Amendment of Certificate of Incorporation of the Registrant dated September 25, 2019	10-12G	3.3	10/2/2019
3.2	By-laws of the Registrant	10-12G	3.4	10/2/2019
4.1	Form of Common Stock Certificate of the Registrant	10-K	4.1	3/30/2020
4.2	Description of Securities Registered under Section 12 of the Exchange Act	10-K	4.2	3/30/2020
10.1	Unsecured Note Agreement between the Registrant and Jemmett Enterprises, LLC dated December 31, 2018	10-K	10.3	3/30/2020
10.2	Stock Repurchase Agreement between the Registrant and Alan Kierman dated September 1, 2019	10-K	10.4	3/30/2020
10.3#	2019 Equity Incentive Plan	10-K	10.5	3/30/2020
10.3(a)#**	Form of Stock Option Agreement
10.4#	Employment Agreement between the Registrant and David G. Jemmett dated September 30, 2019	10-12G	10.2	10/2/2019
10.5#	Employment Agreement between the Registrant and William Santos dated August 13, 2019	10-12G	10.3	10/2/2019
10.6	Engagement for Financial Services between the Registrant and Eventus Consulting, P.C. dated November 8, 2019	10-K	10.8	3/30/2020
10.7	6% Unsecured Convertible Note by the Registrant payable to Hensley & Company, dated December 23, 2020	8-K	10.1	12/29/2020
10.8#**	Employment Agreement by and between Bryce Hancock and the Registrant dated December 14, 2020
10.9	Purchase Agreement and 5% Unsecured Convertible Note by the Registrant payable to Neil Stinchcombe dated October 27, 2021	8-K	10.1	11/02/2021
10.10#**	Employment Agreement by and between Debra L. Smith and the Registrant dated December 31, 2020
21.1**	Subsidiaries of the Registrant
23.1*	Consent of Semple, Marchal & Cooper, LLP
23.2*	Consent of Baker Tilly Chile Ltda.
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
31.3*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.4*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer

*Filed herewith.

**Filed with Original Form 10-K.

***Certain exhibits, annexes, and/or schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally a copy of any omitted exhibit, annex, or schedule to the Securities and Exchange Commission upon request.

# Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERBERUS CYBER SENTINEL CORPORATION

By:	/s/ David G. Jemmett
Name:	David G. Jemmett
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	July 15, 2022

-4-