Form 10-Q
period 2022-06-30
CERBERUS CYBER SENTINEL CORP
filed 2022-08-15
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 001-41227

CERBERUS CYBER SENTINEL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	83-4210278
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6900 E. Camelback Road, Suite 240, Scottsdale, Arizona	85251
(Address of Principal Executive Offices)	(Zip Code)

(480) 389-3444

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	CISO	The Nasdaq Stock Market LLC

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

As of August 12, 2022, there were 138,585,388 shares of the registrant’s common stock outstanding.

CERBERUS CYBER SENTINEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

Forward-looking statements made in this Quarterly Report on Form 10-Q include statements about:

●	our ability to achieve and sustain profitability of our existing lines of business and through our wholly owned subsidiaries;
●	our ability to raise sufficient capital to continue to acquire cybersecurity companies;
●	our ability to attract and retain cybersecurity talent;
●	our ability to identify potential acquisition targets within predetermined parameters;
●	our ability to successfully execute acquisitions, integrate the acquired businesses, and create synergies as a global cybersecurity consolidator;
●	our ability to attract and retain key technology or management personnel and to expand our management team;
●	the rate of growth and anticipated trends and challenges in our business and in the market for our services;
●	our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, and our ability to achieve and maintain future profitability;
●	sufficiency of cash and cash equivalent to meet our needs for at least the next 12 months;
●	our ability to attract and retain clients;
●	our ability to generate revenue and gross profit;
●	our ability to navigate through the increasingly complex cybersecurity regulatory environment;
●	beliefs and objectives for future operations;
●	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States and internationally;
●	economic and industry trends or trend analysis; and
●	anticipated income tax rates, tax estimates and tax standards.

Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur, and actual results could differ materially and adversely from those implied in our forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or events and circumstances described in the forward-looking statements will be achieved or occur. Neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Except as required by law, we undertake no obligation to update any forward-looking statements after the date of this report to conform these statements to actual results. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which are only predictions and speak only as of the date hereof.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

CONDENSED Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS

Current Assets:
Cash and cash equivalents	$8,768,520	$2,725,035
Accounts receivable, net	4,912,065	4,840,802
Notes receivable, related party	1,006,848	1,090,903
Inventory	346,520	189,596
Prepaid expenses and other current assets	3,086,063	960,965
Contract asset	427,268	-
Total Current Assets	18,547,284	9,807,301

Property and equipment, net	2,968,786	2,394,424
Right of use asset, net	245,426	277,578
Intangible assets, net	8,156,166	6,540,269
Goodwill	58,515,259	16,792,535
Other assets	17,875	-

Total Assets	$88,450,796	$35,812,107

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$7,503,547	$2,709,066
Deferred revenue	2,351,477	52,824
Settlement liability	-	470,000
Lease liability	116,091	196,472
Loans payable	6,280,988	213,199
Line of credit	369,829	-
Convertible notes payable	2,516,667	1,500,000
Note payable, related party	176,994	-
Total Current Liabilities	19,315,593	5,141,561

Long-term Liabilities:
Loans payable, net of current portion	3,094,155	5,284,301
Lease liability, net of current portion	135,380	88,040
Note payable, related party, net of current portion	202,437	-

Total Liabilities	22,747,565	10,513,902

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.00001 par value; 250,000,000 shares authorized; 137,097,860 and 125,852,971 shares issued and outstanding on June 30, 2022 and December 31, 2021, respectively	1,371	1,258
Additional paid-in capital	126,382,178	69,309,369
Accumulated translation adjustment	(1,298,269)	-
Accumulated deficit	(59,382,049)	(44,012,422)
Total Stockholders’ Equity	65,703,231	25,298,205

Total Liabilities and Stockholders’ Equity	$88,450,796	$35,812,107

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

CONDENSED Consolidated STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenue:
Security managed services	$10,376,169	$2,077,351	$18,428,394	$3,967,055
Professional services	851,776	872,326	2,128,961	1,542,400
Total revenue	11,227,945	2,949,677	20,557,355	5,509,455

Cost of revenue:
Security managed services	3,765,426	340,460	6,368,350	534,127
Professional services	163,152	139,973	273,489	257,767
Cost of payroll	4,707,984	1,531,910	9,153,834	2,959,612
Stock based compensation	1,825,890	197,848	3,947,473	380,924
Total cost of revenue	10,462,452	2,210,191	19,743,146	4,132,430
Total gross profit	765,493	739,486	814,209	1,377,025

Operating expenses:
Professional fees	945,148	244,261	1,568,209	401,615
Advertising and marketing	240,504	172,468	395,845	217,695
Selling, general and administrative	4,468,415	1,682,879	9,171,958	3,170,520
Stock based compensation	2,404,049	693,278	4,969,559	1,348,964
Total operating expenses	8,058,116	2,792,886	16,105,571	5,138,794

Loss from operations	(7,292,623)	(2,053,400)	(15,291,362)	(3,761,769)

Other income (expense):
Other income	17,425	2,179	29,968	2,384
Interest expense, net	(64,648)	(65,641)	(108,233)	(134,336)

Total other income (expense)	(47,223)	(63,462)	(78,265)	(131,952)

Net loss	(7,339,846)	(2,116,862)	(15,369,627)	(3,893,721)
Foreign currency translation adjustment	(2,200,710)	-	(1,298,269)	-

Comprehensive loss	$(9,540,556)	$(2,116,862)	$(16,667,896)	$(3,893,721)

Net loss per common share - basic and diluted	$(0.05)	$(0.02)	$(0.11)	$(0.03)

Weighted average shares outstanding - basic	136,127,157	117,729,971	134,738,684	117,081,360

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Total

Balance at January 1, 2022	125,852,971	$1,258	$69,309,369	$-	$(44,012,422)	$25,298,205

Stock based compensation - stock options	-	-	8,179,332	-	-	8,179,332
Stock based compensation - common stock	434,000	4	737,696	-	-	737,700
Exercise of options	454,111	5	277,707	-	-	277,712
Stock issued for cash in public offering	2,060,000	21	9,521,777	-	-	9,521,798
Stock issued for True Digital acquisition	7,406,100	74	34,726,306	-	-	34,726,380
Stock issued for VelocIT acquisition	256,678	3	(3)	-	-	-
Stock issued for Red74 acquisition	34,000	-	-	-	-	-
Stock issued for Creatrix acquisition	600,000	6	3,629,994	-	-	3,630,000
Foreign currency translation	-	-	-	(1,298,269)	-	(1,298,269)
Net loss	-	-	-	-	(15,369,627)	(15,369,627)
Balance as of June 30, 2022	137,097,860	$1,371	$126,382,178	$(1,298,269)	$(59,382,049)	$65,703,231

Balance at January 1, 2021	116,104,971	$1,161	$12,607,074	-	$(4,866,772)	$7,741,463

Stock based compensation - stock options	-	-	1,729,888	-	-	1,729,888
Stock issued for cash	1,625,000	16	3,249,984	-	-	3,250,000
Net loss	-	-	-	-	(3,893,721)	(3,893,721)
Balance as of June 30, 2021	117,729,971	$1,177	$17,586,946	$-	$(8,760,493)	$8,827,630

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net loss	$(15,369,627)	$(3,893,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - stock options	8,179,332	1,729,888
Loss on write-off of accounts receivable	-	15,264
Issuance of common stock for services	737,700	114,750
Non-cash interest expense	20,834	-
Depreciation and amortization	1,163,463	78,836
Right of use amortization	127,805	39,029
Amortization of debt discount	-	36,193
Gain on termination of operating lease	(22,289)	-
Changes in operating assets and liabilities:
Accounts receivable, net	1,416,754	(617,769)
Inventory	(199,559)	-
Contract assets	(261,961)	-
Prepaids and other current assets	(2,131,480)	(160,527)
Accounts payable and accrued expenses	2,675,346	48,760
Lease liability	120,536	(37,442)
Settlement liability	(470,000)	-
Deferred revenue	438,672	-

Net cash used in operating activities	(3,574,474)	(2,646,739)

Cash flows from investing activities:

Purchases of property and equipment	(200,504)	-
Cash paid in acquisitions, net	(4,914,196)	-

Net cash used in investing activities	(5,114,700)	-

Cash flows from financing activities:
Proceeds from sale of common stock	9,521,798	3,250,000
Proceeds from stock option exercise	277,712	-
Proceeds from loan payable	5,000,000	-
Proceeds from convertible note payable	1,000,000	-
Proceeds from line of credit	86,585	221,346
Payment on line of credit	-	(224,346)
Payment on loans payable	(895,053)	(22,542)
Payment on notes payable, related party	(184,758)	(50,000)
Payment of debt issuance cost	(25,000)	-

Net cash provided by financing activities	14,781,284	3,174,458

Effect of exchange rates on cash and cash equivalents	(48,625)	-

Net increase in cash and cash equivalents	6,043,485	527,719

Cash and cash equivalents - beginning of the period	2,725,035	5,197,030

Cash and cash equivalents - end of the period	$8,768,520	$5,724,749

Supplemental cash flow information:
Cash paid for:
Interest	$91,234	$91,490
Income taxes	$-	$-
Non-cash investing and financing activities:
Right of use asset and lease liability recorded upon adoption of ASC 842	$226,941	$175,759
Common stock issued in True Digital acquisition	$34,726,380	$-
Common stock issued in Creatrix acquisition	$3,630,000	$-
Common stock issued in VelocIT acquisition	$-	$-
Common stock issued in RED 74 acquisition	$-	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless otherwise indicated or the context requires otherwise, the terms “we,” “us,” “our,” and “our company” refer to Cerberus Cyber Sentinel Corporation, a Delaware corporation (“Cerberus”), and its wholly owned subsidiaries, including GenResults, LLC, an Arizona limited liability company (“GenResults”), TalaTek, LLC, a Virginia limited liability company (“TalaTek”), Technologyville, Inc., an Illinois corporation (“Techville”), Clear Skies Security, LLC, a Georgia limited liability company (“Clear Skies”), Alpine Security, LLC, an Illinois limited liability company (“Alpine”), Catapult Acquisition Corporation, a New Jersey corporation (“VelocIT”), Southford Equities, Inc., a British Virgin Islands company (“Arkavia”), True Digital Security, Inc., a Delaware corporation (“True Digital”), RED74 LLC, a New Jersey limited liability company (“RED74”), Atlantic Technology Systems, Inc., a New Jersey corporation (“ATS”), Atlantic Technology Enterprises, Inc., a New Jersey corporation (“ATE” and together with ATS, “Atlantic”), Creatrix, Inc., a Maryland corporation (“Creatrix”), and CyberViking, LLC, an Oregon limited liability company (“CyberViking”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

NOTE 1 –ORGANIZATION AND BACKGROUND

Description of the Business

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

On January 18, 2022, we completed a $10,300,000 underwritten public offering of shares of our common stock, pursuant to which an aggregate of 2,060,000 shares of our common stock were issued (see Note 9). In addition, we granted the underwriter warrants to purchase an aggregate of 144,200 shares of our common stock (see Note 9). We intend to use the net proceeds from the offering to fund acquisitions, sales, marketing, and general corporate purposes. In connection with the public offering, our common stock was listed on The Nasdaq Stock Market LLC.

On June 1, 2022, we entered into a stock purchase agreement with the stockholders of Creatrix, pursuant to which Creatrix became our wholly owned subsidiary. Creatrix offers recognized expertise in identity management as well as systems integration and software engineering, and specializes in biometrics, vetting, credentialing, and case management.

Basis of Presentation

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include our accounts and the accounts of our subsidiaries. All material intercompany accounts and transactions have been eliminated.

Our interim financial statements are unaudited, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2022. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2021.

Reclassifications

Certain reclassifications have been made to the financial statements for the six months ended June 30, 2021 to conform to the financial statements presentation for the six months ended June 30, 2022. These reclassifications had no effect on net loss or cash flows as previously reported.

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the reported amounts in our financial statements. We periodically evaluate our estimates and adjust prospectively, if necessary. We believe our estimates and assumptions are reasonable; however, actual results could materially differ.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue

Our revenue is derived from two major types of services to clients: security managed services and professional services. With respect to security managed services, we provide culture education and enablement, tools and technology provisioning, data and privacy monitoring, regulations and compliance monitoring, remote infrastructure administration, and cybersecurity services, including, but not limited to, antivirus and patch management. With respect to professional services, we provide cybersecurity consulting, compliance auditing, vulnerability assessment and penetration testing, and disaster recovery and data backup solutions.

Our revenue is categorized and disaggregated as reflected in our statement of operations as follows:

Security Managed Services

Security managed services revenue primarily consist of compliance, security managed services, SOC managed services, and vCISO. We considered these services to be a single performance obligation, and revenue is recognized as services and materials are provided to the customer.

Professional Services

Professional services revenue primarily consists of technical assessments, incident response and forensics, training, and other cybersecurity services. We considered these services to be a single performance obligation, and revenue is recognized in the period in which the performance obligations are satisfied.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. We periodically assess our accounts and other receivables for collectability on a specific identification basis. We provide for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. We write off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of June 30, 2022 and December 31, 2021, our allowance for doubtful accounts was $180,691 and $77,811, respectively.

Inventory

Inventory consists of software licenses and computer equipment for sale to customers. Inventory is measured using the first-in, first-out method and stated at lower of cost or net realizable value as of June 30, 2022 and December 31, 2021. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required. We recorded no inventory impairment losses for the six months ended June 30, 2022 and 2021.

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

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For dilutive securities, all outstanding options are considered potentially outstanding common stock. The dilutive effect, if any, of stock options is calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options and shares issuable upon conversion thereof have been excluded from our computation of net loss per common share for the six months ended June 30, 2022 and 2021.

The following tables summarize the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to our net loss position even though the exercise price could be less than the average market price of the common shares:

	June 30, 2022	June 30, 2021
Stock options	36,114,487	25,843,700
Warrant	144,200	-
Convertible debt	430,718	1,500,000
Total	36,689,405	27,343,700

Deferred Revenue

Deferred revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the services provided to our customers or annual licenses and is recognized as services are performed or ratably over the life of the license. We generally invoice customers in advance or in milestone-based installments. Deferred revenue of $52,824 was recognized for the six months ended June 30, 2022, which was included in the deferred revenue balance as of December 31, 2021. As of June 30, 2022, deferred revenue related to such customer payments was $2,351,477, all of which is expected to be recognized during the succeeding 12-month period and is therefore presented as current.

Deferred revenue consisted of the following:

	June 30, 2022	December 31, 2021
Security managed services	$2,172,302	$52,824
Professional services	179,175	-
Total deferred revenue	$2,351,477	$52,824

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

We utilize ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. We account for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At June 30, 2022 and December 31, 2021, our net deferred tax asset has been fully reserved.

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

Recently Issued Accounting Standards

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the Emerging Issues Task Force). The ASU requires issuers to account for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. Under the ASU, an issuer determines the accounting for the modification or exchange based on whether the transaction was done to issue equity, to issue or modify debt, or for other reasons. The ASU is applied prospectively and is effective for us for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. Early adoption is permitted. We adopted the standard on January 1, 2022, and management noted that there is no material impact to the unaudited condensed consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in business combinations to be recognized in accordance with ASC Topic 606 as if the acquirer had originated the contracts. The ASU is applied prospectively and is effective for us for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that adopting this standard will have on the unaudited condensed consolidated financial statements.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to us.

NOTE 3 – ACQUISITIONS

True Digital Security, Inc.

On January 5, 2022, we entered into the True Digital Stock Purchase Agreement with certain stockholders of True Digital and the True Digital Merger Agreement with True Digital and certain of its other stockholders. On January 19, 2022, the transactions contemplated by the True Digital Stock Purchase Agreement and the True Digital Merger Agreement were consummated, with True Digital becoming a wholly owned subsidiary of our company (the “True Digital Acquisition”). True Digital’s outstanding common stock was exchanged for the right to receive an aggregate of $6,153,000 in cash and 8,229,000 shares of our common stock, subject to a 10% holdback. In the event that no claim is made by a Cerberus Indemnitee (as defined in the True Digital Merger Agreement) within one year from closing, then we shall pay the entire amount of the 10% holdback to the shareholders of True Digital.

Subsequent to the issuance of these financial statements, we expect to obtain a third-party valuation on the fair value of the assets acquired, including identifiable intangible assets and the liabilities assumed for use in the purchase price allocation.

The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the transaction date:

Consideration	$40,879,380

Tangible assets acquired:
Cash	485,232
Accounts receivable	1,404,386
Contract assets	131,342
Prepaid expenses and other current assets	196,825
Property and equipment	906,006
Other assets	17,505
Total tangible assets	3,141,296

Estimated intangible assets acquired	1,913,800

Assumed liabilities:
Accounts payable and accrued expenses	1,283,003
Deferred revenue	1,956,600
Line of credit	283,244
Loans payable	181,741
Loans payable - shareholder	543,581
Total assumed liabilities	4,248,169

Net assets acquired	806,927

Goodwill (a)	$40,072,453

(a)	Goodwill and intangibles are not deductible for tax purposes.

Creatrix, Inc.

On June 1, 2022, we entered into a stock purchase agreement with the stockholders of Creatrix, pursuant to which Creatrix became our wholly owned subsidiary. We anticipate that this will expand our professional services offerings and capabilities. Creatrix offers recognized expertise in identity management as wells as systems integration and software engineering and specializes in biometrics, vetting, credentialing, and case management.

Subsequent to the issuance of these financial statements, we expect to obtain a third-party valuation on the fair value of the assets acquired, including identifiable intangible assets and the liabilities assumed for use in the purchase price allocation.

The aggregate purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimate fair values as of the acquisition date, with the excess recorded to goodwill. During the measurement period, which will not exceed one year from closing, we will continue to obtain information to assist us in finalizing the acquisition date fair values. Any qualifying changes to our preliminary estimates will be recorded as adjustments to the respective assets and liabilities, with any residual amounts allocated to goodwill.

The following table summarizes the preliminary estimated acquisition date fair values of the assets acquired and liabilities assumed:

Consideration paid	$3,630,000

Tangible assets acquired:
Cash	3,572
Accounts receivable	125,908
Contract assets	33,965
Prepaid expenses and other current assets	3,597
Total tangible assets	167,042

Estimated intangible assets acquired	720,400

Assumed liabilities:
Accounts payable and accrued expenses	48,001
Loans payable	56,687
Total assumed liabilities	104,688

Net assets acquired	782,754

Goodwill (a)	$2,847,246

(a)	Goodwill and intangibles are not deductible for tax purposes.

Pro forma financial information is not presented because the acquisitions were not material to our financial statements, individually or in the aggregate.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	June 30, 2022	December 31, 2021
Prepaid expenses	$1,653,815	$441,259
Deferred cost of sales	729,664	12,239
Prepaid taxes	126,675	231,014
Prepaid insurance	391,194	46,751
Deferred interest	184,715	229,702
Total prepaid expenses and other current assets	$3,086,063	$960,965

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2022	December 31, 2021
Computer equipment	$612,612	$495,235
Building	1,107,769	1,047,020
Leasehold improvements	94,739	109,626
Vehicles	63,052	63,052
Furniture and fixtures	45,835	33,358
Software	1,529,412	748,599
	3,453,419	2,496,890
Less: accumulated depreciation	(484,633)	(102,466)
Property and equipment, net	$2,968,786	$2,394,424

Total depreciation expense was $178,309 and $4,424 for the three months ended June 30, 2022 and 2021, respectively, and was $332,383 and $8,848 for the six months ended June 30, 2022, and 2021, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the changes in goodwill during the six months ended June 30, 2022:

Balance December 31, 2021	$16,792,535
Acquisition of goodwill	42,919,699
Foreign currency translation adjustment	(1,196,975)
Ending balance, June 30, 2022(1)	$58,515,259

(1)	As of June 30, 2022, we had not obtained a third-party valuation for the acquisitions of True Digital and Creatrix. As such, the purchase price allocation disclosed in this Quarterly Report for True Digital and Creatrix may change, and, therefore, goodwill from the acquisitions may change.

The following table summarizes the identifiable intangible assets as of June 30, 2022 and December 31, 2021:

	Useful life	June 30, 2022	December 31, 2021
Tradenames – trademarks	Indefinite	$1,211,800	$1,211,800
Tradenames – trademarks	5 years	3,136,872	1,798,300
Customer base	5 - 10 years	1,836,606	1,650,000
Non-compete agreements	2 - 5 years	806,900	675,500
Intellectual property/technology	5 - 10 years	2,264,939	1,528,000
		9,257,117	6,863,600
Less accumulated amortization		(1,100,951)	(323,331)
Total		$8,156,166	$6,540,269

The weighted average remaining useful life of identifiable amortizable intangible assets remaining is 4.47 years.

Amortization of identifiable intangible assets for the three months ended June 30, 2022 and 2021 was $512,503 and $34,994, respectively, and was $817,467 and $69,988 for the six months ended June 30, 2022 and 2021, respectively.

The below table summarizes the future amortization expense for the remainder of 2022 and the next four years thereafter:

2022 (remainder of)	$860,974
2023	1,704,567
2024	1,427,546
2025	1,377,196
2026	1,276,628
Thereafter	297,455
$6,944,366

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following amounts:

	June 30, 2022	December 31, 2021
Accounts payable	$3,163,498	$1,700,260
Accrued payroll	1,470,348	482,588
Accrued expenses	2,391,785	513,718
Accrued commissions	465,416	-
Accrued interest – related party	12,500	12,500
Total accounts payable and accrued expenses	$7,503,547	$2,709,066

NOTE 8 – RELATED PARTY TRANSACTIONS

Independent Consulting Agreement with Stephen Scott

In August 2020, we entered into an Independent Consulting Agreement with Stephen Scott, a Director of our company, with respect to advisory and consulting services relating to our strategic and business development, and sales and marketing. Mr. Scott receives a consulting fee of $11,500 per month for such services. During the three and six months ended June 30, 2022, we paid consulting fees to Mr. Scott in the amount of $34,500 and $69,000, respectively.

Managed Services Agreement with Hensley Beverage Company – Related Party

In July 2021, we entered into a 1-year Managed Services Agreement with Hensley Beverage Company to provide secured managed services. We also may be engaged by Hensley Beverage Company from time to time to provide other related services outside the scope of the Managed Services Agreement. While the agreement provides for a term through December 31, 2021, the agreement will continue until terminated by either party. For the three and six months ended June 30, 2022, we received $206,202 and $373,008 from Hensley Beverage Company for contracted services and had an outstanding receivable balance of $11,132 as of June 30, 2022.

Note Receivable – Related Party

Arkavia provided cash infusions to a related party to fund an intended wholly owned subsidiary, Arkavia Peru, for start-up and operational costs. As of June 30, 2022, the subsidiary has yet to be incorporated and as such, Arkavia has recorded the amount as a receivable. The amount outstanding at June 30, 2022 is $1,006,848 and is considered short-term and non-interest bearing.

NOTE 9 – STOCKHOLDERS’ EQUITY

On June 14, 2022, our Board of Directors approved and recommended that our stockholders approve (i) an amended and restated certificate of incorporation to, among other things, (1) increase our authorized shares of common stock from 250,000,000 to 300,000,000 and (2) authorize the issuance of 50,000,000 shares of preferred stock, par value $0.00001 per share; and (ii) increase the number of shares authorized for issuance under our 2019 Equity Incentive Plan from 25,000,000 to 60,000,000. On June 27, 2022, stockholders holding approximately 61.96% of our outstanding voting stock executed a written consent in lieu of a special meeting of stockholders approving such amended and restated certificate of incorporation and equity plan amendment (the “Written Consent”). Pursuant to Rule 14c-2 of the Exchange Act, such amended and restated certificate of incorporation and such equity plan amendment will not become effective until at least 20 calendar days following the date on which an information statement informing stockholders of the Written Consent is first mailed to our stockholders of record. As such, no effect of such amendments is shown on the accompanying financial statements.

Options

We granted stock options vesting solely upon the continued service of the recipient. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the required service period of each award.

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	31,372,148	$1.84	-	-
Granted	8,635,213	3.62	-	-
Exercised	(454,111)	0.61	-	-
Expired or cancelled	(3,438,763)	2.56	-	-
Outstanding at June 30, 2022	36,114,487	$2.25	5.69	$61,600,311
Exercisable at June 30, 2022	18,472,112	$0.84	3.32	$51,129,643

Total compensation expense related to the options was $3,572,189 and $891,126 for the three months ended June 30, 2022 and 2021, respectively, and $8,179,332 and $1,729,888 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was future compensation expense of $44,979,761 with a weighted average recognition period of 2.11 years related to the options.

Warrant Activity Summary

The following table summarizes warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	-	$-	-	-
Granted	144,200	5.00	4.51	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at June 30, 2022	144,200	$5.00	4.51	$-
Exercisable at June 30, 2022	144,200	$5.00	4.51	$-

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Maxim Settlement Agreement

On October 27, 2020, we entered into an advisory agreement (the “Advisory Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the parties agreed to certain compensation obligations in the form of our common stock, cash and future rights. Certain disputes arose between the parties regarding the duties and obligations pursuant to the Advisory Agreement, resulting in the parties entering into a settlement and release agreement on January 13, 2022. As a result, we recorded a settlement liability at December 31, 2021 of $470,000 and issued 400,000 shares of our common stock to Maxim, pursuant to the settlement. During the six months ended June 30, 2022, we paid $470,000 in cash.

Legal Claims

There are no material pending legal proceedings in which we or any of our subsidiaries is a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

Indirect Taxes

We are subject to indirect taxation in some, but not all, of the various states and foreign jurisdictions in which we conduct business. Laws and regulations attempting to subject commerce conducted over the Internet to various indirect taxes are becoming more prevalent, both in the U.S. and internationally, and may impose additional burdens on us in the future. Increased regulation could negatively affect our business directly, as well as the business of our customers. Taxing authorities may impose indirect taxes on the Internet-related revenue we generated based on regulations currently being applied to similar, but not directly comparable industries. There are many transactions and calculations where the ultimate indirect tax determination is uncertain. In addition, domestic and international indirect taxation laws are complex and subject to change. We may be audited in the future, which could result in changes to our indirect tax estimates. We continually evaluate those jurisdictions in which nexus exists, and believe we maintain adequate indirect tax accruals.

As of June 30, 2022 and December 31, 2021, our accrual for estimated indirect tax liabilities was $633,672 and $99,088, respectively, reflecting our best estimate of the potential liability based on an analysis of our business activities, revenues subject to indirect taxes, and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation, or settlements could be materially different than the amounts established for indirect tax contingencies.

NOTE 11 – LOANS PAYABLE AND LINES OF CREDIT

Loans Payable

Loans payable was as follows:

	Interest Rate	Maturities	June 30, 2022	December 31, 2021

Term loans (US dollar denominated)	5.00% – 6.00%	2023 - 2027	$5,397,470	$478,712
Term loans (Chilean peso denominated)	3.48% - 7.14%	2023 - 2029	3,977,673	5,018,788
			9,375,143	5,497,500
Less current portion			(6,280,988)	(213,199)
Long term loans payable			$3,094,155	$5,284,301

In June 2022, we entered into bridge loans, secured by substantially all of our assets, in the principal amount of $5,000,000 bearing an interest rate of 4.00% per annum payable monthly with a maturity date of December 14, 2022. These bridge loans are guaranteed by our assets. We recorded interest expense of $8,889 during the three and six months ended June 30, 2022, respectively.

Various subsidiaries in the United States are borrowers under certain term loans. These term loans require monthly principal and interest payments. These term loans are secured by various assets owned by our subsidiaries. We recorded aggregate interest expense of these term loans of $11,358 and $51,987 for the three and six months ended June 30, 2022, respectively.

Our Chilean subsidiary, Arkavia, is the borrower under certain term loans denominated in Chilean Pesos. These term loans require monthly principal and interest payments. These term loans are secured by various assets owned by our subsidiaries. We recorded aggregate interest expense on these term loans of $58,400 and $61,885 for the three and six months ended June 30, 2022, respectively.

Debt Assumed through Acquisition

As part of the True Digital Acquisition, we assumed $1,008,566 of debt previously held by True Digital. This debt was comprised of a revolving line of credit and four separate term loans. We repaid two of the four term loans during the six months ended June 30, 2022. The line of credit matured and was repaid in full on August 9, 2022, and the outstanding term loans mature in May 2024 and February 2027. The line of credit had an interest rate 3.25% per annum.

Convertible Notes Payable

In October 2021, we issued a convertible note in the principal amount of $1,500,000 bearing an interest rate of 5.00% per annum payable at maturity with a maturity date of January 27, 2022, with a conversion price of $5.00 per share. On March 10, 2022, we entered into an amendment to the note pursuant to which the maturity date was extended to October 27, 2022. The outstanding principal of this note was $1,500,000 at June 30, 2022. At June 30, 2022 and December 31, 2021, we recorded interest expense and accrued interest of $49,486 and $12,500, respectively, with respect to this note. We recorded interest expense of $18,493 and $36,986 during the three and six months ended June 30, 2022, respectively.

In June 2022, we entered into an unsecured convertible note in the principal amount of $1,000,000 bearing an interest rate of 5.00% per annum payable monthly with a maturity date of June 2023, with a conversion price of $7.65 per share. The outstanding principal of this note can be redeemed at any time by us or at maturity at 105%. At June 30, 2022, we recorded interest expense and accrued interest of $3,194 during the three and six months ended.

Future minimum payments under the above line of credit and loans payable due as of June 30, 2022 were as follows:

2022 (remainder of)	$7,309,895
2023	2,167,354
2024	909,814
2025	871,572
2026	507,925
Thereafter	928,676
Total future minimum payments	12,695,236
Less: discount	(54,166)
12,641,070
Less: current	(9,344,478)
$3,296,592

NOTE 12 – LEASES

All of our leases are classified as operating leases. With the adoption of Topic 842, operating lease agreements are required to be recognized on the condensed consolidated balance sheet as Right of Use (“ROU”) assets and corresponding lease liabilities.

On January 19, 2022, we recognized additional ROU assets and lease liabilities of $226,942 from the True Digital Acquisition. We elected to not recognize ROU assets and lease liabilities arising from office leases with initial terms of 12 months or less (deemed immaterial) on the unaudited condensed consolidated balance sheets.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that we will exercise that option.

When measuring lease liabilities for leases that were classified as operating leases, we discounted lease payments using our estimated incremental borrowing rate at January 1, 2022. The weighted average incremental borrowing rate applied was 6.00%. As of June 30, 2022, our leases had a remaining weighted average term of 1.00 years.

Operating leases are included in the unaudited condensed consolidated balance sheets as follows:

	Classification	June 30, 2022	December 31, 2021
Lease assets
Operating lease cost ROU assets	Assets	$245,426	$277,578
Total lease assets		$245,426	$277,578

Lease liabilities
Operating lease liabilities, current	Current liabilities	$116,091	$196,472
Operating lease liabilities, non-current	Liabilities	135,380	88,040
Total lease liabilities		$251,471	$284,512

The components of lease costs, which are included in income from operations in our unaudited condensed consolidated statements of operations, were as follows:

	Six Months Ended June 30,
	2022	2021
Leases costs
Operating lease costs	$226,079	$54,376
Total lease costs	$226,079	$54,376

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the six months ended June 30, 2022 were as follows:

Fiscal Year	Operating Leases
(Unaudited)
2022 (remainder of)	$83,892
2023	77,091
2024	57,605
2025	54,389
Total future minimum lease payments	272,977
Amount representing interest	(21,506)
Present value of net future minimum lease payments	$251,471

NOTE 13 – GEOGRAPHIC INFORMATION

Revenue by geography is based on the customer’s billing address and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

U.S.	$9,358,105	$2,949,677	$17,764,335	$5,509,455
Chile	1,869,840	-	2,793,020	-
	$11,227,945	$2,949,677	$20,557,355	$5,509,455

Property and equipment, net by geography was as follows:

	June 30, 2022	December 31, 2021

U.S.	$1,034,958	$95,069
Chile	1,933,828	2,299,355
	$2,968,786	$2,394,424

No other international country represented more than 10% of property and equipment, net in any period presented.

NOTE 14 – SUBSEQUENT EVENTS

Acquisitions

In July 2022, we entered into a stock purchase agreement with CyberViking and its interest holders, pursuant to which we acquired all of the issued and outstanding units of CyberViking (the “CyberViking Acquisition”). We funded the acquisition through the issuance of 499,000 shares of our common stock.

The purchase price of the CyberViking Acquisition will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values at the acquisition date. We are currently preparing the valuations and other procedures necessary to determine the purchase price allocation and will record our initial fair value estimates during the three months ending September 30, 2022.

CyberViking is a company specializing in application security services, incident response, and threat hunting as well as the creation and management of security operation centers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Unless otherwise indicated or the context requires otherwise, the terms “we,” “us,” “our,” and “our company” refer to Cerberus Cyber Sentinel Corporation, a Delaware corporation (“Cerberus”), and its wholly owned subsidiaries, including GenResults, LLC, an Arizona limited liability company (“GenResults”), TalaTek, LLC, a Virginia limited liability company (“TalaTek”), Technologyville, Inc., an Illinois corporation (“Techville”), Clear Skies Security, LLC, a Georgia limited liability company (“Clear Skies”), Alpine Security, LLC, an Illinois limited liability company (“Alpine”), Catapult Acquisition Corporation, a New Jersey corporation (“VelocIT”), Southford Equities, Inc., a British Virgin Islands company (“Arkavia”), True Digital Security, Inc., a Delaware corporation (“True Digital”), RED74 LLC, a New Jersey limited liability company (“RED74”), Atlantic Technology Systems, Inc., a New Jersey corporation (“ATS”), Atlantic Technology Enterprises, Inc., a New Jersey corporation (“ATE” and together with ATS, “Atlantic”), Creatrix, Inc., a Maryland corporation (“Creatrix”), and CyberViking, LLC, an Oregon limited liability company (“CyberViking”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Second Quarter 2022 Highlights

Our operating results for the three months ended June 30, 2022 included the following:

●	Total revenue increased by $8.3 million to $11.2 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.
●	Total gross profit increased to $0.8 million for the three months ended June 30, 2022, as compared to the six months ended June 30, 2021.
●	Cash used in operating activities decreased to $0.6 million for the three months ended June 30, 2022, as compared to $3.0 million for the three months ended March 31, 2022.
●	We closed $6.0 million of short-term bridge loans in June 2022.
●	We acquired Creatrix, which became our wholly owned subsidiary.

On June 14, 2022, we filed a Registration Statement on Form S-3 (as amended by Amendment No. 1 to Form S-3 filed with the U.S. Securities and Exchange Commission (“SEC”) on June 24, 2022, the “S-3 Registration Statement”) with the SEC, which was declared effective on June 27, 2022. The S-3 Registration Statement contains two prospectuses:

●	A base prospectus that covers the potential offering, issuance, and sale from time to time of our common stock, preferred stock, warrants, debt securities, and units in one or more offerings with a total value of up to $300,000,000; and
●	A sales agreement prospectus covering the potential offering, issuance, and sale from time to time of our common stock having an aggregate gross sales price of up to $100,000,000 pursuant to a sales agreement with B. Riley Securities, Inc., Stifel, Nicolaus & Company, Incorporated, and Boustead Securities, LLC.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

Our financial results for the three months ended June 30, 2022 are summarized as follows in comparison to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021	Variance
Revenue:
Security managed services	$10,376,169	$2,077,351	$8,298,818
Professional services	851,776	872,326	(20,550)
Total revenue	11,227,945	2,949,677	8,278,268

Cost of revenue:
Security managed services	3,765,426	340,460	3,424,966
Professional services	163,152	139,973	23,179
Cost of payroll	4,707,984	1,531,910	3,176,074
Stock based compensation	1,825,890	197,848	1,628,042
Total cost of revenue	10,462,452	2,210,191	8,252,261
Total gross profit	765,493	739,486	26,007
Operating expenses:
Professional fees	945,148	244,261	700,887
Advertising and marketing	240,504	172,468	68,036
Selling, general, and administrative	4,468,415	1,682,879	2,785,536
Stock-based compensation	2,404,049	693,278	1,710,771
Total operating expenses	8,058,116	2,792,886	5,265,230

Loss from operations	(7,292,623)	(2,053,400)	(5,239,223)
Other income (expense):
Other income	17,425	2,179	15,246
Interest expense, net	(64,648)	(65,641)	993
Total other income (expense)	(47,223)	(63,462)	16,239
Net loss	(7,339,846)	(2,116,862)	(5,222,984)
Foreign currency translation adjustment	(2,200,710)	-	(2,200,710)
Comprehensive loss	$(9,540,556)	$(2,116,862)	$(7,423,694)

Revenue

Security managed services revenue increased by $8,298,818, or 399%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, due primarily to revenue acquired through our completion of six acquisitions over the last 12 months and new and existing customer revenue growth.

Professional services revenue decreased by $20,550, or 2%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, due primarily to two large one-time projects in the three months ended June 30, 2021, offset by acquisition and organic revenue growth of approximately $134,000.

Expenses

Cost of Revenue

Security managed services cost of revenue increased by $3,424,966, or 1,006%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to our completion of six acquisitions over the last 12 months, which increased our revenues from hardware and software sales and their related costs.

Professional services cost of revenue increased by $23,179, or 17%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, due to our increase in revenue from professional services from acquisitions completed over the last 12 months.

Cost of payroll cost of revenue increased by $3,176,074, or 207%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, due to headcount added primarily through our completion of six acquisitions over the last 12 months.

Stock-based compensation expenses increased by $1,628,042, or 823%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, due to an increase of stock options awarded to our growing base of revenue generating employees.

Operating Expenses

Professional fees increased by $700,887, or 287%, for the three months ended June 30, 2022 as compared to three months ended June 30, 2021, due to an increase in accounting, legal, and other professional fees incurred related to our periodic SEC filings and our efforts to raise additional capital.

Advertising and marketing expenses increased by $68,036, or 39%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, due to our current marketing campaign initiatives to stimulate organic revenue growth.

Selling, general, and administrative expenses increased by $2,785,536, or 166%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to headcount added through our completion of six acquisitions over the last 12 months and hiring of back office personnel to meet the current and expected growth needs of our business.

Stock based compensation expenses increased by $1,710,771, or 247%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, due to an increase in stock options awarded to employees as we continue to scale our back office to meet the growth needs of our business and shares issued to consultants for marketing services provided.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

Our financial results for the six months ended June 30, 2022 are summarized as follows in comparison to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Variance
Revenue:
Security managed services	$18,428,394	$3,967,055	$14,461,339
Professional services	2,128,961	1,542,400	586,561
Total revenue	20,557,355	5,509,455	15,047,900

Cost of revenue:
Security managed services	6,368,350	534,127	5,834,223
Professional services	273,489	257,767	15,722
Cost of payroll	9,153,834	2,959,612	6,194,222
Stock based compensation	3,947,473	380,924	3,566,549
Total cost of revenue	19,743,146	4,132,430	15,610,716
Total gross profit	814,209	1,377,025	(562,816)
Operating expenses:
Professional fees	1,568,209	401,615	1,166,594
Advertising and marketing	395,845	217,695	178,150
Selling, general, and administrative	9,171,958	3,170,520	6,001,438
Stock-based compensation	4,969,559	1,348,964	3,620,595
Total operating expenses	16,105,571	5,138,794	10,966,777

Loss from operations	(15,291,362)	(3,761,769)	(11,529,593)
Other income (expense):
Other income	29,968	2,384	27,584
Interest expense, net	(108,233)	(134,336)	26,103
Total other income (expense)	(78,265)	(131,952)	53,687
Net loss	(15,369,627)	(3,893,721)	(11,475,906)
Foreign currency translation adjustment	(1,298,269)	-	(1,298,269)
Comprehensive loss	$(16,667,896)	$(3,893,721)	$(12,774,175)

Revenue

Security managed services revenue increased by $14,461,339, or 365%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, due primarily to revenue acquired through our completion of six acquisitions over the last 12 months and new and existing customer revenue growth.

Professional services revenue increased by $586,561, or 38%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, due to revenue acquired through our completion of six acquisitions over the last 12 months and new and existing customer revenue growth.

Expenses

Cost of Revenue

Security managed services cost of revenue increased by $5,834,223, or 1,092%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, due primarily to our completion of six acquisitions over the last 12 months, which increased our revenues from hardware and software sales and their related costs.

Professional services cost of revenue increased by 15,722, or 6%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, due to our increase in revenue from professional services from acquisitions completed over the last 12 months.

Cost of payroll cost of revenue increased by $6,194,222, or 209%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, due to headcount added primarily through our completion of six acquisitions over the last 12 months.

Stock-based compensation expenses increased by $3,566,549, or 936%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, due to an increase of stock options awarded to our growing base of revenue generating employees.

Operating Expenses

Professional fees increased by $1,166,594, or 290%, for the six months ended June 30, 2022 as compared to six months ended June 30, 2021, due to an increase in accounting, legal, and other professional fees incurred related to our periodic SEC filings and our efforts to raise additional capital.

Advertising and marketing expenses increased by $178,150, or 82%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, due to our current marketing campaign initiatives to stimulate organic revenue growth.

Selling, general, and administrative expenses increased by $6,001,438, or 189%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to headcount added through our completion of six acquisitions over the last 12 months and hiring of back office personnel to meet the current and expected growth needs of our business.

Stock based compensation expenses increased by $3,620,595, or 268%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, due to an increase in stock options awarded to employees as we continue to scale our back office to meet the growth needs of our business and shares issued to consultants for marketing services provided.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At June 30, 2022, we had an accumulated deficit of $59,382,049 and working capital deficit of $768,309. For the six months ended June 30, 2022, we had a loss from operations of $15,369,627 and negative cash flows from operations of $3,574,474. Although we are showing positive revenue, gross profit is trending negatively primarily due to increased stock compensation related to sales activity. We expect to incur further losses through the end of 2022.

To date we have funded operations primarily through the sale of equity in private placements, debt, and revenue generated by our services. During the six months ended June 30, 2022, we received $9,521,798 from our public offering of our common stock, $5,975,000 in net proceeds from our bridge loans, and $277,712 from the exercise of stock options. On June 27, 2022, our Registration Statement on Form S-3 was declared effective, and we may offer and sell from time to time, in one or more series, any of our securities, for total gross proceeds up to $300,000,000. As of June 30, 2022, we had not sold any securities under our S-3 Registration Statement.

We believe that we have sufficient liquidity and capital resources to meet our requirements for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q, as well as our longer-term expected future cash requirements and obligations.

Our future capital requirements, both near-term and long-term, will depend on many factors, in addition to our recurring operating expenses, including our growth rate, the continued expansion of sales and marketing activities, the introduction of new and enhanced products and service offerings, and the costs of any future acquisitions in complementary businesses and technologies. To the extent existing cash and cash equivalents are not sufficient to fund future activities, we will seek to raise additional funds through equity, equity-linked, or debt financings. Any additional equity financing may be dilutive to our existing stockholders. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services, or technologies, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results, and financial condition would be adversely affected.

Working Capital (Deficit)/Surplus

Our working capital deficit as of June 30, 2022, in comparison to our working capital surplus as of December 31, 2021, is summarized as follows:

	As of
	June 30, 2022	December 31, 2021
Current assets	$18,547,284	$9,807,301
Current liabilities	19,315,593	5,141,561
Working capital (deficit)/surplus	$(768,309)	$4,665,740

The increase in current assets is primarily due to an increase in cash and cash equivalents and prepaid expenses and other current assets of $6,043,485 and $2,131,480, respectively. The increase in current liabilities is primarily due to the increase in accounts payable and accrued expense, deferred revenue, loans payable, current portion, and convertible notes payable of $2,675,346, $438,672, $6,067,789, and $1,016,667, respectively.

Cash Flows

Our cash flows for the six months ended June 30, 2022, in comparison to our cash flows for the six months ended June 30, 2021, can be summarized as follows:

	Six Months ended June 30,
	2022	2021
Net cash used in operating activities	$(3,574,474)	$(2,646,739)
Net cash used in investing activities	(5,114,700)	-
Net cash provided by financing activities	14,781,284	3,174,458
Effect of exchange rates on cash and cash equivalents	(48,625)	-
Increase in cash	$6,043,485	$527,719

Operating Activities

Net cash used in operating activities was $3,574,474 for the six months ended June 30, 2022 and was primarily due to cash used to fund a net loss of $15,369,627, adjusted for non-cash expenses in the aggregate of $10,206,845 and additional cash outlaid by changes in the levels of operating assets and liabilities, primarily as a result of an increase in current assets, and accounts payable and accrued liabilities. Net cash used in operating activities was $2,646,739 for the six months ended June 30, 2021 and was primarily due to cash used to fund a net loss of $3,893,721, adjusted for non-cash expenses in the aggregate of $2,013,960, partially offset by cash generated by changes in the levels of operating assets and liabilities, primarily as a result of an increase in accounts payable.

Investing Activities

Net cash used in investing activities of $5,114,700 for the six months ended June 30, 2022 and was primarily due to net cash paid in the True Digital acquisition. There was no cash used in investing activities for the six months ended June 30, 2021.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $14,781,284, which was primarily due to cash received from the sale of our common stock in our public offering of $9,521,798 and $5,975,000 in net proceeds from our bridge loans. Net cash provided by financing activities for the six months ended June 30, 2021 was $3,174,458 and was primarily due to cash received from the sale of our common stock of $3,250,000.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue, or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in the notes to our condensed consolidated financial statements included herein for the quarter and six months ended June 30, 2022 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 15, 2022.

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

Business Combination

We allocate the purchase price of an acquired business to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Direct transaction costs associated with the business combination are expensed as incurred. The allocation of the consideration transferred in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date. We include the results of operations of the business that we have acquired in our consolidated results prospectively from the date of acquisition.

If the business combination is achieved in stages, the acquisition date carrying value of the acquirer’s previously held equity interest in the acquiree is re-measured to fair value at the acquisition date; any gains or losses arising from such re-measurement are recognized in profit or loss.

Intangible Assets

Intangible assets are comprised of trademarks, customer bases, non-compete agreements, and intellectual property with original estimated useful lives with a range of 2 to 10 years. Once placed into service, we amortize the cost of intangible assets over their estimated useful lives on a straight-line basis.

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually at year end or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment at the reporting level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.

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

For the majority of our contracts, we receive non-refundable upfront payments. We do not adjust the promised amount of consideration for the effects of a significant financing component since we expect, at contract inception, that the period between the time of transfer of the promised goods or services to the client and the time the client pays for these goods or services to be generally one year or less. Our credit terms to clients generally average 30 days, although in some cases payments are required in 15 days.

We do not disclose the value of unsatisfied performance obligations for contracts with original expected duration of one year or less.

Our revenue is categorized and disaggregated as reflected in our statement of operations as follows:

Security Managed Services.

Security managed services revenue primarily consist of compliance, security managed services, SOC managed services, and vCISO. We considered these services to be a single performance obligation, and revenue is recognized as services and materials are provided to the customer.

Professional Services.

Professional services revenue primarily consists of technical assessments, incident response and forensics, training, and other cybersecurity services. We considered these services to be a single performance obligation, and revenue is recognized in the period in which the performance obligations are satisfied.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements herein for the quarter ended June 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Thus there remains a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by our registered public accounting firm regarding our internal control over financial reporting. Accordingly, we cannot provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, to allow our principal financial and executive officers to make timely decisions regarding required disclosures as of June 30, 2022.

Our management’s evaluation was based on the following material weaknesses in our internal control over financial reporting which, existed as of December 31, 2021 and which continue to exist, as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021:

●	Lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner; and
●	Lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a company with limited accounting resources, a significant amount of management’s time and attention has been and will be diverted from our business to ensure compliance with these regulatory requirements.

Management’s Plan to Remediate the Material Weaknesses

We are implementing measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	Identifying gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and
●	Developing policies and procedures on internal control over financial reporting and monitoring the effectiveness of operations on existing controls and procedures.

We will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis, and we are committed to taking further action and implementing additional enhancements or improvements, as necessary and in accordance with financial and budgetary considerations.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022, other than those noted above, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors

Economic conditions in the U.S and international economies may adversely impact our business operating on operating results.

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 15, 2022, risk factors that materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed, except as follows:

General macro-economic conditions, such as a rise in interest rates, inflation in the cost of goods and services including labor, a recession or an economic slowdown in the United States or internationally, including as a result of continuing uncertainty from the COVID-19 pandemic or the Russia-Ukraine military conflict, could adversely affect demand for our services and make it difficult to accurately forecast and plan our future business activities. U.S. and global markets have recently been experiencing volatility and disruption due to new interest rate and inflation increases as well as the continued escalation of geopolitical tensions. For example, inflation in the United States began to rise in the second half of 2021 and has continued to rise in the first half of 2022. Although our business has not yet been materially negatively impacted by such inflationary pressures, we cannot be certain that neither we nor our customers will be materially impacted by continued pressures. Additionally, on February 24, 2022, Russian troops engaged in a full-scale military invasion of Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, it could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, the military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, and other potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. We do not have employees or facilities in Russia or Ukraine, nor do we have customers and contractors in these locations. Our business has not yet been materially negatively impacted by this military conflict to date. However, we cannot be certain that this will not impact our position in the credit market or our ability to acquire cybersecurity businesses in the short and long term.

To the extent conditions in the domestic and global economy change, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase or renew our services, which they may consider discretionary. If our customers face decreased consumer demand, increased regulatory burdens, or more limited access to international markets, we may face a decline in the demand for our services and our operating results could be adversely impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant
10.3#*	2019 Equity Incentive Plan, as amended
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

#Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERBERUS CYBER SENTINEL CORPORATION

By:	/s/ David G. Jemmett
David G. Jemmett
Chief Executive Officer
(Principal Executive Officer)
Date: August 12, 2022

By:	/s/ Debra L. Smith
Debra L. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: August 12, 2022

