Form 10-Q
period 2022-09-30
CERBERUS CYBER SENTINEL CORP
filed 2022-11-14
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 14, 2022, there were 146,253,545 shares of the registrant’s common stock outstanding.

CERBERUS CYBER SENTINEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

Forward-looking statements made in this Quarterly Report on Form 10-Q include statements about:

●	our ability to achieve and sustain profitability of our existing lines of business and through our wholly owned subsidiaries;
●	our ability to raise sufficient capital to continue to acquire cybersecurity companies;
●	our ability to attract and retain cybersecurity talent;
●	our ability to identify potential acquisition targets within predetermined parameters;
●	our ability to successfully execute acquisitions, integrate the acquired businesses, and create synergies as a global cybersecurity consolidator;
●	our ability to attract and retain key technology or management personnel and to expand our management team;
●	the rate of growth and anticipated trends and challenges in our business and in the market for our services;
●	our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, and our ability to achieve and maintain future profitability;
●	sufficiency of cash and cash equivalent to meet our needs for at least the next 12 months;
●	our ability to attract and retain clients;
●	our ability to expand our professional services offerings and capabilities;
●	our ability to generate revenue and gross profit;
●	our ability to navigate through the increasingly complex cybersecurity regulatory environment;
●	beliefs and objectives for future operations;
●	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States and internationally;
●	economic and industry trends or trend analysis;
●	our beliefs regarding the timing of rebranding and marketing efforts;
●	our beliefs regarding the sufficiency of our liquidity and capital resources; and
●	anticipated income tax rates, tax estimates and tax standards.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

CONDENSED Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021

ASSETS

Current Assets:
Cash and cash equivalents	$4,888,333	$2,725,035
Accounts receivable, net	5,763,431	4,840,802
Notes receivable, related party	-	1,090,903
Inventory	336,527	189,596
Prepaid expenses and other current assets	3,456,400	960,965
Contract asset	495,374	-
Total Current Assets	14,940,065	9,807,301

Property and equipment, net	4,460,763	2,394,424
Right of use asset, net	316,698	277,578
Intangible assets, net	7,650,150	6,540,269
Goodwill	74,094,780	16,792,535
Other assets	17,068	-

Total Assets	$101,479,524	$35,812,107

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$6,700,021	$2,709,066
Deferred revenue	3,074,173	52,824
Settlement liability	-	470,000
Lease liability	163,233	196,472
Loans payable	7,235,352	213,199
Convertible notes payable	1,050,000	1,500,000
Total Current Liabilities	18,222,779	5,141,561

Long-term Liabilities:
Loans payable, net of current portion	4,465,244	5,284,301
Lease liability, net of current portion	167,462	88,040
Convertible notes payable, net of current portion	1,500,000	-

Total Liabilities	24,355,485	10,513,902

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.00001 par value; 300,000,000 shares authorized; 145,945,679 and 125,852,971 shares issued and outstanding on September 30, 2022 and December 31, 2021, respectively	1,459	1,258
Preferred stock, $.00001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding on September 30, 2022 and December 31, 2021	-	-
Additional paid-in capital	147,215,998	69,309,369
Accumulated translation adjustment	(2,207,256)	-
Accumulated deficit	(67,886,162)	(44,012,422)
Total Stockholders’ Equity	77,124,039	25,298,205

Total Liabilities and Stockholders’ Equity	$101,479,524	$35,812,107

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

CONDENSED Consolidated STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue:
Security managed services	$10,061,304	$3,099,753	$28,489,698	$6,979,146
Professional services	1,191,728	645,255	3,320,689	2,275,437
Total revenue	11,253,032	3,745,008	31,810,387	9,254,583

Cost of revenue:
Security managed services	4,310,378	650,955	10,678,728	1,326,788
Professional services	182,413	234,326	455,902	350,388
Cost of payroll	4,978,768	2,093,072	14,132,602	5,052,684
Stock based compensation	857,950	312,909	4,805,423	745,381
Total cost of revenue	10,329,509	3,291,262	30,072,655	7,475,241
Total gross profit	923,523	453,746	1,737,732	1,779,342

Operating expenses:
Professional fees	624,391	293,408	2,192,600	695,023
Advertising and marketing	245,495	254,026	641,340	471,721
Selling, general and administrative	6,684,747	2,125,984	15,856,705	5,296,623
Stock based compensation	1,791,724	938,726	6,761,283	2,236,142
Total operating expenses	9,346,357	3,612,144	25,451,928	8,699,509

Loss from operations	(8,422,834)	(3,158,398)	(23,714,196)	(6,920,167)

Other income (expense):
Other income	29,968	169	134,447	2,553
Interest expense, net	(108,233)	(75,470)	(293,991)	(209,806)
PPP loan forgiveness	-	980,800	-	980,800

Total other income (expense)	(78,265)	905,499	(159,544)	773,547

Net loss	(8,501,099)	(2,252,899)	(23,873,740)	(6,146,620)
Foreign currency translation adjustment	(908,987)	-	(2,207,256)	-

Comprehensive loss	$(9,410,086)	$(2,252,899)	$(26,080,996)	$(6,146,620)

Net loss per common share - basic and diluted	$(0.06)	$(0.02)	$(0.17)	$(0.05)

Weighted average shares outstanding - basic	142,295,780	117,729,971	136,764,168	117,081,360

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Total

Balance at January 1, 2022	125,852,971	$1,258	-	-	$69,309,369	$-	$(44,012,422)	$25,298,205

Stock based compensation - stock options	-	-	-	-	10,432,048	-	-	10,432,048
Stock based compensation - common stock	736,819	7	-	-	1,592,977	-	-	1,592,984
Stock issued for cash	304,608	3	-	-	1,040,962	-	-	1,040,965
Exercise of options	2,459,809	25	-	-	1,359,239	-	-	1,359,264
Stock issued for cash in public offering	2,060,000	21	-	-	9,521,777	-	-	9,521,798
Stock issued for True Digital acquisition	8,229,000	82	-	-	34,726,298	-	-	34,726,380
Stock issued for VelocIT acquisition	256,678	3	-	-	(3)	-	-	-
Stock issued for Red74 acquisition	34,000	-	-	-	-	-	-	-
Stock issued for Creatrix acquisition	600,000	6	-	-	3,629,994	-	-	3,630,000
Stock issued for CyberViking acquisition	499,000	5	-	-	1,836,315	-	-	1,836,320
Stock issued for CUATROi acquisition	2,166,922	22	-	-	6,847,452	-	-	6,847,474
Stock issued for NLT acquisition	2,745,872	27	-	-	6,919,570	-	-	6,919,597
Foreign currency translation	-	-	-	-	-	(2,207,256)	-	(2,207,256)
Net loss	-	-	-	-	-	-	(23,873,740)	(23,873,740)
Balance at September 30, 2022	145,945,679	$1,459	-	$-	$147,215,998	$(2,207,256)	$(67,886,162)	$77,124,039

Balance at January 1, 2021	116,104,971	$1,161	-	-	$12,607,074	-	$(4,866,772)	$7,741,463

Stock based compensation - stock options	-	-	-	-	1,729,888	-	-	1,729,888
Stock based compensation - common stock	232,900	2	-	-	-	-	-	2
Stock issued for cash	1,625,000	16	-	-	3,249,984	-	-	3,250,000
Stock issued for VelocIT acquisition	2,310,100	23	-	-	13,603,924	-	-	13,603,947
Replacement options issued in VelocIT acquisition	-	-	-	-	6,861,203	-	-	6,861,203
Net loss	-	-	-	-	-	-	(6,146,620)	(6,146,620)
Balance at September 30, 2021	120,272,971	$1,202	-	$-	$38,052,073	$-	$(11,013,392)	$27,039,883

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net loss	$(23,873,740)	$(6,146,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - stock options	10,432,048	2,981,523
Loss on write-off of accounts receivable	-	55,528
Issuance of common stock for services	1,134,658	313,395
Non-cash interest expense	60,651	54,792
Depreciation and amortization	2,138,493	131,403
Right of use amortization	184,167	75,842
Gain on disposal of property and equipment	12,000	-
Forgiveness of PPP Loan	-	(980,800)
Gain on termination of operating lease	(22,289)	-
Changes in operating assets and liabilities:
Accounts receivable, net	887,816	(355,946)
Inventory	(106,246)	-
Contract assets	(330,067)	-
Prepaids and other current assets	(1,952,488)	(305,532)
Accounts payable and accrued expenses	3,003,623	(66,311)
Lease liability	(154,816)	(69,586)
Settlement liability	(470,000)	-
Deferred revenue	1,205,893	-

Net cash used in operating activities	(7,850,297)	(4,312,312)

Cash flows from investing activities:

Purchases of property and equipment	(510,973)	-
Cash (paid)/acquired in acquisitions, net	(5,533,244)	662,176

Net cash (used in)/provided by investing activities	(6,044,217)	662,176

Cash flows from financing activities:
Proceeds from sale of common stock	10,562,763	3,250,000
Proceeds from stock option exercise	1,359,264	-
Proceeds from loan payable	5,000,000	-
Proceeds from convertible note payable	1,000,000	-
Proceeds from line of credit	86,585	221,346
Payment on line of credit	(369,829)	(224,346)
Payment on loans payable	(1,575,510)	(2,004,528)
Payment on notes payable, related party	-	(59,787)
Payment of debt issuance cost	(25,000)	-

Net cash provided by financing activities	16,038,273	1,182,685

Effect of exchange rates on cash and cash equivalents	19,539	-

Net increase in cash and cash equivalents	2,163,298	(2,467,451)

Cash and cash equivalents - beginning of the period	2,725,035	5,197,030

Cash and cash equivalents - end of the period	$4,888,333	$2,729,579

Supplemental cash flow information:
Cash paid for:
Interest	$224,813	$91,490
Income taxes	$-	$-
Non-cash investing and financing activities:
Right of use asset and lease liability recorded upon adoption of ASC 842	$476,986	$330,512
Forgiveness of PPP Loan	$-	$980,800
Common stock issued in VelocIT acquisition	$-	$13,603,947
Common stock issued in RED 74 acquisition	$-	$-
Common stock issued in True Digital acquisition	$34,726,380	$-
Common stock issued in Creatrix acquisition	$3,630,000	$-
Common stock issued in CyberViking acquisition	$1,836,320	$-
Common stock issued in CUATROi acquisition	$6,847,474	$-
Common stock issued in NLT Secure acquisition	$6,919,597	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless otherwise indicated or the context requires otherwise, the terms “we,” “us,” “our,” and “our company” refer to Cerberus Cyber Sentinel Corporation, a Delaware corporation (“Cerberus”), and its wholly owned subsidiaries, including GenResults, LLC, an Arizona limited liability company (“GenResults”), TalaTek, LLC, a Virginia limited liability company (“TalaTek”), Technologyville, Inc., an Illinois corporation (“Techville”), Clear Skies Security, LLC, a Georgia limited liability company (“Clear Skies”), Alpine Security, LLC, an Illinois limited liability company (“Alpine”), Catapult Acquisition Corporation, a New Jersey corporation (“VelocIT”), Ocean Point Equities, Inc., a British Virgin Islands company (“Arkavia”), True Digital Security, Inc., a Delaware corporation (“True Digital”), RED74 LLC, a New Jersey limited liability company (“RED74”), Atlantic Technology Systems, Inc., a New Jersey corporation (“ATS”), Atlantic Technology Enterprises, Inc., a New Jersey corporation (“ATE” and together with ATS, “Atlantic”), Creatrix, Inc., a Maryland corporation (“Creatrix”), CyberViking, LLC, an Oregon limited liability company (“CyberViking”), Servicios Informaticos CUATROi, S.P.A., a Chilean corporation, Comercializadora CUATROi S.P.A., a Chilean corporation CUATROi Peru, S.A.C., a Peruvian corporation, and CUATROi S.A.S., a Colombian corporation (collectively “CUARTOi”), NLT Networks, S.P.A., a Chilean corporation; NLT Tecnologias, Limitada, a Chilean corporation, and NLT Servicios Profesionales, S.P.A., a Chilean corporation (collectively “NLT”), White and Blue Solutions, LLC, a Florida limited liability company (“W&B” and together with NLT, “NLT Secure”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

On January 18, 2022, we completed a $10,300,000 underwritten public offering of shares of our common stock, pursuant to which an aggregate of 2,060,000 shares of our common stock were issued. In addition, we granted the underwriter warrants to purchase an aggregate of 144,200 shares of our common stock. We used the net proceeds from the offering to fund acquisitions, sales, marketing, and general corporate purposes. In connection with the public offering, our common stock was listed on The Nasdaq Stock Market LLC.

On June 1, 2022, we entered into a stock purchase agreement with the stockholders of Creatrix, pursuant to which we acquired all of the issued and outstanding capital stock of Creatrix, with Creatrix becoming a wholly owned subsidiary of our company. Creatrix offers recognized expertise in identity management as well as systems integration and software engineering, and specializes in biometrics, vetting, credentialing, and case management.

On July 1, 2022, we entered into a stock purchase agreement with CyberViking and its interest holders, pursuant to which we acquired all of the issued and outstanding units of CyberViking, with CyberViking becoming a wholly owned subsidiary of our company. CyberViking specializes in application security services, incident response, and threat hunting as well as the creation and management of security operation centers.

On August 25, 2022, we entered into a stock purchase agreement with CUATROi and its partners, pursuant to which we acquired all of the issued and outstanding units of CUATROi, with CUATROi becoming a wholly owned subsidiary of our company. CUATROi is a cloud, managed services provider & cybersecurity company with offices in South America.

On September 1, 2022, we entered into a stock purchase agreement with NLT Secure and its interest holders, pursuant to which we acquired all of the issued and outstanding units of NLT Secure, with NLT Secure becoming a wholly owned subsidiary of our company. NLT Secure provides a broad range of security solutions and managed services to organizations throughout South America.

Basis of Presentation

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include our accounts and the accounts of our subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Reclassifications

Certain reclassifications have been made to the financial statements for the nine months ended September 30, 2021 to conform to the financial statements presentation for the nine months ended September 30, 2022. These reclassifications had no effect on net loss or cash flows as previously reported.

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

Our revenue is categorized and disaggregated as reflected in our statement of operations as follows:

Security Managed Services

Security managed services revenue primarily consists of compliance, security managed services, SOC managed services, and vCISO. We considered these services to be a single performance obligation, and revenue is recognized as services and materials are provided to the customer.

Professional Services

Professional services revenue primarily consists of technical assessments, incident response and forensics, training, and other cybersecurity services. We considered these services to be a single performance obligation, and revenue is recognized in the period in which the performance obligations are satisfied.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. We periodically assess our accounts and other receivables for collectability on a specific identification basis. We provide for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. We write off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of September 30, 2022 and December 31, 2021, our allowance for doubtful accounts was $308,560 and $77,811, respectively.

Inventory

Inventory consists of software licenses and computer equipment for sale to customers. Inventory is measured using the first-in, first-out method and stated at lower of cost or net realizable value as of September 30, 2022 and December 31, 2021. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required. We recorded no inventory impairment losses for the nine months ended September 30, 2022 and 2021.

Fair Value Measurements

As defined in ASC (“Accounting Standards Codification”) 820, Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

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

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For dilutive securities, all outstanding options are considered potentially outstanding common stock. The dilutive effect, if any, of stock options is calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options and shares issuable upon conversion thereof have been excluded from our computation of net loss per common share for the nine months ended September 30, 2022 and 2021.

The following tables summarize the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to our net loss position even though the exercise price could be less than the average market price of the common shares:

	September 30, 2022	September 30, 2021
Stock options	34,856,288	27,680,040
Warrant	144,200	-
Convertible debt	430,718	1,500,000
Total	35,431,206	29,180,040

Deferred Revenue

Deferred revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the services provided to our customers or annual licenses and is recognized as services are performed or ratably over the life of the license. We generally invoice customers in advance or in milestone-based installments. Deferred revenue of $52,824 was recognized for the nine months ended September 30, 2022, which was included in the deferred revenue balance as of December 31, 2021. As of September 30, 2022, deferred revenue related to such customer payments was $3,074,173, all of which is expected to be recognized during the succeeding 12-month period and is therefore presented as current.

Deferred revenue consisted of the following:

	September 30, 2022	December 31, 2021
Security managed services	$2,038,072	$52,824
Professional services	1,036,101	-
Total deferred revenue	$3,074,173	$52,824

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

We utilize ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. We account for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At September 30, 2022 and December 31, 2021, our net deferred tax asset has been fully reserved.

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

Recently Issued Accounting Standards

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the Emerging Issues Task Force). The ASU requires issuers to account for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. Under the ASU, an issuer determines the accounting for the modification or exchange based on whether the transaction was done to issue equity, to issue or modify debt, or for other reasons. The ASU is applied prospectively and is effective for us for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. Early adoption is permitted. We adopted the standard on January 1, 2022, and management noted that there is no material impact to the unaudited condensed consolidated financial statements.

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

NOTE 3 – ACQUISITIONS

True Digital Security, Inc.

On January 5, 2022, we entered into the True Digital Stock Purchase Agreement with certain stockholders of True Digital and the True Digital Merger Agreement with True Digital and certain of its other stockholders. On January 19, 2022, the transactions contemplated by the True Digital Stock Purchase Agreement and the True Digital Merger Agreement were consummated, with True Digital becoming a wholly owned subsidiary of our company (the “True Digital Acquisition”). True Digital’s outstanding common stock was exchanged for $6,153,000 in cash and 8,229,000 shares of our common stock.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the transaction date:

Consideration	$40,879,380

Tangible assets acquired:
Cash	485,232
Accounts receivable	1,404,386
Contract assets	131,342
Prepaid expenses and other current assets	196,825
Property and equipment	906,006
Other assets	17,505
Total tangible assets	3,141,296

Intangible assets acquired:
Tradename - trademarks	1,744,200
Intellectual property	1,137,000
Non-competes	124,900
Total intangible assets	3,006,100

Assumed liabilities:
Accounts payable and accrued expenses	1,283,003
Deferred revenue	1,956,600
Line of credit	283,244
Loans payable	181,741
Loans payable - shareholder	543,581
Total assumed liabilities	4,248,169

Net assets acquired	1,899,227

Goodwill (a)	$38,980,153

(a)	Goodwill and intangibles are not deductible for tax purposes.

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

The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed:

Consideration paid	$3,630,000

Tangible assets acquired:
Cash	3,572
Accounts receivable	125,908
Contract assets	33,965
Prepaid expenses and other current assets	3,597
Total tangible assets	167,042

Assumed liabilities:
Accounts payable and accrued expenses	48,001
Loans payable	56,687
Total assumed liabilities	104,688

Net assets acquired	62,354

Goodwill (a)	$3,567,646

(a)	Goodwill is not deductible for tax purposes.

CyberViking, LLC.

On July 1, 2022, we entered into a stock purchase agreement with CyberViking and its interest holders, pursuant to which we acquired all of the issued and outstanding units of CyberViking, with CyberViking becoming a wholly owned subsidiary of our company. We anticipate that this will expand our professional services offerings and capabilities. CyberViking specializes in application security services, incident response, and threat hunting as well as the creation and management of security operation centers.

We did not acquire assets nor assume liabilities in our purchase of CyberViking, as a result the $1,836,320 of consideration paid is recognized as goodwill. The goodwill is not deductible for tax purposes.

CUATROi.

On August 25, 2022, we entered into a stock purchase agreement with CUATROi and its partners, pursuant to which CUATROi became our wholly owned subsidiary. We anticipate that this will expand our professional services offerings and capabilities. CUATROi is a cloud, managed services provider & cybersecurity company with offices in South America.

The aggregate purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill. During the measurement period, which will not exceed one year from closing, we will continue to obtain information to assist us in finalizing the acquisition date fair values. Any qualifying changes to our preliminary estimates will be recorded as adjustments to the respective assets and liabilities, with any residual amounts allocated to goodwill.

The following table summarizes the preliminary estimated acquisition date fair values of the assets acquired and liabilities assumed:

Consideration paid	$6,847,474

Tangible assets acquired:
Cash	77,804
Accounts receivable	478,210
Prepaid expenses and other current assets	51,464
Property and equipment	434,816
Total tangible assets	1,042,294

Assumed liabilities:
Accounts payable and accrued expenses	242,830
Loans payable	850,199
Total assumed liabilities	1,093,029

Net liabilities assumed	50,735

Goodwill (a)	$6,898,209

(a)	Goodwill and intangibles are not deductible for tax purposes.

NLT Secure

On September 1, 2022, we entered into a stock purchase agreement with NLT Secure and its interest holders, pursuant to which we acquired all of the issued and outstanding units of NLT Secure with them becoming a wholly owned subsidiary of our company. We anticipate that this will expand our professional services offerings and capabilities. NLT Secure provides a broad range of security solutions and managed services to organizations throughout South America.

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

The following table summarizes the preliminary estimated acquisition date fair values of the assets acquired and liabilities assumed:

Consideration paid	$6,919,597

Tangible assets acquired:
Cash	48,858
Accounts receivable	66,972
Prepaid expenses and other current assets	154,300
Property and equipment	1,071,401
Total tangible assets	1,341,531

Assumed liabilities:
Accounts payable and accrued expenses	791,228
Loans payable	1,778,591
Total assumed liabilities	2,569,819

Net liabilities assumed	1,228,288

Goodwill (a)	$8,147,885

(a)	Goodwill and intangibles are not deductible for tax purposes.

Pro forma financial information is not presented because the acquisitions were not material to our financial statements, individually or in the aggregate.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	September 30, 2022	December 31, 2021
Prepaid expenses	$1,363,761	$441,259
Deferred cost of sales	1,090,066	12,239
Prepaid taxes	347,189	231,014
Prepaid insurance	333,635	46,751
Deferred interest	321,749	229,702
Total prepaid expenses and other current assets	$3,456,400	$960,965

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2022	December 31, 2021
Computer equipment	$1,068,918	$495,235
Building	2,111,698	1,047,020
Leasehold improvements	85,800	109,626
Vehicles	87,323	63,052
Furniture and fixtures	140,008	33,358
Software	1,591,450	748,599
	5,085,197	2,496,890
Less: accumulated depreciation	(624,434)	(102,466)
Property and equipment, net	$4,460,763	$2,394,424

Total depreciation expense was $186,738 and $6,989 for the three months ended September 30, 2022 and 2021, respectively, and was $519,121 and $15,837 for the nine months ended September 30, 2022, and 2021, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the changes in goodwill during the nine months ended September 30, 2022:

Balance December 31, 2021	$16,792,535
Acquisition of goodwill	59,430,213
Foreign currency translation adjustment	(2,127,968)
Ending balance, September 30, 2022(1)	$74,094,780

(1)	As of September 30, 2022, we had not obtained a third-party valuation for the acquisitions of CUATROi and NLT Secure. As such, the purchase price allocation disclosed in this Quarterly Report for CUATROi and NLT Secure may change, and, therefore, goodwill from the acquisitions may change.

The following table summarizes the identifiable intangible assets as of September 30, 2022 and December 31, 2021:

	Useful life	September 30, 2022	December 31, 2021
Tradenames – trademarks	1-5 years	$4,649,220	$3,010,100
Customer base	5 - 10 years	1,522,131	1,650,000
Non-compete agreements	2 - 5 years	759,850	675,500
Intellectual property/technology	5 - 10 years	2,605,406	1,528,000
		9,536,607	6,863,600
Less: accumulated amortization		(1,886,457)	(323,331)
Total		$7,650,150	$6,540,269

The weighted average remaining useful life of identifiable amortizable intangible assets remaining is 4.23 years.

During the third quarter of 2022, as the result of rebranding and expected future marketing of our products and services, we made the decision to phase out certain indefinite-lived tradenames from acquired subsidiaries. We believe the phase-out and integration of the rebranding and marketing will be completed no later than June 30, 2024, and expect to recognize $1,211,800 of amortization expense from tradenames previously held as indefinite-lived.

Amortization of identifiable intangible assets for the three months ended September 30, 2022 and 2021 was $797,703 and $40,506, respectively, and was $1,615,170 and $110,495 for the nine months ended September 30, 2022 and 2021, respectively.

The below table summarizes the future amortization expense for the remainder of 2022 and the next four years thereafter:

2022 (remainder of)	$667,397
2023	2,341,057
2024	1,623,017
2025	1,434,081
2026	1,334,585
Thereafter	250,013
$7,650,150

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following amounts:

	September 30, 2022	December 31, 2021
Accounts payable	$4,309,601	$1,700,260
Accrued payroll	1,040,353	482,588
Accrued expenses	1,016,663	513,718
Accrued commissions	320,904	-
Accrued interest – related party	12,500	12,500
Total accounts payable and accrued expenses	$6,700,021	$2,709,066

Note 8 – RELATED PARTY TRANSACTIONS

Independent Consulting Agreement with Stephen Scott

In August 2020, we entered into an Independent Consulting Agreement with Stephen Scott, a Director of our company, with respect to advisory and consulting services relating to our strategic and business development, and sales and marketing. Mr. Scott receives a consulting fee of $11,500 per month for such services. During the three and nine months ended September 30, 2022, we paid consulting fees to Mr. Scott in the amount of $34,500 and $103,500, respectively.

Managed Services Agreement with Hensley Beverage Company – Related Party

In July 2021, we entered into a 1-year Managed Services Agreement with Hensley Beverage Company to provide secured managed services. We also may be engaged by Hensley Beverage Company from time to time to provide other related services outside the scope of the Managed Services Agreement. While the agreement provides for a term through December 31, 2021, the agreement will continue until terminated by either party. For the three and nine months ended September 30, 2022, we received $206,818 and $579,826 from Hensley Beverage Company for contracted services and had an outstanding receivable balance of $39,615 as of September 30, 2022.

Note Receivable – Related Party

Arkavia provided cash infusions to a related party to fund a wholly owned subsidiary, Arkavia Peru, for start-up and operational costs. The subsidiary is incorporated and as such, the assets, liabilities and operation results of Arkavia Peru are included in the condensed consolidated financial statements. At September 30, 2022, no amount remains outstanding.

Note 9 – STOCKHOLDERS’ EQUITY

On June 14, 2022, our Board of Directors approved and recommended that our stockholders approve (a) an amended and restated certificate of incorporation to, among other things, (i) increase our authorized shares of common stock from 250,000,000 to 300,000,000 and (ii) authorize the issuance of 50,000,000 shares of preferred stock, par value $0.00001 per share; and (b) increase the number of shares authorized for issuance under our 2019 Equity Incentive Plan from 25,000,000 to 60,000,000. On June 27, 2022, stockholders holding approximately 61.96% of our outstanding voting stock executed a written consent in lieu of a special meeting of stockholders approving such amended and restated certificate of incorporation and equity plan amendment (the “Written Consent”). Pursuant to Rule 14c-2 of the Exchange Act, such amended and restated certificate of incorporation became effective on August 8, 2022 and such equity plan amendment became effective on August 7, 2022.

Options

We granted stock options vesting solely upon the continued service of the recipient. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the required service period of each award.

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	31,372,148	$1.84	-	$-
Granted	13,745,513	3.40	-	-
Exercised	(2,459,809)	0.55	-	-
Expired or cancelled	(7,801,564)	3.12	-	-
Outstanding at September 30, 2022	34,856,288	2.30	5.74	39,981,362
Exercisable at September 30, 2022	18,189,900	$1.05	3.55	$35,988,384

Total compensation expense related to the options was $2,252,716 and $1,251,635 for the three months ended September 30, 2022 and 2021, respectively, and $10,432,048 and $2,981,523 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was future compensation expense of $49,608,286 with a weighted average recognition period of 3.12 years related to the options.

Warrant Activity Summary

The following table summarizes warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	-	$-	-	$-
Granted	144,200	5.00	4.26	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at September 30, 2022	144,200	5.00	4.26	-
Exercisable at September 30, 2022	144,200	$5.00	4.26	$-

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Maxim Settlement Agreement

On October 27, 2020, we entered into an advisory agreement (the “Advisory Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the parties agreed to certain compensation obligations in the form of our common stock, cash and future rights. Certain disputes arose between the parties regarding the duties and obligations pursuant to the Advisory Agreement, resulting in the parties entering into a settlement and release agreement on January 13, 2022. As a result, we recorded a settlement liability at December 31, 2021 of $470,000 and issued 400,000 shares of our common stock to Maxim, pursuant to the settlement. During the nine months ended September 30, 2022, we paid $470,000 in cash to Maxim.

Legal Claims

There are no material pending legal proceedings in which we or any of our subsidiaries is a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

Indirect Taxes

We are subject to indirect taxation in some, but not all, of the various states and foreign jurisdictions in which we conduct business. Laws and regulations attempting to subject commerce conducted over the Internet to various indirect taxes are becoming more prevalent, both in the United States and internationally, and may impose additional burdens on us in the future. Increased regulation could negatively affect our business directly, as well as the business of our customers. Taxing authorities may impose indirect taxes on the Internet-related revenue we generated based on regulations currently being applied to similar, but not directly comparable industries. There are many transactions and calculations where the ultimate indirect tax determination is uncertain. In addition, domestic and international indirect taxation laws are complex and subject to change. We may be audited in the future, which could result in changes to our indirect tax estimates. We continually evaluate those jurisdictions in which nexus exists, and believe we maintain adequate indirect tax accruals.

As of September 30, 2022 and December 31, 2021, our accrual for estimated indirect tax liabilities was $216,906 and $99,088, respectively, reflecting our best estimate of the potential liability based on an analysis of our business activities, revenues subject to indirect taxes, and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation, or settlements could be materially different than the amounts established for indirect tax contingencies.

NOTE 11 – LOANS PAYABLE AND LINES OF CREDIT

Loans Payable

Loans payable was as follows:

	Interest Rate	Maturities	September 30, 2022	December 31, 2021

Term loans (US dollar denominated)	5.00% – 6.00%	2023 - 2027	$5,639,096	$478,712
Term loans (Chilean peso denominated)	3.48% - 19.20%	2022 - 2031	6,061,500	5,018,788
			11,700,596	5,497,500
Less current portion			(7,235,352)	(213,199)
Long term loans payable			$4,465,244	$5,284,301

In June 2022, we entered into bridge loans, secured by substantially all of our assets, in the principal amount of $5,000,000 bearing an interest rate of 4.00% per annum payable monthly with a maturity date of December 14, 2022. These bridge loans are guaranteed by our assets. We recorded interest expense of $51,111 and $60,000 during the three and nine months ended September 30, 2022, respectively.

Various subsidiaries in the United States are borrowers under certain term loans. These term loans require monthly principal and interest payments. These term loans are secured by various assets owned by our subsidiaries. We recorded aggregate interest expense of these term loans of $13,985 and $65,972 for the three and nine months ended September 30, 2022, respectively.

Our Chilean subsidiary, Arkavia, is the borrower under certain term loans denominated in Chilean Pesos. These term loans require monthly principal and interest payments. These term loans are secured by various assets owned by our subsidiaries. We recorded aggregate interest expense on these term loans of $40,711 and $102,596 for the three and nine months ended September 30, 2022, respectively.

Debt Assumed through Acquisition

As part of the True Digital Acquisition, we assumed $1,008,566 of debt previously held by True Digital. This debt was comprised of a revolving line of credit and four separate term loans. We repaid three of the four term loans during the nine months ended September 30, 2022. The line of credit matured and was repaid in full on August 9, 2022, and the outstanding term loan matures in February 2027. The line of credit had an interest rate 3.25% per annum.

We assumed $2,716,167 of debt held by CUATROi and NLT Secure as part of their respective acquisitions, which was comprised of multiple separate terms loan secured by the assets of CUATROi and NLT Secure. These loans mature through November 2031 and had interest rates between 3.48% and 19.20%.

Convertible Notes Payable

In October 2021, we issued a convertible note in the principal amount of $1,500,000 bearing an interest rate of 5.00% per annum payable at maturity with a maturity date of January 27, 2022, with a conversion price of $5.00 per share. On October 21, 2022, we entered into an amendment to the note pursuant to which the maturity date was extended to December 31, 2023. The outstanding principal of this note was $1,500,000 at September 30, 2022.

In June 2022, we entered into an unsecured convertible note in the principal amount of $1,000,000 bearing an interest rate of 5.00% per annum payable monthly with a maturity date of June 2023, with a conversion price of $7.65 per share. The outstanding principal of this note can be redeemed at any time by us or at maturity at 105%. The outstanding principal of this note was $1,000,000 at September 30, 2022.

Future minimum payments under the above line of credit and loans payable due as of September 30, 2022 were as follows:

2022 (remainder of)	$5,815,709
2023	4,341,115
2024	1,231,461
2025	1,007,017
2026	601,371
Thereafter	1,253,923
Total future minimum payments	14,250,596
Less: current	(8,285,352)
$5,965,244

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

When measuring lease liabilities for leases that were classified as operating leases, we discounted lease payments using our estimated incremental borrowing rate at January 1, 2022. The weighted average incremental borrowing rate applied was 6.00%. As of September 30, 2022, our leases had a remaining weighted average term of 2.45 years.

Operating leases are included in the unaudited condensed consolidated balance sheets as follows:

	Classification	September 30, 2022	December 31, 2021
Lease assets
Operating lease cost ROU assets	Assets	$316,698	$277,578
Total lease assets		$316,698	$277,578

Lease liabilities
Operating lease liabilities, current	Current liabilities	$163,233	$196,472
Operating lease liabilities, non-current	Liabilities	167,462	88,040
Total lease liabilities		$330,695	$284,512

The components of lease costs, which are included in income from operations in our unaudited condensed consolidated statements of operations, were as follows:

	Nine Months Ended September 30,
	2022	2021
Leases costs
Operating lease costs	$277,842	$54,376
Total lease costs	$277,842	$54,376

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the nine months ended September 30, 2022 were as follows:

Fiscal Year	Operating Leases
2022 (remainder of)	$61,394
2023	120,268
2024	106,639
2025	64,332
Total future minimum lease payments	352,633
Amount representing interest	(21,938)
Present value of net future minimum lease payments	$330,695

NOTE 13 – GEOGRAPHIC INFORMATION

Revenue by geography is based on the customer’s billing address and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

U.S.	$9,000,560	$3,745,008	$26,764,895	$9,254,583
Chile	2,148,503	-	4,941,523	-
All other countries	103,969	-	103,969	-
	$11,253,032	$3,745,008	$31,810,387	$9,254,583

No other international country represented more than 10% of revenue in any period presented.

Property and equipment, net by geography was as follows:

	September 30, 2022	December 31, 2021

U.S.	$1,164,643	$95,069
Chile	3,294,765	2,299,355
All other countries	1,355	-
	$4,460,763	$2,394,424

No other international country represented more than 10% of property and equipment, net in any period presented.

NOTE 14 – SUBSEQUENT EVENTS

On October 21, 2022, we entered into an amendment on our convertible note with an outstanding balance of $1,500,000, pursuant to which the maturity date was extended to December 31, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Unless otherwise indicated or the context requires otherwise, the terms “we,” “us,” “our,” and “our company” refer to Cerberus Cyber Sentinel Corporation, a Delaware corporation (“Cerberus”), and its wholly owned subsidiaries, including GenResults, LLC, an Arizona limited liability company (“GenResults”), TalaTek, LLC, a Virginia limited liability company (“TalaTek”), Technologyville, Inc., an Illinois corporation (“Techville”), Clear Skies Security, LLC, a Georgia limited liability company (“Clear Skies”), Alpine Security, LLC, an Illinois limited liability company (“Alpine”), Catapult Acquisition Corporation, a New Jersey corporation (“VelocIT”), Ocean Point Equities, Inc., a British Virgin Islands company (“Arkavia”), True Digital Security, Inc., a Delaware corporation (“True Digital”), RED74 LLC, a New Jersey limited liability company (“RED74”), Atlantic Technology Systems, Inc., a New Jersey corporation (“ATS”), Atlantic Technology Enterprises, Inc., a New Jersey corporation (“ATE” and together with ATS, “Atlantic”), Creatrix, Inc., a Maryland corporation (“Creatrix”), CyberViking, LLC, an Oregon limited liability company (“CyberViking”), Servicios Informaticos CUATROi, S.P.A., a Chilean corporation, Comercializadora CUATROi S.P.A., a Chilean corporation CUATROi Peru, S.A.C., a Peruvian corporation, and CUATROi S.A.S., a Colombian corporation (collectively “CUARTOi”), NLT Networks, S.P.A., a Chilean corporation, NLT Tecnologias, Limitada, a Chilean corporation and NLT Servicios Profesionales, S.P.A., a Chilean corporation (collectively “NLT”), White and Blue Solutions, LLC, a Florida limited liability company (“W&B” and together with NLT, “NLT Secure”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Third Quarter 2022 Highlights

Our operating results for the three months ended September 30, 2022 included the following:

●	Total revenue increased by $7.5 million to $11.3 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.
●	Total gross profit increased by $0.5 million to $0.9 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.
●	We acquired CyberViking, CUATROi, and NLT Secure, each of which became our wholly owned subsidiaries.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

Our financial results for the three months ended September 30, 2022 are summarized as follows in comparison to the three months ended September 30, 2021:

	Three Months Ended September 30,
	2022	2021	Variance
Revenue:
Security managed services	$10,061,304	$3,099,753	$6,961,551
Professional services	1,191,728	645,255	546,473
Total revenue	11,253,032	3,745,008	7,508,024

Cost of revenue:
Security managed services	4,310,378	650,955	3,659,423
Professional services	182,413	234,326	(51,913)
Cost of payroll	4,978,768	2,093,072	2,885,696
Stock based compensation	857,950	312,909	545,041
Total cost of revenue	10,329,509	3,291,262	7,038,247
Total gross profit	923,523	453,746	469,777
Operating expenses:
Professional fees	624,391	293,408	330,983
Advertising and marketing	245,495	254,026	(8,531)
Selling, general, and administrative	6,684,747	2,125,984	4,558,763
Stock-based compensation	1,791,724	938,726	852,998
Total operating expenses	9,346,357	3,612,144	5,734,213

Loss from operations	(8,422,834)	(3,158,398)	(5,264,436)
Other income (expense):
Other income	29,968	169	29,799
Interest expense, net	(108,233)	(75,470)	(32,763)
PPP loan forgiveness	-	980,800	(980,800)
Total other income (expense)	(78,265)	905,499	(983,764)
Net loss	(8,501,099)	(2,252,899)	(6,248,200)
Foreign currency translation adjustment	(908,987)	-	(908,987)
Comprehensive loss	$(9,410,086)	$(2,252,899)	$(7,157,187)

Revenue

Security managed services revenue increased by $6,961,551, or 225%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due primarily to revenue acquired through our completion of eight acquisitions over the last 12 months and new and existing customer revenue growth.

Professional services revenue increased by $546,473, or 85%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due primarily to our recent acquisitions in Latin America.

Expenses

Cost of Revenue

Security managed services cost of revenue increased by $3,659,423, or 562%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to our completion of eight acquisitions over the last 12 months, which increased our revenues from hardware and software sales and their related costs.

Professional services cost of revenue decreased by $51,913, or 22%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due to our increased use of internal resources for delivery of our services.

Cost of payroll cost of revenue increased by $2,885,696, or 138%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due to headcount added primarily through our completion of eight acquisitions over the last 12 months.

Stock-based compensation expenses increased by $545,041, or 174%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due to an increase of stock options awarded to our growing base of revenue generating employees.

Operating Expenses

Professional fees increased by $330,983, or 113%, for the three months ended September 30, 2022 as compared to three months ended September 30, 2021, due to an increase in accounting, legal, and other professional fees incurred related to our periodic SEC filings and our efforts to raise additional capital.

Advertising and marketing expenses decreased by $8,531, or 3%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due to our increased use of internal resources for advertising and marketing activities.

Selling, general, and administrative expenses increased by $4,558,763, or 214%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to headcount added through our completion of eight acquisitions over the last 12 months.

Stock-based compensation expenses increased by $852,998, or 91%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due to an increase in stock options awarded to employees through the completion of eight acquisitions over the last 12 months and shares issued to consultants for marketing services provided.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

Our financial results for the nine months ended September 30, 2022 are summarized as follows in comparison to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Variance
Revenue:
Security managed services	$28,489,698	$6,979,146	$21,510,552
Professional services	3,320,689	2,275,437	1,045,252
Total revenue	31,810,387	9,254,583	22,555,804

Cost of revenue:
Security managed services	10,678,728	1,326,788	9,351,940
Professional services	455,902	350,388	105,514
Cost of payroll	14,132,602	5,052,684	9,079,918
Stock based compensation	4,805,423	745,381	4,060,042
Total cost of revenue	30,072,655	7,475,241	22,597,414
Total gross profit	1,737,732	1,779,342	(41,610)
Operating expenses:
Professional fees	2,192,600	695,023	1,497,577
Advertising and marketing	641,340	471,721	169,619
Selling, general, and administrative	15,856,705	5,296,623	10,560,082
Stock-based compensation	6,761,283	2,236,142	4,525,141
Total operating expenses	25,451,928	8,699,509	16,752,419

Loss from operations	(23,714,196)	(6,920,167)	(16,794,029)
Other income (expense):
Other income	134,447	2,553	131,894
Interest expense, net	(293,991)	(209,806)	(84,185)
PPP loan forgiveness	-	980,800	(980,800)
Total other income (expense)	(159,544)	773,547	(933,091)
Net loss	(23,873,740)	(6,146,620)	(17,727,120)
Foreign currency translation adjustment	(2,207,256)	-	(2,207,256)
Comprehensive loss	$(26,080,996)	$(6,146,620)	$(19,934,376)

Revenue

Security managed services revenue increased by $21,510,552, or 308%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due primarily to revenue acquired through our completion of eight acquisitions over the last 12 months and new and existing customer revenue growth.

Professional services revenue increased by $1,045,252, or 46%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to revenue acquired through our completion of eight acquisitions over the last 12 months.

Expenses

Cost of Revenue

Security managed services cost of revenue increased by $9,351,940, or 705%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due primarily to our completion of eight acquisitions over the last 12 months, which increased our revenues from hardware and software sales and their related costs.

Professional services cost of revenue increased by $105,514, or 30%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to our increase in revenue from professional services from acquisitions completed over the last 12 months.

Cost of payroll cost of revenue increased by $9,079,918, or 180%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to headcount added primarily through our completion of eight acquisitions over the last 12 months.

Stock-based compensation expenses increased by $4,060,042, or 545%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to an increase of stock options awarded to our growing base of revenue generating employees.

Operating Expenses

Professional fees increased by $1,497,577, or 215%, for the nine months ended September 30, 2022 as compared to nine months ended September 30, 2021, due to an increase in accounting, legal, and other professional fees incurred related to our periodic SEC filings and our efforts to raise additional capital.

Advertising and marketing expenses increased by $169,619, or 36%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to our current marketing campaign initiatives to stimulate organic revenue growth, and an increased effort to utilize more internal resources for advertising and marketing activities.

Selling, general, and administrative expenses increased by $10,560,082, or 199%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to headcount added through our completion of eight acquisitions over the last 12 months.

Stock-based compensation expenses increased by $4,525,141, or 202%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to an increase in stock options awarded to employees through the completion of eight acquisitions over the last 12 months and shares issued to consultants for marketing services provided.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At September 30, 2022, we had an accumulated deficit of $67,886,162 and working capital deficit of $3,282,714. For the nine months ended September 30, 2022, we had a loss from operations of $23,714,196 and negative cash flows from operations of $7,850,297. Although we are showing positive revenue, gross profit has remained flat primarily due to increased stock compensation related to sales activity. We expect to incur further losses through the end of 2022.

To date we have funded operations primarily through the sale of equity in private placements, debt, and revenue generated by our services. During the nine months ended September 30, 2022, we received $10,562,763 from our public offerings of our common stock, $5,975,000 in net proceeds from our bridge loans, and $1,359,264 from the exercise of stock options. On June 27, 2022, our Registration Statement on Form S-3 was declared effective, and we may offer and sell from time to time, in one or more series, any of our securities, for total gross proceeds up to $300,000,000. As of September 30, 2022, we had $298,921,085 of available funding from our S-3 Registration Statement.

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

Working Capital (Deficit)/Surplus

Our working capital deficit as of September 30, 2022, in comparison to our working capital surplus as of December 31, 2021, is summarized as follows:

	As of
	September 30,	December 31,
	2022	2021
Current assets	$14,940,065	$9,807,301
Current liabilities	18,222,779	5,141,561
Working capital (deficit)/surplus	$(3,282,714)	$4,665,740

The increase in current assets is primarily due to an increase in cash and cash equivalents, accounts receivable and prepaid expenses and other current assets of $2,163,298, $922,629, and $2,495,435, respectively. The increase in current liabilities is primarily due to the increase in accounts payable and accrued expense, deferred revenue, loans payable, current portion, and convertible notes payable of $3,990,955, $3,021,349, $7,022,153, and $1,050,000, respectively.

Cash Flows

Our cash flows for the nine months ended September 30, 2022, in comparison to our cash flows for the nine months ended September 30, 2021, can be summarized as follows:

	Nine Months ended September 30,
	2022	2021
Net cash used in operating activities	$(7,850,297)	$(4,312,312)
Net cash used in investing activities	(6,044,217)	662,176
Net cash provided by financing activities	16,038,273	1,182,685
Effect of exchange rates on cash and cash equivalents	19,539	-
Increase in cash	$2,163,298	$(2,467,451)

Operating Activities

Net cash used in operating activities was $7,850,297 for the nine months ended September 30, 2022 and was primarily due to cash used to fund a net loss of $23,873,740, adjusted for non-cash expenses in the aggregate of $13,939,728 and additional cash outlaid by changes in the levels of operating assets and liabilities, primarily as a result of an increase in current assets, and accounts payable and accrued liabilities. Net cash used in operating activities was $4,312,312 for the nine months ended September 30, 2021 and was primarily due to cash used to fund a net loss of $6,146,620, adjusted for non-cash expenses in the aggregate of $2,631,683, partially offset by cash generated by changes in the levels of operating assets and liabilities, primarily as a result of an increase in accounts payable.

Investing Activities

Net cash used in investing activities of $6,044,217 for the nine months ended September 30, 2022 and was primarily due to net cash paid in the True Digital acquisition. Net cash from investing activities for the nine months ended September 30, 2021 was due to cash acquired from the VelocIT acquisition which was financed with equity consideration.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $16,038,273, which was primarily due to cash received from the sale of our common stock in our public offerings of $10,562,763 and $5,975,000 in net proceeds from our bridge loans. Net cash provided by financing activities for the nine months ended September 30, 2021 was $1,182,685 and was primarily due to cash received from the sale of our common stock of $3,250,000, offset by $2,064,315 of loan repayments.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue, or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in the notes to our condensed consolidated financial statements included herein for the quarter and nine months ended September 30, 2022 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 15, 2022.

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

Intangible Assets

Intangible assets are comprised of trademarks, customer bases, non-compete agreements, and intellectual property with original estimated useful lives with a range of 1 to 10 years. Once placed into service, we amortize the cost of intangible assets over their estimated useful lives on a straight-line basis.

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

Impairment of Long-lived Assets

We will evaluate the carrying value of long-lived assets to be held and used at least annually during the fourth quarter when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

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

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements herein as of and for the quarter ended September 30, 2022.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Thus there remains a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by our registered public accounting firm regarding our internal control over financial reporting. Accordingly, we cannot provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, to allow our principal financial and executive officers to make timely decisions regarding required disclosures as of September 30, 2022.

Our management’s evaluation was based on the following material weaknesses in our internal control over financial reporting which existed as of December 31, 2021 and which continue to exist, as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022, other than those noted above, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

General macro-economic conditions, such as a rise in interest rates, inflation in the cost of goods and services including labor, a recession or an economic slowdown in the United States or internationally, including as a result of continuing uncertainty from the COVID-19 pandemic or the Russia-Ukraine military conflict, could adversely affect demand for our services and make it difficult to accurately forecast and plan our future business activities. U.S. and global markets have recently been experiencing volatility and disruption due to new interest rate and inflation increases as well as the continued escalation of geopolitical tensions. For example, inflation in the United States began to rise in the second half of 2021 and have remained at high levels through the third quarter 2022. Although our business has not yet been materially negatively impacted by such inflationary pressures, we cannot be certain that neither we nor our customers will be materially impacted by continued pressures. Additionally, on February 24, 2022, Russian troops engaged in a full-scale military invasion of Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, it could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. This military conflict has led to sanctions and other penalties being levied by the United States and European Union, and other countries against Russia, and other potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. We do not have employees or facilities in Russia or Ukraine, nor do we have customers and contractors in these locations. Our business has not yet been materially negatively impacted by this military conflict to date. However, we cannot be certain that this will not impact our position in the credit market or our ability to acquire cybersecurity businesses in the short and long term.

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

Uncertain and adverse economic conditions may also lead to a decline in the ability of our customers to use or access credit, which could adversely affect our business. In addition, changing economic conditions may also adversely affect third parties with which we have entered into relationships and upon which we depend in order to grow our business. As a result, we may be unable to continue to grow in the event of future economic slowdowns.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	8/15/2022
10.3#	2019 Equity Incentive Plan, as amended	10-Q	10.3	8/15/2022
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

#Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERBERUS CYBER SENTINEL CORPORATION

By:	/s/ David G. Jemmett
David G. Jemmett
Chief Executive Officer
(Principal Executive Officer)
Date:	November 14, 2022

By:	/s/ Debra L. Smith
Debra L. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	November 14, 2022

