Form 10-K
period 2022-12-31
CERBERUS CYBER SENTINEL CORP
filed 2023-03-31
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) was $164,755,296, computed by reference to the price at which the common stock was last sold ($3.60 per share).

The registrant had 154,176,477 shares of common stock outstanding as of March 27, 2023.

CERBERUS CYBER SENTINEL CORPORATION

2022 FORM 10-K ANNUAL REPORT

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

Forward-looking statements made in this Annual Report on Form 10-K include statements about:

●	our ability to achieve and sustain profitability of our existing lines of business and through our wholly owned subsidiaries;
●	our ability to raise sufficient capital to continue to acquire cybersecurity companies;
●	our ability to attract and retain qualified cybersecurity talent;
●	our ability to identify potential acquisition targets within predetermined parameters;
●	our ability to successfully execute acquisitions, integrate the acquired businesses, and create synergies as a global cybersecurity consolidator;
●	our ability to attract and retain qualified key technology or management personnel and to expand our management team;
●	the accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing;
●	our dependence on establishing and maintaining a strong brand;
●	the occurrence of service interruptions and security or privacy breaches and related remediation efforts and fines;
●	system failures or capacity constraints;
●	our ability to efficiently acquire customers and maintain high client retention rates;
●	the impact of fluctuations in foreign currency exchange rates on our business and our ability to effectively manage the exposure to such fluctuations;
●	our ability to maintain our relationships with our partners;
●	adverse consequences of our substantial level of indebtedness and our ability to repay our debt;
●	our ability to maintain, protect and enhance our intellectual property;
●	our ability to maintain or improve our market shares;
●	business interruptions resulting from geo-political actions, including war, terrorism, and disease outbreaks (such as COVID-19, the war in Ukraine, and geopolitical tensions involving China);
●	sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;
●	our ability to grow internationally;
●	beliefs and objectives for future operations;
●	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to our business both in the United States and internationally;
●	economic and industry trends or trend analysis;
●	anticipated income tax rates, tax estimates and tax standards;
●	expectations regarding the impact of inflation, action taken by central banks to counter inflation, rising interest rates, and changes in foreign exchange rates on our business and financial results;
●	the future trading price of our common stock;
●	our ability to maintain an effective system of internal controls and accurately report our financial results and remediate material weaknesses;
●	our expectation regarding the outcome of any regulator investigation or litigation;
●	the potential impact of shareholder activism on our business and operations;
●	our ability to navigate through the increasingly complex cybersecurity regulatory environment; and any other statements regarding our future operations, financial condition, growth prospects and business strategies.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2022, any of which may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks may cause our or our industry’s actual results, levels of activity, or performance to be materially different from any future results, levels of activity, or performance expressed or implied by these forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Unless otherwise indicated or the context requires otherwise, the terms “we,” “us,” “our,” and “our company” refer to Cerberus Cyber Sentinel Corporation, a Delaware corporation, and our wholly owned subsidiaries. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

We emphasize to clients the critical nature of having their work force create a continuously aware security culture. Once engaged, we strive to become the trusted advisors for customers’ cybersecurity and compliance needs by providing tailored security solutions based upon their organizational needs. We do not focus on selling cybersecurity products; we are product-agnostic so that we can provide solutions that fit the customer’s security needs, financial realities, and future strategy. Our approach is to evaluate the client’s organization holistically, identify compliance requirements, and secure the infrastructure while helping to create a culture of security.

We provide a full range of cybersecurity consulting and related services, encompassing all three pillars of compliance, cybersecurity, and culture. Our services include compliance services, secured managed services, security operations center (“SOC”) services, virtual Chief Information Security Officer (“vCISO”) services, incident response, certified forensics, technical assessments, and cybersecurity training. We believe that culture is the foundation of every successful cybersecurity and compliance program. To deliver that outcome, we developed our unique offering of MCCP+ (“Managed Compliance & Cybersecurity Provider + Culture”), which is the only holistic solution that provides all three of these pillars under one roof from a dedicated team of subject matter experts. In contrast to the majority of cybersecurity firms that are focused on a specific technology or service, we seek to differentiate ourselves by remaining technology agnostic, focusing on accumulating highly sought-after topic experts. We continually seek to identify and acquire cybersecurity talent to expand our service scope and geographical coverage to provide the best possible service for our clients. We believe that bringing together a world-class team of technological experts with multi-faceted expertise in the critical aspects of cybersecurity is key to providing technology agnostic solutions to our clients in a business environment that has suffered from a chronic lack of highly skilled professionals, thereby setting us apart from competitors and in-house security teams. Our goal is to create a culture of security and to help quantify, define, and capture a return on investment from information technology and cybersecurity spending. Our brand rallies around the battle cry: “Cyber security is a Culture, not a Product.”

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

The Cybersecurity Challenge

As the world has become increasingly connected through the Internet and the Internet of Things (“IoT”), cyberattacks have prevailed and evolved, in different forms, causing uncontainable threats to the integrity and privacy of enterprise and personal data and resulted in significant economic losses globally. The McKinsey Global Institute has estimated that approximately 127 new IoT devices connect to the Internet every second. A report published by Cybersecurity Ventures stated that damages from global cybercrime is predicted to hit $10.5 trillion annually by 2025. Cybersecurity Ventures estimated that a business fell victim to a ransomware attack every 11 seconds in 2021, up from every 14 seconds in 2019. As a result, ransomware is one of the fastest growing types of cybercrime. Moreover, an Accenture survey reported that 68% of business leaders feel their cybersecurity risks are increasing. Cybersecurity Ventures has also predicted that worldwide global cybersecurity spending will exceed $1.75 trillion cumulatively from the fiscal years 2021 to 2025. The New York Times reported that in 2021 there would be 3.5 million unfilled job openings in the cybersecurity field. Two years later, despite widespread university and government investments into education programs and recruitment efforts, the rates are roughly the same. Continued efforts to bridge the workforce and skills gaps simply can’t keep up with the ongoing increase in demand.

In response to the increasing economic damage caused by heightened cybersecurity risks, regulatory bodies have pushed the implementation of new cybersecurity legislations, and cyber insurance companies have increased minimum cybersecurity underwriting requirements, as well as premium costs. We believe that we are well positioned in a fast-growing industry to provide businesses with a wide scope of cybersecurity services and with significant opportunities for growth.

Service Offering

We currently offer two major types of services to clients including security managed services and professional services.

Security Managed Services

Our security managed services include cybersecurity and compliance solutions. Through our consultative approach, we evaluate the cybersecurity posture and ecosystem of our clients to expose risks, optimize resources and implement best-fit solutions that are tailored to the business and address their unique challenges.

We offer multiple services in the security managed services portfolio, including the following:

●	Compliance: Our compliance practice ensures the customers are implementing the right controls, properly prioritizing risks, and investing in the appropriate remediation in order to comply and adhere to applicable industry standards and guidelines, and manage continuous monitoring over time. We provide the combination of integrated processes and systems, experienced staff, and innovative technology to help our customers meet those goals. Our seasoned experts possess the stringent industry certifications and accreditations that indicate their depth of knowledge in security compliance regulations, frameworks, and controls. As an authorized Federal Risk and Authorization Management Program (“FedRAMP”) vendor, we bring an insider’s perspective to the process in the following standards:

○	FedRAMP: provides standardization to cloud security for Cloud Service Providers.
○	FISMA 2014: codifies the Department of Homeland Security’s role in administering the implementation of information security policies for federal Executive Branch civilian agencies, overseeing agencies’ compliance with those policies, and assisting the U.S. Office of Management and Budget in developing those policies.
○	ISO 17021 and ISO 27001: international standard providing certification bodies with a set of requirements that will enable them to ensure that their management system certification process is carried out in a competent, consistent, and impartial manner.
○	Health Insurance Portability and Accountability Act (“HIPAA”) and Technology for Economic and Clinical Health Act of 2009: laws regulated by the Department of Health and Human Services to secure the privacy and confidentiality of protected health information.
○	PCI: a standard administered by the Payment Card Industry Security Standards Council.
○	Cybersecurity Framework: a set of cybersecurity activities, desired outcomes, and applicable informative references common across critical infrastructure sectors.
○	The National Institute of Standards and Technology (“NIST”): formally known as a National Bureau of Standards, NIST is a federal agency that promotes and maintains measurement standards while encouraging and assisting industry and science to develop and use these standards.
○	Cybersecurity Maturity Model Certification: intended to serve as a verification mechanism to ensure that defense industrial base companies implement appropriate cybersecurity practices and processes to protect federal contract information and controlled unclassified information within their unclassified networks.
○	General Data Protection Regulation: intended to standardize data protection law across the single market and give people in a growing digital economy greater control over how their personal information is used.
○	Service Organization 2: an auditing procedure that focuses on a business’ non- financial reporting controls related to security, availability, processing, integrity, confidentiality, and privacy of a system.
○	Health Information Trust Alliance comprehensive security framework: developed in collaboration with healthcare, technology, and information security leaders to create, access, store, and exchange sensitive and/or regulated data.

●	Secured Managed Services: Our team has extensive experience in identifying and remediating security issues in a holistic fashion to quickly affect change on an organizational scale. We partner with our clients to address the items that are identified through the course of routine network hygiene or from a security review, penetration test, or incident response. Our remediation services resolve vulnerabilities that may introduce risk and lead to adverse outcomes if not addressed. Examples of issues that we remediate include rearchitecting computer networks to minimize attack surface, implementing high security password requirements and multi-factor authentication, applying missing security patches that expose an organization to security attack, or correcting misconfigurations that can lead to unauthorized access such. Our services provide customers with a mature methodology for the heavy lifting needed to ensure that implementing solutions to minimize security risk are done efficiently and effectively.

●	SOC Managed Services: We offer SOC-as-a-service, which is a subscription-based service that provides 24x7x365 coverage and overwatch including threat monitoring, alerting, validation, and proactive threat hunting to defend against cyber threats.

●	vCISO Service: Organizations are in need of a cybersecurity program to reduce cyber risk to the business, but many do not have the capital resources or knowledge base to hire a Chief Information Security Officer to lead the effort. We offer this to companies on an ongoing managed service basis as a resource to augment their management team. vCISO services include road mapping the future state for the client and providing our knowledgeable expertise to help them achieve their security needs.

Professional Services

Our professional services include an extensive portfolio of tailored advisory solutions. Our in-depth and uniquely acquired industry expertise allows us to act as a trusted advisor of our clients to help them lower their risk profile, minimize cost impact, and meet regulatory compliance demands. We specialize in:

●	Incident Response and Forensics: We focus on identification, investigation, and remediation of cyberattacks.

●	Technical Assessments: We specialize in advanced cybersecurity assessments that highlight the skills and experience of our team’s top-tier talent. Our customers love us because we routinely identify issues that no one else does due to our emphasis on real-world manual testing techniques and custom exploit development to uncover new avenues of attack. Our approach to penetration testing services strikes the perfect equilibrium between cost, time, and results. The team of highly skilled testers utilize the same tools and techniques a malicious cybercriminal would use to try to gain unauthorized access to highly guarded corporate systems and data to evaluate technical controls and quantify business risks in a meaningful way. This level of analysis provides business leaders the knowledge required to not only understand the impact a successful attack might have on their business operations, but also can validate the effectiveness of existing security controls and justify additional security related investment.

●	Training: We provide security awareness training that can build a cyber vigilant culture by equipping users with the tools and techniques required to spot a potential cyberattack in the early stages. This targets the root cause for 75% of cyber breach events by starting with a culture of security-first forward thinking.

●	Other Cybersecurity Services:

◌	Cyber Vigilance: Bringing the culture of cybersecurity to an organization is a critical first step of building any resilience to cyber threats. Through our consulting service, we dive into both the cultural and technical aspects of cybersecurity within the organization, providing meaningful recommendations to rapidly improve cybersecurity posture. We help our clients build effective policies and best practices, design or enhance a cybersecurity system, and train the executive management team to foster a top-down culture of cybersecurity in order to facilitate diligent implementation of cybersecurity awareness.
◌	Gap and Risk Assessment: We combine decades of security expertise and in-depth knowledge of how cyberattackers operate to deliver a thorough security risk gap analysis that identifies real world threats and issues guidance for protection. We first familiarize ourselves with the customer’s environment, business model, operations, and business drivers to best determine a customer’s cybersecurity posture in an ever evolving threat landscape. We then use our advanced threat intelligence, data breach experience, and analytics to accurately assess the customers unique cybersecurity risk based on their “as is” state. We then operate with a holistic mindset, considering every link in the cybersecurity chain from people, processes, and technology, to determine their ideal “to be” state, aligned with their business goals, compliance requirements, and risk tolerance. Finally, we collaboratively devise and develop a strategic cybersecurity plan that takes into account critical priorities to effectively reduce cybersecurity risk by closing the gap between their “as is” and “to be” states. This comprehensive awareness of internal systems and policies provides our customers with a clear understanding of their overall risk as well as the strategies and tools they need to protect their most valuable assets: their data and brand reputation.

Growth Strategy

Cybersecurity service and consulting firms operate on various forms of business models. We do not focus on selling products; we promote a cybersecurity culture. Our growth strategy focuses on external acquisition and internal scalability to drive that culture within our customers’ organizations. Therefore, our revenue streams mainly come from security managed service and professional service fees. As the cybersecurity market grows over the years, we continue to see an increasing number of players entering the market with different sets of qualifications. However, organizations facing cybersecurity issues also usually lack the expertise to identify the right service provider or do not have the capital resources to hire a qualified CISO. We believe that this is where our growth opportunity lies since the lack of expertise leads to information asymmetry, which causes additional noise in the cybersecurity marketplace and exposes organizations to greater risks if found issues are not mitigated with the right group of experts. Furthermore, the industry is in need of highly qualified technology professionals in the cybersecurity field. A limited pool of talent results in increasing compensation and cost to retain such talent, which in turn compromises companies’ bottom line profitability and then increases the need to work externally with a partner such as our company. According to a Cybersecurity Jobs Report released in 2017 by Herjavec Group, unfilled cybersecurity positions were to be approximately 3.5 million by 2021. It has been our intention to capitalize on this gap as our growth opportunity.

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

On October 2, 2019, we filed a registration statement on Form 10-12G with the Securities and Exchange Commission (“SEC”) to effect registration of our common stock, par value $0.00001 per share, under the Exchange Act. The registration statement became effective on December 1, 2019.

We have substantially expanded our business in recent years through a number of acquisitions. The following table sets for certain information regarding such acquisitions:

Acquired Company, Location	Type of Acquisition	Date	Services Provided by Acquired Company

GenResults, LLC (“GenResults”) Arizona(1)	Stock	April 12, 2019	Cybersecurity services.

VCAB Six Corporation (“VCAB”) Texas	Merger	April 12, 2019	N/A(2)

TalaTek, LLC (“TalaTek”) Virginia	Merger	October 1, 2019	Integrated risk management services, including risk assessments, IT audits, cybersecurity services, and managed compliance services.

Technologyville, Inc. Illinois	Stock	May 25, 2020	Managed IT services.

Clear Skies Security, LLC Georgia	Stock	August 1, 2020	Security assessment and penetration testing.

Alpine Security, LLC Missouri	Merger	December 16, 2020	Integrated risk management services.

Catapult Acquisition Corporation (“VelocIT”) New Jersey	Merger	August 12, 2021	Integrated risk management services.

Atlantic Technology Systems, Inc., and Atlantic Technology Enterprises, Inc. (collectively, “Atlantic”) New Jersey	Stock	October 1, 2021	Integrated risk management services.

RED74 LLC (“RED74”) New Jersey	Merger	November 9, 2021	Integrated risk management services.

Ocean Point Equities, Inc. (“Arkavia”) Santiago, Chile	Stock	December 1, 2021	Cybersecurity services.

True Digital Security, Inc. (“True Digital”) New York Florida Oklahoma	Stock	January 19, 2022	Cybersecurity and compliance.

Creatrix, Inc. Tennessee Maryland	Stock	June 1, 2022	Identity management, systems integration and software engineering, biometrics, vetting, credentialing, and case management.

CyberViking, LLC Georgia Oregon	Stock	July 1, 2022	Application security services, incident response, threat hunting, and creation and management of security operation centers.

Servicios Informaticos CUATROi, S.P.A., Comercializadora CUATROi S.P.A., CUATROi Peru, S.A.C., and CUATROi S.A.S. Santiago, Chile Bogota, Columbia, and Lima, Peru	Stock	August 25, 2022	Managed services and cybersecurity.

NLT Networks, S.P.A., NLT Technologias, Limitada, NLT Servicios Profesionales, S.P.A., and White and Blue Solutions, LLC Providencia, Chile Florida	Stock	September 1, 2022	Security solutions and managed services.
RAN Security Buenos Aires, Argentina Chile, Peru, Bolivia, and Paraguay	Stock	Expected 2023(3)	Secured managed services.

(1)	Prior to our acquisition of GenResults, GenResults was wholly owned by an entity affiliated with David G. Jemmett, our Chief Executive Officer and a director of our company. Due to the companies being under common control, we accounted for the acquisition as a reorganization.
(2)	At the time of the VCAB Merger, VCAB was subject to a bankruptcy proceeding and had minimal assets, no equity owners, and no liabilities, except for approximately 1,500 holders of Class 5 Allowed General Unsecured Claims and a holder of allowed administrative expenses (collectively the “Claim Holders”). Pursuant to the terms of the VCAB Merger, and in accordance with the bankruptcy plan, we issued an aggregate of 2,000,000 shares of our common stock (the “Plan Shares”) to the Claim Holders as full settlement and satisfaction of their respective claims. As provided in the bankruptcy plan, the Plan Shares were issued pursuant to Section 1145 of the United States Bankruptcy Code. We entered into the VCAB Merger to increase our stockholder base to, among other things, assist us in satisfying the listing standards of a national securities exchange.
(3)	On January10, 2023, we entered into a definitive agreement for the acquisition of RAN Security, which is expected to close later in the year, subject to the satisfaction of customary closing conditions, including applicable regulatory approvals.

Customers

Our recent acquisitions have resulted in expansion of our customer base and increased usage within existing customers. None of our customers individually accounted for more than 10.0% of our consolidated revenue for the year ended December 31, 2022, nor are we dependent upon a few major customers. One of our customers accounted for an aggregate of 20.4% of our consolidated revenue for the year ended December 31, 2021.

Competition

The cybersecurity market is highly fragmented. In the top quartile, the market is dominated by several major global players, including IBM Corporation, Cisco Systems, AVG Technologies, Broadcom, and Dell. The rest of the market is highly competitive without dominant players. According to MarketsandMarkets.com, North America is expected to continue its hold as the largest market size in the cybersecurity market through the year 2023. A report from Statista forecasted the cybersecurity market to grow to $345.4 billion by 2026. An increasing awareness of cyber threats has led to a rising investment in cybersecurity infrastructure worldwide.

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

Intellectual Property

We intend to take appropriate steps to protect our intellectual property. We have registered the trademark “Cyber security is a culture, not a product,” which has been approved with a registration date of October 29, 2019.

We have non-disclosure, confidentiality, and license agreements with employees, contractors, customers and other third parties, which limit access to and use of our proprietary information. Though we rely in part upon these legal and contractual protections, as well as various procedural safeguards, we believe the skill and ingenuity of our employees, and the functionality and frequent enhancements to our solutions are more important to maintaining our competitive position in the marketplace.

Government Regulation

We are not aware of any specific regulations that govern cybersecurity firms or the areas in which we operate. While there are a few federal cybersecurity regulations, they govern industries that we serve and exist to focus on specific industries.

Three of the main cybersecurity regulations are HIPAA, the 1999 Gramm-Leach-Bliley Act, and the 2002 Homeland Security Act, which included the Federal Information Security Management Act (“FISMA”). The three regulations mandate that healthcare organizations, financial institutions, and federal agencies, respectively, should protect their systems and information. FISMA, which applies to every government agency, requires the development and implementation of mandatory policies, principles, standards, and guidelines on information security. However, the regulations do not address numerous computer related industries, such as Internet Service Providers and software companies. Furthermore, the regulations do not specify what cybersecurity measures must be implemented and require only a “reasonable” level of security.

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

Employees

As of December 31, 2022, we had 449 employees, of which 443 were full-time. In addition, we utilize independent contractors for projects of short duration or where specialized knowledge or experience is needed for a complex project. We are not dependent on any independent contractor, and we believe adequate replacements would be available in the event any such independent contractor becomes unavailable to us. We believe our relations with our employees is good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our proxy and information statements and all amendments to those reports will be available free of charge through our website at www.ciso.inc as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file, with or furnish to, the SEC.

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

We may take advantage of these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, issue more than $1.0 billion of non-convertible debt over a three-year period, or become a large accelerated filer. So long as we remain an emerging growth company, we may choose to take advantage of some, but not all, of the available benefits of the JOBS Act. We have taken advantage of some of the reduced reporting requirements in our filings. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock. In addition, the JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. Readers of this Annual Report on Form 10-K should carefully consider the following risks and uncertainties in addition to other information in this Annual Report on Form 10-K in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. An investor in our common stock could lose all or part of their investment due to any, or a combination of these risks.

Risk Factor Summary

Risks Related to Our Business and Industry

●	We will need to raise capital in order to realize our business plan and growth strategy, the failure of which could adversely impact our operations.
●	We incurred significant operating losses during the years ended December 31, 2022 and December 31, 2021, and we have limited cash flow. Unless we increase revenue and cash flow or raise additional capital, we may be unable to take advantage of any acquisition opportunities that arise or expand our business, all of which could adversely impact us.
●	We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

●	We depend on key personnel who would be difficult to replace, and our business plans will likely be harmed if we lose their services or cannot hire additional qualified personnel.
●	We operate in an industry that is experiencing a shortage of qualified compliance and cybersecurity professionals. If we are unable to recruit and retain key management and technical and sales personnel, our business would be negatively affected.
●	We depend on independent contractors to provide certain services for which we do not have the expertise internally. Any compromise in the service quality may delay our business processes and cause economic loss.
●	We have recently acquired multiple businesses. Our growth strategy is driven by successful acquisitions and integration of additional businesses that provide comparable or complementary services. Our ability to grow is limited if we fail to identify and consummate acquisitions.
●	We intend to grow our client base significantly through acquisitions of other service providers. If we fail to retain existing clients and attract new clients through acquisitions, we may never achieve profitability.
●	Our business strategy may impose limitations in our ability to accurately forecast future revenue and operating results.
●	Our future results may be affected by various legal and regulatory proceedings and legal compliance risks, including those involving intellectual property, governmental regulations, the U.S. Foreign Corrupt Practices Act, and other anti-bribery, anti-corruption, or other matters.
●	We are subject to risks from operating internationally.
●	Our operations in certain emerging markets expose us to political, economic and regulatory risks.
●	Adverse economic conditions in the United States and international economies may adversely impact our business operating units.
●	Breaches of network or information technology security could have an adverse effect on our business.
●	If we fail to meet our service level obligations under our service level agreements, we may be subject to certain penalties and could lose clients.
●	The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnification.
●	We indemnify our officers and directors against liability to us and our security holders, and such indemnification could increase our operating costs.
●	Our industry is highly competitive, and there is no assurance that we will compete successfully.
●	Our success depends on our ability to protect our intellectual property and our proprietary technologies.
●	Increasingly complex cybersecurity regulations and standards may have significant impact on our business, and it may require us to substantially invest in our development capabilities to meet compliance requirements and may negatively impact our ability to offer certain services and remain profitable.
●	We may become subject to disputes, including litigation, that could negatively impact our business, profitability, and financial condition.
●	If we incur additional debt, we will be subject to restrictive covenants and debt service obligations that could negatively impact our operations.
●	The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and Nasdaq, may strain our resources, increase our costs and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.
●	The preparation of our financial statements involves use of estimates, judgments, and assumptions, and our financial statements may be materially affected if our estimates prove to be inaccurate.
●	The auditor’s opinion on our audited financial statements for the year ended December 31, 2022, included in this annual report on Form 10-K, contain an explanatory paragraph relating to our ability to continue as a going concern.

Risks Related to Our Common Stock

●	The market price of our common stock is volatile and may fluctuate in a way that is disproportionate to our operating performance.
●	Future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.
●	Provisions in our certificate of incorporation, our by-laws and Delaware law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.
●	FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.
●	If we issue additional shares in the future, it will result in the dilution of our existing stockholders.
●	Our directors and executive officers beneficially own a substantial majority of our outstanding capital stock and will have the ability to control our affairs.
●	We are eligible to be treated as an “emerging growth company,” as defined in the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.
●	We do not intend to pay dividends on our common stock.
●	Our business could be negatively impacted by shareholder activism.
●	Our share price may be volatile, and you may be unable to sell your shares.

Risks Related to Our Business and Industry

We will need to raise capital in order to realize our business plan and growth strategy, the failure of which could adversely impact our operations.

Our growth strategy is based upon increasing the number of our clients and our consolidated revenue by making successful acquisitions and integrating businesses that provide comparable or complementary cyber security services. As of December 31, 2022, our business was not profitable. Without adequate funding, a significant increase in revenue, and continued successful integration of our acquired targets, we may not be able to achieve profitability in the existing lines of business and attract further capital. As of March 27, 2023, we had available cash resources of approximately $4,254,000.

We expect to continue to finance our operations with available net operating cash flows and will need to raise additional capital in the future by issuing equity or other forms of securities, which could have significant dilutive impact on the ownership interest of existing stockholders. Furthermore, any newly issued securities could have rights, preferences, and privileges senior to those of our existing common stock.

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

We incurred significant operating losses during the years ended December 31, 2022 and December 31, 2021, and we have limited cash flow. Unless we increase revenue and cash flow or raise additional capital, we may be unable to take advantage of any acquisition opportunities that arise or expand our business, all of which could adversely impact us.

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

To execute our growth strategy, we must continue to attract and retain highly skilled compliance and cybersecurity experts. Competition for these employees is intense, especially for compliance experts and cybersecurity professionals, as there is a global shortage of these professionals who can provide the technical and strategic skills required for us to deliver high levels of services to our clients and potential clients. We may not be successful in attracting and retaining qualified employees. We have from time-to-time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for these highly skilled employees have greater resources than we have. In addition, in making employment decisions, particularly in the high- technology industry, job candidates often consider the value of the stock options, restricted stock grants, or other stock-based compensation they are to receive in connection with their employment. Declines in the value of our stock could adversely affect our ability to attract or retain key employees and result in increased employee compensation expenses. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We depend on independent contractors to provide certain services for which we do not have the expertise internally. Any compromise in the service quality may delay our business processes and cause economic loss.

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

We are subject to risks from operating internationally.

We operate internationally, and our growth strategy depends in part on our ability to expand our operations in foreign markets, including by way of acquisitions. International operations and business expansion plans are subject to numerous risks, including the following:

●	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
●	political and economic instability, civil unrest, acts of terrorism, force majeure, war, or other armed conflict, including the current military conflict between Russia and the Ukraine;
●	changes in U.S. and other national government trade policies affecting the markets for our services;
●	changes in regulatory practices, tariffs and taxes;
●	the need to develop superior products or services, thereby gaining greater market acceptance and expanding their product and service offerings more efficiently or rapidly;
●	Potential non-compliance with a wide variety of laws and regulations, including anti-corruption, export control and anti-boycott laws and similar non-U.S. laws and regulations
●	increased sovereign risk, such as defaults by or deterioration in the economies and credit ratings of governments, particularly in emerging markets;
●	logistical and communication challenges;
●	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute; and
●	currency exchange rate fluctuations, devaluations and other conversion restrictions.

Any of these factors could have a material adverse effect on our reputation, financial condition, results of operations and stock price.

Our operations in certain emerging markets expose us to political, economic and regulatory risks.

Our growth strategy depends in part on our ability to expand our operations in emerging markets, including, among others, countries in South America, and Europe. However, some emerging markets have greater political, economic and currency volatility and greater vulnerability to infrastructure and labor disruptions than more established markets. In many countries, particularly those with emerging economies, engaging in business practices prohibited by laws and regulations with extraterritorial reach, such as the Foreign Corrupt Practices Act of 1977 and the U.K. Bribery Act, or local anti-bribery laws may be more common. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials, including in connection with obtaining permits or engaging in other actions necessary to do business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition, results of operations and stock price. Failure to manage political, economic and regulatory risks in emerging markets could adversely affect our sales, financial condition, results of operations, cash flows and stock price.

Adverse economic conditions in the United States and international economies may adversely impact our business operating units.

General macro-economic conditions, such as a rise in interest rates, inflation in the cost of goods and services including labor, a recession or an economic slowdown in the United States or internationally, including as a result of continuing uncertainty from the COVID-19 pandemic or the Russia-Ukraine military conflict, could adversely affect demand for our services and make it difficult to accurately forecast and plan our future business activities. U.S. and global markets have recently been experiencing volatility and disruption due to new interest rate and inflation increases as well as the continued escalation of geopolitical tensions. For example, inflation in the United States began to rise in the second half of 2021 and have remained at high levels through 2022. Although our business has not yet been materially negatively impacted by such inflationary pressures, we cannot be certain that neither we nor our customers will be materially impacted by continued pressures. Additionally, on February 24, 2022, Russian troops engaged in a full-scale military invasion of Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, it could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. This military conflict has led to sanctions and other penalties being levied by the United States and European Union, and other countries against Russia, and other potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. We do not have employees or facilities in Russia or Ukraine, nor do we have customers and contractors in these locations. Our business has not yet been materially negatively impacted by this military conflict to date. However, we cannot be certain that this will not impact our position in the credit market or our ability to acquire cybersecurity businesses in the short and long term.

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

Our current and potential competitors vary by size, service offerings, and geographic location. Competitors include technology companies, consulting companies, telecommunication companies, technology resellers, hardware and software companies, and others. Many of our competitors have entrenched relationships in particular industries or have gained a reputation for expertise in a specific sector of the cybersecurity market, including services, software, and hardware. Primary competitive factors in our market include security, reliability and functionality; customer service and technical expertise; reputation and brand recognition; financial strength; breadth of products and services offered; price; and scalability. Many of our current and potential competitors have substantially greater financial, technical, and marketing resources; more diversified product and service offerings; larger customer bases; longer operating histories; greater brand recognition; and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

●	adapt more rapidly to new or emerging technologies and changes in customer requirements;
●	develop superior products or services, thereby gaining greater market acceptance and expanding their product and service offerings more efficiently or rapidly;
●	bundle products and services that we may not offer or in a manner that provides our competitors with a price advantage;
●	take advantage of acquisitions and other opportunities more readily;

●	maintain a lower cost basis;
●	adopt more aggressive pricing policies and devote greater resources to the promotion, marketing, and sales of their products and services; and
●	devote greater resources to the research and development of their products and services.

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

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and Nasdaq, may strain our resources, increase our costs, and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we are subject to the reporting requirements of the Exchange Act, and the corporate governance standards of the Sarbanes-Oxley Act and Nasdaq. We have a limited operating history as a public company, and these requirements may place a strain on our management, systems, and resources. In addition, we have incurred, and expect to continue to incur, significant legal, accounting, insurance, and other expenses. The Exchange Act requires us to file annual, quarterly, and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. Nasdaq requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting and comply with the Exchange Act and Nasdaq requirements, significant resources and management oversight are required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the market price of our common stock.

The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or its committees or as our executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, and other regulatory action and potentially civil litigation.

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

The auditor’s opinion on our audited financial statements for the year ended December 31, 2022, included in this annual report on Form 10-K, contain an explanatory paragraph relating to our ability to continue as a going concern.

The auditor’s opinion on our audited financial statements for the year ended December 31, 2022 includes an explanatory paragraph stating that our losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our operating obligations raise substantial doubt about our ability to continue as a going concern. While we are pursuing a variety of funding sources and transactions that could raise capital, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our strategic plans. Accordingly, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

We had an aggregate of 146,395,807 issued and outstanding shares of common stock as of December 31, 2022. Approximately 29,696,079 shares were in street name. The remainder of the outstanding shares may be sold, subject to certain volume limitations, pursuant to Rule 144 or other available exemptions. Also, in the future, we may issue additional securities in connection with financings and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding stock. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Provisions in our certificate of incorporation, our by-laws, and Delaware law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our amended and restated certificate of incorporation, our amended and restated by-laws, and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include the ability of our Board of Directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could include the right to approve an acquisition or other change in our control or could be used to institute a rights plan, also known as a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our Board of Directors.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 300,000,000 shares of our common stock and up to 50,000,000 shares of preferred stock. Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our company.

Our directors and executive officers beneficially own a substantial majority of our outstanding capital stock and will have the ability to control our affairs.

Our current directors and executive officers beneficially own approximately 60.75% of our outstanding capital stock. By virtue of these holdings, they effectively control the election of the members of our Board of Directors, our management, and our affairs and may prevent us from consummating corporate transactions such as mergers, consolidations, or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.

We are eligible to be treated as an “emerging growth company,” as defined in the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier.

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

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. On March 29, 2023, we received a letter from the listing qualifications staff of Nasdaq providing notification that the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days and our common stock no longer met the minimum bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have an initial period of 180 calendar days to regain compliance. To regain compliance, the closing bid price of our common stock has to be $1.00 per share or more for a minimum of 10 consecutive business days at any time before the expiration of the initial compliance period. In the event that we are unable to regain compliance with Rule 5550(a)(2) during the initial compliance period, Nasdaq rules provide that we may be eligible for an additional 180 calendar day compliance period. To qualify, we need to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

The liquidity of the shares of our common stock may be affected adversely by a reverse stock split undertaken to address such compliance failure, given the reduced number of shares that are outstanding following a reverse stock split. In addition, reverse stock splits may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

In the event that we are unable to establish compliance, or again become non-compliant, with Rule 5550(a)(2) and cannot re-establish compliance within the require timeframe, our common stock could be delisted from Nasdaq, which could have a material adverse effect on our financial condition and which would cause the value of our common stock to decline. If our common stock is not eligible for listing or quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it would become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a national securities exchange.

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

Our business could be negatively impacted by shareholder activism.

In recent years, shareholder activists have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction, and operations of companies. Shareholder activists have also become increasingly concerned with companies’ efforts with respect to environmental, sustainability and governance standards. Responding to actions by activist shareholders, such as requests for special meetings, potential nominations of candidates for election to our Board of Directors, requests to pursue a strategic combination or other transaction, or other special requests may disrupt our business and divert the attention of management and employees. In addition, any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could negatively impact our business. Shareholder activism could result in substantial costs. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business.

Our share price may be volatile, and you may be unable to sell your shares.

The trading price of our common stock is likely to be highly volatile and these fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our common stock were sold in our initial public offering (IPO) in January 2021 at a price of $5.00 per share, the reported high and low sales prices of our common stock have ranged from $0.22 to $10.78 per share through March 27, 2023. Factors that may cause the market price of our common stock to fluctuate include:

●	price and volume fluctuations in the overall stock market from time to time;
●	significant volatility in the market price and trading volume of technology companies in general, and of companies in our industry;
●	actual or anticipated changes in our results of operations or fluctuations in our operating results;
●	whether our operating results meet the expectations of securities analysts or investors;
●	failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;
●	announcements of new products or technologies, commercial relationships, acquisitions, or other events by us or our competitors;
●	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;
●	actual or perceived privacy or data security incidents;
●	litigation involving us, our industry or both;
●	regulatory developments in the U.S., foreign countries, or both;
●	general economic conditions and trends;
●	the commencement or termination of any share repurchase program;
●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
●	the availability of our services, security breaches or perceived security breaches, and vulnerabilities;
●	changes in accounting standards, policies, guidelines, interpretations, or principles;
●	actions instituted by activist shareholders or others;
●	major catastrophic events, including those resulting from war, incidents of terrorism, outbreaks of pandemic diseases, such as COVID-19, or responses to these events;
●	sales of large blocks of our stock; or
●	departures of key personnel.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events affecting other companies in our industry even if these events do not directly affect us.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation, which could result in substantial costs and a diversion of management’s attention and resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Scottsdale, Arizona where we currently lease approximately 3,300 square feet of office space. We own office space in Santiago, Chile, which is primarily used for our secured managed services and administration in Latin America. We lease additional offices, none of which we believe to be material to our operations, located throughout the United States and Chile for our service delivery and administrative personnel.

We believe our existing facilities are sufficient for our current needs. Although we have recently closed or consolidated certain of our facilities, in the future, we may need to add new facilities or expand our existing facilities to meet our evolving business needs.

ITEM 3. LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Until January 13, 2022, our common stock was traded under OTC Market Group’s OTCQB. Since January 13, 2022, our common stock has been listed for trading on The Nasdaq Stock Market LLC under the symbol “CISO.”

As of December 31, 2022, there were 752 holders of record of our common stock, and the last reported sale price of our common stock on The Nasdaq Stock Market LLC on March 27, 2023 was $0.2972. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the total number of beneficial owners of our common stock.

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

Unregistered Sales of Equity Securities

In 2022, we issued to Smile on Friday’s an aggregate amount of 398,000 shares of our common stock in exchange for providing marketing and investor relations services.

In April 2022, we issued 186,000 shares of our common stock to 1st PMG Capital Corporation in exchange for brokerage and advisory services provided in connection with our acquisition of Arkavia.

In May and September 2022, we issued 62,000 and 98,256 shares of our common stock, respectively to HFG Capital Investments, LLC in exchange for providing advisory services to us related to our acquisitions of Arkavia, CUATROi, and NLT Secure.

In September 2022, we issued 165,563 shares of our common stock to Hybrid Financial in exchange for providing investor relations services over a period of one-year.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report and is intended to provide information necessary to understand our audited consolidated financial statements for the year ended December 31, 2022 compared to the year ended December 31, 2021 and highlight certain other information which will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2022 compared to the year ended December 31, 2021. These historical consolidated financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

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

We provide a full range of cybersecurity consulting and related services, encompassing all three pillars of compliance, cybersecurity, and culture. Our services include secured managed services, compliance services, security operations center (“SOC”) services, virtual Chief Information Security Officer (“vCISO”) services, incident response, certified forensics, technical assessments, and cybersecurity training. We believe that culture is the foundation of every successful cybersecurity and compliance program. To deliver that outcome, we developed our unique offering of MCCP+ (“Managed Compliance & Cybersecurity Provider + Culture”), which is the only holistic solution that provides all three of these pillars under one roof from a dedicated team of subject matter experts. In contrast to the majority of cybersecurity firms that are focused on a specific technology or service, we seek to differentiate ourselves by remaining technology agnostic, focusing on accumulating highly sought-after topic experts. We continually seek to identify and acquire cybersecurity talent to expand our service scope and geographical coverage to provide the best possible service for our clients. We believe that bringing together a world-class team of technological experts with multi-faceted expertise in the critical aspects of cybersecurity is key to providing technology agnostic solutions to our clients in a business environment that has suffered from a chronic lack of highly skilled professionals, thereby setting us apart from competitors and in-house security teams. Our goal is to create a culture of security and to help quantify, define, and capture a return on investment from information technology and cybersecurity spending. Our brand rallies around the battle cry: “Cyber security is a Culture, not a Product.”

Financial Highlights

Our operating results for the year ended December 31, 2022 included the following:

●	Total revenue increased by $31.4 million to $46.5 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021.

●	Total gross profit increased by $0.9 million to $2.7 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021.

Results of Operations

Comparison of the Year Ended December 31, 2022, to the Year Ended December 31, 2021

Our financial results for the year ended December 31, 2022 are summarized as follows in comparison to the year ended December 31, 2021:

	For the Year Ended
	December 31, 2022	December 31, 2021	Variance

Revenue:
Security managed services	$40,920,420	$11,797,719	$29,122,701
Professional services	5,629,197	3,344,840	2,284,357
Total revenue	46,549,617	15,142,559	31,407,058

Cost of revenue:
Security managed services	15,431,523	3,089,599	12,341,924
Professional services	844,287	515,171	329,116
Cost of payroll	20,036,182	7,596,972	12,439,210
Stock based compensation	7,512,304	2,132,554	5,379,750
Total cost of revenue	43,824,296	13,334,296	30,490,000
Total gross profit	2,725,321	1,808,263	917,058

Operating expenses:
Professional fees	2,067,603	1,189,319	878,284
Advertising and marketing	804,218	435,016	369,202
Selling, general and administrative	23,106,451	9,809,200	13,297,251
Stock-based compensation	9,885,191	8,076,688	1,808,503
Impairment of goodwill	-	22,078,064	(22,078,064)
Total operating expenses	35,863,463	41,588,287	(5,724,824)

Loss from operations	(33,138,142)	(39,780,024)	6,641,882

Other income (expense):
Other income (expense)	43,332	(39,063)	82,395
Interest expense, net	(680,921)	(307,363)	(373,558)
PPP loan forgiveness	-	980,800	(980,800)

Total other income (expense)	(637,589)	634,374	(1,271,963)

Loss before income taxes	$(33,775,731)	$(39,145,650)	$5,369,919

Revenue

Security managed services revenue increased by $29,122,701, or 247%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to revenue acquired through our completion of five acquisitions over the last 12 months and new and existing customer revenue growth.

Professional services revenue increased by $2,284,357, or 68%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to revenue acquired through our completion of five acquisitions over the last 12 months.

Expenses

Cost of Revenue

Security managed services cost of revenue increased by $12,341,924, or 399%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021, due primarily to our completion of five acquisitions over the last 12 months, which increased our revenues from hardware and software sales and their related costs.

Professional services cost of revenue increased by $329,116, or 64%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to our increase in revenue from professional services from acquisitions completed over the last 12 months.

Cost of payroll increased by $12,439,210, or 164%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to headcount added primarily through our completion of five acquisitions over the last 12 months.

Stock-based compensation increased by $5,379,750, or 252%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to an increase of stock options awarded to our growing base of revenue generating employees.

Operating Expenses

Professional fees increased by $878,284, or 74%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to an increase in accounting, legal and other professional fees incurred related to our periodic SEC filings and our efforts to raise additional capital.

Advertising and marketing expenses increased by $369,202, or 85%, for the year ended December 31, 2022, as compared to December 31, 2021, due to our current marketing campaign initiatives to stimulate organic revenue growth, and an increased effort to utilize more internal resources for advertising and marketing activities.

Selling, general, and administrative expenses increased $13,297,251, or 136%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to head count added through the completion of five acquisitions over the last 12 months.

Stock-based compensation expenses increased by $1,808,503, or 22%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to an increase in stock options awarded to employees through the completion of five acquisitions of the last 12 months and shares issued to consultants for marketing services provided.

Impairment of goodwill decreased by $22,078,064, or 100%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to impairment recognized in our goodwill in 2021 whereas impairment was not present in 2022.

Other Income (Expense)

Interest expense, net increased by $373,558, or 122%, during the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to an increase in our debt assumed through acquisition during 2022 and obtaining $6,000,000 of short-term loans to fund operating capital.

Working Capital

Our working capital as of December 31, 2022, as compared to our working capital as of December 31, 2021, is summarized as follows:

	As of
	December 31, 2022	December 31, 2021

Current assets	$14,398,795	$9,807,301
Current liabilities	23,213,039	5,141,561
Working capital (deficit)/surplus	$(8,814,244)	$4,665,740

The increase in current assets is primarily due to a decrease in cash and cash equivalents of $891,872, offset by an increase in accounts receivable, prepaid cost of revenue and prepaid expenses and other current assets of $3,021,495, $2,622,428, and $775,924, respectively. The increase in current liabilities is primarily due to the increase in accounts payable and accrued expense, deferred revenue, and loans and convertible notes payable of $5,601,271, $4,419,316 and $8,595,632, respectively.

Cash Flows

Our cash flows for the year ended December 31, 2022, as compared to our cash flows for the year ended December 31, 2021, can be summarized as follows:

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(10,681,007)	$(7,385,129)
Net cash (used in)/provided by investing activities	(6,048,944)	2,050,057
Net cash provided by financing activities	15,777,909	2,863,077
Effect of exchange rates on cash and cash equivalents	60,170	-
Decrease in cash	$(891,872)	$(2,471,995)

Operating Activities

Net cash used in operating activities was $10,681,007 for the year ended December 31, 2022 and was primarily due to cash used to fund a net loss of $33,775,182, adjusted for non-cash expenses in the aggregate of $20,752,668 and additional cash increases from changes in the levels of operating assets and liabilities in the aggregate of $2,341,507, primarily as a result of an increase in accounts payable and other deferred revenue. Net cash used in operating activities was $7,385,129 for the year ended December 31, 2021 and was primarily due to cash used to fund a net loss of $39,145,650, adjusted for non-cash expenses in the aggregate of $33,853,661, partially offset by cash generated by changes in the levels of operating assets and liabilities in the aggregate of $2,093,140, primarily as a result of an increase in accounts receivable and other current assets.

Investing Activities

Net cash used in investing activities of $6,048,944 for the year ended December 31, 2022, was primarily due cash paid as part of the acquisition of True Digital. Net cash provided by investing activities of $2,050,057 for the year ended December 31, 2021, was due to cash acquired in the acquisitions of VelocIT, Atlantic, RED74 and Arkavia.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $15,777,909, which was primarily due to cash received from the sale of our common stock, and net proceeds from loans and notes payable of $10,689,087 and $6,061,585, respectively, and offset by the payment of loans of $2,452,905. Net cash provided by financing activities for the year ended December 31, 2021 was $2,863,077, which was primarily due to cash received from the sale of our common stock, and proceeds from loans and notes payable of $3,250,000 and $1,863,474, respectively, and offset by payments on loans of $2,300,397.

Liquidity

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At December 31, 2022, we had an accumulated deficit of $77,787,604 and working capital deficit of $8,814,244. For the year ended December 31, 2022, we had a loss from operations of $33,138,142 and negative cash flows from operations of $10,681,007. Although our company is showing positive revenue and gross profit trends, we expect to incur further losses through the end of 2023.

To date, we have funded operations primarily through the sale of equity in public offerings, private placements, loan proceeds, and revenue generated by our services. During the year ended December 31, 2022, we received $10,689,087 from our public offerings of our common stock, $5,975,000 in net proceeds from our bridge loans, and $1,480,142 from the exercise of stock options. On June 27, 2022, our Registration Statement on Form S-3 was declared effective, and we may offer and sell from time to time, in one or more series, any of our securities, for total gross proceeds up to $300,000,000. As of December 31, 2022, we had $298,734,727 of available funding from our S-3 Registration Statement from which we may issue our securities to fund current and future operations.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2022, we incurred a net loss of $33,775,182, had negative cash flows from operations of $10,681,007, and working capital deficit of $8,814,244. These matters raise substantial doubt as to our ability to continue as a going concern.

Our existence is dependent upon our ability to develop profitable operations. We are devoting substantially all of our efforts to developing our business, reducing overhead costs, and raising capital, although there can be no assurance that our efforts will be successful. No assurance can be given that our actions will result in profitable operations or the resolution of liquidity problems. The accompanying consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

In order to improve our liquidity, in addition to a planned reduction in overhead costs, we are actively pursuing additional debt and/or equity financing through discussions with investment bankers and private investors. There can be no assurance that we will be successful in our efforts to secure additional financing.

The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

Recently Issued Accounting Pronouncements

See Note 3 to our consolidated financial statements for the years ended December 31, 2022 and 2021 included elsewhere in this Annual Report.

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

See Note 3 to our consolidated financial statements for the years ended December 31, 2022 and 2021 included elsewhere in this Annual Report for additional information regarding revenue recognition and deferred revenue.

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

Material Weakness in Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2022 was not effective.

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. During the year ended December 31, 2022, we have hired additional finance and accounting staff that we expect will positively impact our segregation of duties in the coming periods.

ITEM 9B. OTHER INFORMATION

Letter Agreement with Neil Stinchcombe

On March 27, 2023, we entered into a letter agreement with Neil Stinchcombe to resolve a dispute about certain payment terms of a convertible note previously issued to Mr. Stinchcombe, with an outstanding principal amount of $1,500,000. Pursuant to the terms of this agreement, we agreed to repay the principal amount of the note in three equal installment payments of $500,000, on each of March 31, April 28, and May 31, 2023, with accrued interest to be paid on May 31, 2023 at the note’s reflected interest rate of 5.0% per annum. If we fail to timely make any of the foregoing payments, the applicable interest rate will be increased to a default rate of 24% per annum.

Notice of Failure to Satisfy a Continued Listing Rule

On March 29, 2023, we received a letter from the listing qualifications staff (the “Staff”) of Nasdaq providing notification that the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days and our common stock no longer meets the minimum bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have an initial period of 180 calendar days, or until September 25, 2023, to regain compliance. To regain compliance, the closing bid price of our common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before September 25, 2023.

If we do not regain compliance with Rule 5550(a)(2) by September 25, 2023, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. In the event of such notification, we may appeal the Staff’s determination to delist our securities, but there can be no assurance the Staff would grant our request for continued listing.

The Nasdaq notification has no immediate effect on the listing of our common stock on the Nasdaq Capital Market. We intend to actively monitor the bid price of our common stock and our minimum market value of listed securities and will consider options available to us to achieve compliance with the Nasdaq listing rules. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with the other listing standards for the Nasdaq Capital Market.

Separation of David A. Bennett

On March 30, 2023, David A. Bennett, our Chief Operating Officer, separated from our company.

Appointment of Kyle J. Young

On March 30, 2023, our Board of Directors appointed Kyle J. Young as Interim Chief Operating Officer of our company. Mr. Young, age 40, has served as our Executive Vice President, Operations since January 2022 and previously served as our Vice President, Operations from February 2021 to January 2022. Mr. Young served in various roles at BeyondTrust Software, a U.S.-based cybersecurity vendor, from December 2007 to February 2022, most recently serving as its Vice President, Business and Sales Operations. Mr. Young holds a bachelor’s degree in Speech Communications & Rhetoric from the University of Illinois Urbana-Champaign.

On March 30, 2023, we entered into the Young Employment Agreement with Mr. Young. The Young Employment Agreement is evergreen and can be terminated by either party. Pursuant to the Young Employment Agreement, Mr. Young will receive an annual base salary of $200,000, which will be subject to review and adjustment in accordance with our policies. Mr. Young will be eligible to receive an annual bonus between 20% and 100% of his base salary, in the sole discretion of our Board of Directors. Mr. Young is also eligible to participate in our standard benefit plans.

There are no family relationships between Mr. Young and any of our directors or executive officers. There have been no transactions since the beginning of our last fiscal year, and no transactions are currently proposed, in which we were or are to be a participant and in which Mr. Young or any member of his immediate family had or will have any interest, that are required to be disclosed pursuant to Item 404(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our Directors and Executive Officers. The age of each Director and Executive Officer listed below is given as of March 31, 2023.

Name	Age	Position
David G. Jemmett	56	Chief Executive Officer and Director
Kyle J. Young	40	Interim Chief Operating Officer
Debra L. Smith	52	Chief Financial Officer
Ashley N. Devoto	39	President, Chief Information Security Officer and Director
Stephen H. Scott, Jr.	54	Director
Ret. General Robert C. Oaks (3)	85	Director
R. Scott Holbrook (1) (2) (3)	73	Director
Andrew K. McCain (1) (2)	60	Director
Ernst M. (KiKi) VanDeWeghe, III (1) (2) (3)	63	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Kyle J. Young – Interim Chief Operating Officer

Mr. Young has served as our Interim Chief Operating Officer since March 2023. Previously Mr. Young served as our Executive Vice President, Operations from January 2022 to March 2023 and as our Vice President, Operations from February 2021 to January 2022. Mr. Young served in various roles at BeyondTrust Software, a U.S.-based cybersecurity vendor, from December 2007 to February 2022, most recently serving as its Vice President, Business and Sales Operations. Mr. Young holds a bachelor’s degree in Speech Communications & Rhetoric from the University of Illinois Urbana-Champaign.

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

Ashley N. Devoto – President and Director

Ms. Devoto has served as our President since July 2022 and as our Chief Information Security Officer and as a director of our company since March 2022. Ms. Devoto has served in various roles at Booz Allen Hamilton, a U.S.-based government contractor, from June 2018 to March 2022, most recently serving as its Chief Information Security Officer. From April 2017 to June 2018, Ms. Devoto served as Business Information Security officer for Bank of America, a financial services company. Ms. Devoto has served in the U.S. Air Force Cyberspace Operations since March 2010, and she served as defensive cyber operations planner at 24th Air Force and NORAD/USNORTHCOM. Ms. Devoto continues to serve in a reserve capacity by leading strategic cyber force development initiatives in her current assignment at the Pentagon. Ms. Devoto holds a bachelor’s degree in Computer Engineering from Vanderbilt University and a master’s degree in Engineering Management from Southern Methodist University.

We believe Ms. Devoto is qualified for service as a director of our company due to her cybersecurity experience, as well as her extensive experience across military, financial services, and professional services organizations.

Our Directors

Stephen H. Scott, Jr. – Director

Mr. Scott has served as a founder and director of our company since April 2019. Mr. Scott has been a Partner with Advisor ID (formerly BRI Partners), a financial services technology firm, since 2016. Mr. Scott was Managing Director of Longboard Asset Management from 2016 to 2017. From 2009 to 2016, Mr. Scott was at Van Eck Global, where he served as the Co-Head of the Alternatives Committee and as portfolio manager. Mr. Scott has founded and managed several investment partnerships focused on both private and public investment strategies since 1995. Mr. Scott holds a Bachelor of Science from the University of Florida.

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

Director Independence

Our Board of Directors is comprised of a majority of independent directors, as “independence,” is defined by the listing standards of The Nasdaq Stock Market and by the SEC. Our Board of Directors has concluded that each of Messrs. Oaks, Holbrook, McCain, and Mr. VanDeWeghe are “independent”, having concluded that any relationship between such director and our company, in its opinion, does not interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Mr. Jemmett and Ms. Devoto are employee directors. Mr. Scott is considered independent as he has served as a founder and director of our company since April 2019. Sandra D. Morgan served on our Board of Directors in fiscal 2021 and resigned in March 2022. Ms. Morgan was an independent director.

Board Committees

Our Board of Directors has three standing committees: the Audit Committee, the Compensation Committee, and Governance and Nominating Committee.

Audit Committee

The Audit Committee of our Board of Directors was established in accordance with Rule 10A-3 promulgated under the Exchange Act. The current members of our Audit Committee are Messrs. McCain, Holbrook, and VanDeWeghe, with Mr. McCain serving as the chair. Ms. Morgan served on the Audit Committee during fiscal 2021 but resigned from our Board of Directors in March 2022. Mr. VanDeWeghe was appointed to the Audit Committee in March 2022 following Ms. Morgan’s resignation. Each member of the Audit Committee meets the independence and other requirements to serve on our Audit Committee under The Nasdaq Stock Market Rules and the rules of the SEC. In addition, our Board of Directors determined that each of Messrs. McCain and Holbrook is considered an “audit committee financial expert” as defined in the rules of the SEC.

The Audit Committee was formed in 2021. Our Board of Directors has adopted a written charter for the Audit Committee, a copy of which is posted in the Investor Resources and Corporate Governance section of our website at https://www.ciso.inc/investor-relations/charter-of-the-audit-committee. The principal functions of the Audit Committee are to oversee our accounting and financial reporting processes and the audits of our consolidated financial statements; oversee our relationship with our independent auditors, including selecting, evaluating, and setting the compensation of, and approving all audit and non-audit services to be performed by the independent auditors; and facilitate communication among our independent auditors and our financial and senior management.

Compensation Committee

We have a standing Compensation Committee of our Board of Directors. The members of our Compensation Committee are Messrs. Holbrook, VanDeWeghe, and McCain, with Mr. Holbrook serving as the chair. Each member of the Compensation Committee meets the independence and other requirements to serve on our Compensation Committee under The Nasdaq Stock Market Rules and the rules of the SEC.

The Compensation Committee was formed in 2021. Our Board of Directors has adopted a written charter for the Compensation Committee, a copy of which is posted in the Investor Resources and Corporate Governance section of our website at www.ciso.inc/investor-relations/charter-of-the-compensation-committee. The Compensation Committee has responsibilities relating to the performance evaluation and the compensation of our Chief Executive Officer; the compensation of our executive officers and directors; and our significant compensation arrangements, plans, policies, and programs, including our stock compensation plans. Certain of our executive officers, our outside counsel, and consultants may occasionally attend the meetings of the Compensation Committee. However, no officer of our company is present during discussions or deliberations regarding that officer’s own compensation.

Governance and Nominating Committee

We have a standing Governance and Nominating Committee of our Board of Directors. The current members of our Governance and Nominating Committee are Messrs. Oaks, Holbrook and VanDeWeghe, with Mr. VanDeWeghe serving as the chair. Ms. Morgan serve on the Governance and Nominating Committee during fiscal 2021 but resigned from our Board of Directors in March 2022. Mr. VanDeWeghe was appointed to the Governance and Nominating Committee in March 2022 following Ms. Morgan’s resignation. Each of Messrs. Oaks, Holbrook and VanDeWeghe meets the independence and other requirements to serve on our Governance and Nominating Committee under The Nasdaq Stock Market Rules and the rules of the SEC.

The Governance and Nominating Committee was formed in 2021. Our Board of Directors has adopted a written charter for the Governance and Nominating Committee, a copy of which is posted in the Investor Resources and Corporate Governance section of our website at https://www.ciso.inc/investor-relations/charter-of-the-nominating-and-corporate-governance-committee. The Governance and Nominating Committee considers the performance of the members of our Board of Directors and nominees for director positions and evaluates and oversees corporate governance and related issues.

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

Code of Ethics

We have adopted a Code of Ethics and Business Conduct (“Code of Ethics”) that sets forth various policies and procedures to promote ethical behavior and that applies to all our directors, officers and employees. The Code of Ethics is publicly available on our website at www.ciso.inc. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on our website.

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

During fiscal 2022 and years prior, each of Ms. Smith and Devoto, and Messers. Jemmett, Bennett, Scott, Oaks, Holbrook, McCain, and VanDeWeghe failed to file all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the total compensation paid or accrued during the years ended December 31, 2022 and 2021 to our Chief Executive Officer, our next three most highly compensated executive officers who were serving as executive officers on December 31, 2022 and one additional individual who served as an executive officer during the year ended December 31, 2022 but was not serving as an executive officer on December 31, 2022 (collectively our “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)		Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David G. Jemmett	2022	250,000	116,651	-	-		-	-	225	366,876
Chief Executive Officer	2021	250,000	90,213	-	-		-	-	-	340,213
Debra L. Smith	2022	200,000	60,500	-	892,200		-	-	225	1,152,925
Chief Financial Officer (2)	2021	183,333	55,000	-	532,611		-	-	-	770,944
Ashley N. Devoto	2022	175,781	100,000	-	1,784,400		-	-	225	2,060,406
President(3)	2021	-	-	-	-		-	-	-	-
David A. Bennett	2022	208,426	150,000	-	3,568,800	-	-		225	3,927,451
Former Chief Operating Officer(4)	2021	-	-	-	-	-	-	-	-
Bryce P.Hancock	2022	37,500	-	-	3,489,562		-	-	-	3,527,062
Former President and Chief Operating Officer (5)	2021	225,000	-	-	-		-	-	-	225,000

(1)	The amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive officer, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2022.

(2)	Ms. Smith was appointed to serve as our Vice President of Finance on February 1, 2021 and as our Chief Financial Officer on June 18, 2021.

(3)	Ms. Devoto was appointed to serve as our Chief Information Security Officer on January 17, 2022 and as our President on August 8, 2022.

(4)	Mr. Bennett was appointed to serve as our Chief Operating Officer on February 22, 2022. Mr. Bennett separated from our company on March 30, 2023.

(5)	Mr. Hancock resigned on February 15, 2022.

Outstanding Equity Awards as of December 31, 2022

The following table summarizes the outstanding equity awards held by each named executive officer as of December 31, 2022.

Name	Grant Date		Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

David G. Jemmett	-		-	-	-	-

Debra L. Smith	February 1, 2021	(1)	295,833	500,000	2.00	February 1, 2026
	December 31, 2021	(2)	1,250	5,000	5.00	December 31, 2031
	January 14, 2022	(1)(5)	-	500,000	3.02	January 14, 2032

Ashley N. Devoto	January 17, 2022	(2)(5)	-	1,000,000	3.02	January 17, 2032

David A. Bennett	February 28, 2022	(2)(5)	-	1,000,000	3.02	February 28, 2032
	February 28, 2022	(3)(5)	-	500,000	3.02	February 28, 2032
	February 28, 2022	(4)(5)	-	500,000	3.02	February 28, 2032

Bryce P. Hancock	January 14, 2022		-	-	2.00	February 28, 2022
	December 15, 2020		1,075,000	-	2.00	December 15, 2025

(1)	30% of the shares underlying this option vested at the one-year anniversary from the grant date with the remainder vesting in 24 equal installments on the last day of each month thereafter.
(2)	25% of the shares underlying this option vested on the one-year anniversary of the grant date with the remainder vesting monthly over the subsequent 36-month period.
(3)	25% of the shares underlying this option vested on the eighteen-month anniversary of the grant date with the remainder vesting monthly over the subsequent 36-month period.
(4)	25% of the shares underlying this option vested on the two-year anniversary of the grant date with the remainder vesting monthly over the subsequent 36-month period.
(5)	On August 22, 2022, we repriced these option grants to reflect an exercise price equal to the fair value of our common stock. Vesting provisions of these option grant remained on the same terms as the original option grant.

Employment Agreements with our Named Executive Officers

David G. Jemmett

On September 30, 2019, we entered into an employment agreement with Mr. Jemmett to serve as our Chief Executive Officer (the “Jemmett Employment Agreement”). The Jemmett Employment Agreement is evergreen and can be terminated by either party. Pursuant to the Jemmett Employment Agreement, Mr. Jemmett earned an initial annual base salary of $225,000, which was increased to an annual base salary of $250,000 upon our common stock becoming quoted on the OTC Markets. Mr. Jemmett’s base salary may be increased in accordance with our normal compensation and performance review policies. He is entitled to receive a discretionary annual bonus of up to 100% of his annual base salary, at the discretion of our Board of Directors, based on performance and our objectives. Subject to approval by our Board of Directors, Mr. Jemmett is entitled to stock options under our 2019 Equity Incentive Plan. The stock options will vest at 33% on the one-year anniversary of the Jemmett Employment Agreement and the remaining 66% of the options will vest monthly over the next 12 months. As of December 31, 2021, our Board of Directors had not approved or granted any stock options to Mr. Jemmett. On July 31, 2021, a bonus of $90,213 was accrued for Mr. Jemmett and subsequently paid on February 15, 2022. Mr. Jemmett is also eligible to participate in our standard benefit plans.

Debra L. Smith

On December 31, 2020, we entered into an employment agreement with Ms. Smith to serve as our Executive Vice President of Finance, effective as of February 1, 2021 (the “Smith Employment Agreement”). Pursuant to the Smith Employment Agreement, Ms. Smith earns an initial base annual salary of $200,000, with an increase upon our listing to a national exchange, subject to approval by our Board of Directors, a guaranteed bonus of $60,000 to be paid quarterly, and an additional $60,000 at the end of each fiscal year at the discretion of our Board of Directors. Ms. Smith is also eligible to participate in our standard benefit plans. On June 18, 2021, we appointed Ms. Smith to serve as Chief Financial Officer. The terms of the original Smith Employment Agreement remained in force.

Ashley N. Devoto

On December 23, 2021, we entered into an employment agreement with Ms. Devoto to serve as our Chief Information Security Officer (the “Devoto Employment Agreement”). The Devoto Employment Agreement is evergreen and can be terminated by either party. Pursuant to the Devoto Employment Agreement, Ms. Devoto earned an initial base annual salary of $225,000, with an increase upon our listing to a national exchange, subject to approval of our Board of Directors, a guaranteed bonus of equal to 20% of base annual salary, an annual bonus up to 100% of base annual salary at the discretion of our Board of Directors, and a sign-on bonus of $100,000. Ms. Devoto is also eligible to participate in our standard benefit plans. On August 8, 2022, we appointed Ms. Devoto to serve as President. The terms of the Devoto Employment Agreement remained in force.

David A. Bennett

On February 28, 2022, we entered into an employment agreement with Mr. Bennett to serve as our Chief Operating Officer (the “Bennett Employment Agreement”). The Bennett Employment Agreement was evergreen and could be terminated by either party. Pursuant to the Bennett Employment Agreement, Mr. Bennett received an initial base annual salary of $250,000, which could be increased at the discretion of our Board of Directors, an annual bonus up to 100% of base annual salary at the discretion of our Board of Directors, and a sign-on bonus of $150,000. Mr. Bennett was also eligible to participate in our standard benefit plans. Mr. Bennett separated from our company on March 30, 2023.

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

Director Compensation

The following table sets forth for each non-employee director certain information concerning their compensation for the year ended December 31, 2022:

Name (2)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen Scott(3)	-	-	-	-	-	138,000	138,000
Robert C. Oaks	-	-	-	-	-	-	-
Scott Holbrook	-	-	-	-	-	-	-
Andy McCain	-	-	-	-	-	-	-
Sandra Morgan(4)	-	-	-	-	-	-	-
Kiki VanDeWeghe	-	-	-	-	-	-	-

Notes:

(1)	The amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 10 to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2022.

(2)	All directors receive reimbursement for reasonable out-of-pocket expenses in attending Board meetings and for participating in our business.

(3)	Mr. Scott receives payment of $11,500 per month under the terms of an independent consulting agreement to provide services relating to our strategic and business development, and sales and marketing.

(4)	Ms. Morgan resigned on March 15, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 27, 2023 for (a) the named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 27, 2023 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 154,176,477 shares of common stock outstanding on March 27, 2023.

Security Ownership of Certain Beneficial Holders

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent
Jemmett Enterprises, LLC	66,435,000	(2)	43.09%

Security Ownership of Directors and Executive Officers

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent
David G. Jemmett	69,435,000	(3)	45.03%
Debra L. Smith	549,582	(4)	*
Ashley N. Devoto	375,000	(5)	*
Stephen H. Scott, Jr.	18,050,000	(6)	11.71%
Ret. General Robert C. Oaks	400,000	(7)	*
R. Scott Holbrook	400,000	(7)	*
Andrew K. McCain	7,941,667	(8)	5.00%
Kiki VanDeWeghe	183,333	(9)	*
David A. Bennett	291,666	(10)	*
Bryce Hancock	1,075,000	(11)	*
Directors & Executive Officers as a Group (9 persons)	97,890,947	(12)	60.75%

Notes:

*	Less than 1% of the outstanding shares of common stock.
(1)	Unless otherwise indicated, the address of record is c/o Cerberus Cyber Sentinel Corporation, 6900 E. Camelback Road, Suite 240, Scottsdale, Arizona 85251.

(2)	Mr. Jemmett is the managing member of Jemmett Enterprises, LLC and has voting and dispositive power over such shares.

(3)	Consists of (i) 66,435,000 shares held by Jemmett Enterprises, LLC, of which Mr. Jemmett is the managing member and has voting and dispositive power over such shares; (ii) 2,000,000 shares held by Xander LLC, of which Mr. Jemmett and his wife are the sole members and have voting and dispositive power over such shares; and (iii) 1,000,000 shares held by Dana Borgman Trust.

(4)	Consists of 549,582 shares issuable upon exercise of options exercisable within 60 days after March 27, 2023.

(5)	Consists of (i) 62,500 shares held directly by Ms. Devoto and (ii) 312,500 issuable upon exercise of options exercisable within 60 days after March 27, 2023.

(6)	Consists of (i) 12,800,000 shares held directly by Mr. Scott; (ii) 5,000,000 shares beneficially held by TVMT LLC; and (iii) 250,000 shares beneficially held by JLS 401k Trust.

(7)	Consists of 400,000 shares issuable upon the exercise of options exercisable within 60 days after March 27, 2023.

(8)	Consists of (i) 375,000 shares held indirectly as executor of the Andrew and Lucy McCain Family Trust, for which Mr. McCain has voting and dispositive power; (ii) 3,000,000 shares held by Hensley & Company, for which Mr. McCain has voting and dispositive power; (iii) 400,000 shares issuable upon the exercise of options exercisable within 60 days after March 27, 2023; and (iv) 4,166,667 shares issuable upon the conversion of a note payable held by Hensley & Company.

(9)	Consists of 183,333 shares issuable upon the exercise of options exercisable within 60 days after March 27, 2023.

(10)	Consists of 291,666 shares issuable upon exercise of options exercisable within 60 days after March 27, 2023.

(11)	Consist of 1,075,000 shares issuable upon exercise of options exercisable within 60 days after March 27, 2023.

(12)	Includes 2,801,780 shares issuable upon the exercise of options exercisable within 60 days after March 27, 2023 and 4,166,667 shares issuable upon conversion of a note payable.

Securities Authorized for Issuance Under Existing Equity Compensation Plan

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	36,397,521	$2.45	20,213,408
Equity compensation plans not approved by security holders	-	-	-
Total	36,397,521	$2.45	20,213,408

(1)	Consists of the 2019 Equity Incentive Plan. The aggregate number of shares of common stock that may be issued pursuant to options granted under this Plan or Bonus Stock Awards under this Plan shall not exceed 60,000,000 shares. For a description of this plan, see Note 10 to our 2022 consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, during the year ended December 31, 2022, there were no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

Independent Consulting Agreement with Stephen Scott

In August 2020, we entered into an Independent Consulting Agreement with Stephen Scott, a director of our company, with respect to advisory and consulting services relating to our strategic and business development, and sales and marketing. Mr. Scott receives a consulting fee of $11,500 per month for such services. During the years ended December 31, 2022 and 2021, we paid consulting fees to Mr. Scott in the amount of $138,000.

Managed Services Agreement with Hensley Beverage Company

In July 2021, we entered into a 1-year Managed Services Agreement with Hensley Beverage Company, an entity affiliated with Mr. McCain, a director of our company, to provide secured managed services. We also may be engaged by Hensley Beverage Company from time to time to provide other related services outside the scope of the Managed Services Agreement. While the agreement provides for a term through December 31, 2021, the agreement will continue until terminated by either party. For the years ended December 31, 2022 and 2021, and, we received $850,445 and $466,597, respectively from Hensley Beverage Company for contracted services and had an outstanding receivable balance of $15,737 and $11,508 as of December 31, 2022 and 2021, respectively.

Convertible Note Payable with Hensley Beverage Company

On March 20, 2023, we entered into a Purchase Agreement (the “Purchase Agreement”) with Hensley & Company dba Hensley Beverage Company (the “Purchaser”), an entity affiliated with Mr. McCain, a director of our company, pursuant to which we issued and sold to the Purchaser a $5,000,000 10 Percent (10%) Unsecured Convertible Note (the “Note”) for gross proceeds of $5,000,000 in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder (the “Note Offering”). The Note, together with accrued and unpaid interest thereon, is due on March 20, 2025 (the “Maturity Date”). We may not prepay the Note prior to the Maturity Date without the consent of the Purchaser. The Note will bear interest at a rate of 10% per annum (based on a 360-day year), payable monthly. At any time prior to or on the Maturity Date and subject to certain beneficial ownership limitations, the Purchaser may convert all or any portion of the outstanding principal amount of the Note and all accrued and unpaid interest thereon into shares (the “Conversion Shares”) of our common stock, par value $0.00001 per share, at a conversion price of $1.20 per share (the “Conversion Price”). The Conversion Price is adjustable in the event of any stock split, reverse stock split, recapitalization, reorganization, or similar event. Upon the occurrence of an “Event of Default” (as defined in the Note and including the failure to make required payments when due after specified grace periods, certain breaches of the Purchase Agreement and certain specified insolvency events), the Purchaser would have the right to accelerate payments due under the Note, which from and after such acceleration would bear interest at a default rate of 24% per annum.

Director Independence

See “Directors, Executive Officers and Corporate Governance – Director Independence” and “Directors, Executive Officers and Corporate Governance – Board Committees” in Item 10 above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee has appointed Semple, Marchal & Cooper, LLP (“SMC”) as our independent registered public accounting firm for the year ended December 31, 2022. The following table sets forth the fees billed to our company for professional services rendered by SMC for the years ended December 31, 2022 and 2021:

Services	2022	2021
Audit fees (1)	$369,481	$132,098
Audit-related fees (2)	104,663	3,440
Tax fees (3)	50,213	2,690
All other fees	-	102,817
Total fees	$524,357	$241,045

(1)	Audit fees consisted of billing for professional services normally provided in connection with statutory and regulatory filings, including (i) fees associated with the audits of our financial statements for the years ended December 31, 2022 and 2021 and, (ii) fees associated with quarterly reviews for the quarters ended March 31, 2022 and 2021, June 30, 2022 and 2021, and September 30, 2022 and 2021.

(2)	Audit related fees consisted of billings for professional services for reviews of our periodic filings under form 10-K and 10-Q and acquisition audits for the years ended December 31, 2022 and 2021.

(3)	Tax fees consisted primarily of tax related advisory and preparation services.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of the report:

(1)	For a list of the financial statements included herein, see the index to the financial statements beginning on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(2)	Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(b)	Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Agreement for the Purchase and Sale of Limited Liability Company Interests of GenResults, LLC dated April 12, 2019	10-12G	10.1	10/2/2019
2.2**	Agreement and Plan of Merger by and among the Registrant, TalaTek, LLC, TalaTek Merger Sub and Baan Alsinawi dated September 23, 2019	10-12G	2.2	10/2/2019
2.3	Stock Purchase Agreement by and among the Registrant, Technologyville, Inc. and Brian Yelm dated May 25, 2020	8-K	10.1	5/29/2020
2.4	Share Purchase Agreement among the Registrant, Clear Skies Security, LLC and all of its Members dated July 31, 2020	8-K	10.1	8/6/2020
2.5**	Agreement and Plan of Merger by and among the Registrant, Alpine Merger Sub, LLC, Alpine Security, LLC and Christian Espinosa dated December 16, 2020	8-K	10.1	12/21/2020
2.6**	Amended and Restated Agreement and Plan of Merger by and among the Registrant, Catapult Acquisition Merger Sub, LLC, Catapult Acquisition Corporation, the shareholders of Catapult Acquisition Corporation and Darek Hahn dated July 26, 2021	8-K	10.1	08/02/2021
2.7**	Stock Purchase Agreement by and among the Registrant, Atlantic Technology Systems, Inc., Atlantic Technology Enterprises, Inc., and James Montagne and Miriam Montagne as sole shareholders, dated October 1, 2021	8-K	10.1	10/07/2021
2.8**	Agreement and Plan of Merger by and among the Registrant, RED74 Merger Sub, LLC, RED74 LLC, Ticato Holdings, Inc. and Tim Coleman dated October 8, 2021	8-K	10.1	11/15/2021
2.9**	Stock Purchase Agreement by and among the Registrant, Southford Equities, Inc., a British Virgin Islands based company and David Esteban Alfaro Medina, Roberto Andrés Arriagada Poblete and Camilo Orlando Garrido Briones dated December 1, 2021	8-K	10.1	12/06/2021
2.10	Stock Purchase Agreement among the Registrant and certain shareholders of True Digital Security Inc. dated January 5, 2022	8-K	10.1	01/06/2022
2.11**	Agreement and Plan of Merger among the Registrant and certain shareholders of True Digital Security Inc. dated January 5, 2022	8-K	10.2	01/06/2022

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	8/15/2022
3.2	By-laws of the Registrant	10-12G	3.5	10/2/2019
4.1	Form of Common Stock Certificate of the Registrant	10-K	4.1	3/30/2020
4.2*	Description of Securities Registered under Section 12 of the Exchange Act
4.3	Form of Underwriter Warrant	S-1	4.3	12/14/2021
10.1	Stock Repurchase Agreement between the Registrant and Alan Kierman dated September 1, 2019	10-K	10.4	3/30/2020
10.2#	2019 Equity Incentive Plan, as amended	10-Q	10.3	8/15/2022
10.3(a)#	Form of Stock Option Agreement	10-K	10.3	04/15/2022
10.4#	Employment Agreement between the Registrant and David G. Jemmett dated September 30, 2019	10-12G	10.2	10/2/2019
10.5	Purchase Agreement and 5% Unsecured Convertible Note by the Registrant payable to Neil Stinchcombe dated October 27, 2021	8-K	10.1	11/02/2021
10.5(a)*	Letter Agreement between the Registrant and Neil Stinchcombe dated March 27, 2023
10.6#	Employment Agreement by and between Debra L. Smith and the Registrant dated December 31, 2020	10-K	10.10	04/15/2022
10.7#*	Employment Agreement by and between David A. Bennett and the Registrant dated February 12, 2022
10.8#*	Employment Agreement by and between Ashley N. Devoto and the Registrant dated December 23, 2021
10.9	Form of Lockup Agreement	S-1/A	10.14	01/07/2022
10.10	Purchase Agreement, dated March 20, 2023, by and between the Registrant and Hensley & Company dba Hensley Beverage Company	8-K	10.1	03/20/2023
10.11	10% Unsecured Convertible Note by the Registrant payable to Hensley & Company, dated March 20, 2023	8-K	10.2	03/20/2023
10.12*#	Employment Agreement by and between Kyle J. Young and the Registrant dated March 30, 2023
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Semple, Marchal & Cooper LLP
23.2*	Consent of Baker Tilly Chile Ltda.
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

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

CERBERUS CYBER SENTINEL CORPORATION

By:	/s/ David G. Jemmett
Name:	David G. Jemmett
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David G. Jemmett
Name:	David G. Jemmett
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	March 31, 2023

By:	/s/ Debra L. Smith
Name:	Debra L. Smith
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	March 31, 2023

By:	/s/ Ashley N. Devoto
Name:	Ashley N. Devoto
Title:	President , Chief Information Security Officer and Director
Date:	March 31, 2023

By:	/s/ Stephen H. Scott, Jr.
Name:	Stephen H. Scott, Jr.
Title:	Director
Date:	March 31, 2023

By:	/s/ Robert C. Oaks
Name:	Ret. General Robert C. Oaks
Title:	Director
Date:	March 31, 2023

By:	/s/ R. Scott Holbrook
Name:	R. Scott Holbrook
Title:	Director
Date:	March 31, 2023

By:	/s/ Andrew K. McCain
Name:	Andrew K. McCain
Title:	Director
Date:	March 31, 2023

By:	/s/ Ernest M. (Kiki) VanDeWeghe, III
Name:	Ernest M. (Kiki) VanDeWeghe, III
Title:	Director
Date:	March 31, 2023

CERBERUS CYBER SENTINEL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Cerberus Cyber Sentinel Corporation and Subsidiaries

Scottsdale, Arizona

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cerberus Cyber Sentinel Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the combined financial statements of the Company’s wholly-owned “South American Subsidiaries,” which include the consolidated balance sheets of Arkavia Networks SpA. and its wholly-owned subsidiaries Arkavia Networks Limitada and Arkavia Networks, as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2022, and for the period from December 1, 2021 (Acquisition) to December 31, 2021; the combined balance sheets of Servicios Informaticos CUATROi, S.P.A., Comercializadora CUATROi S.P.A., CUATROi Peru S.A.C., and CUATROi S.A.S. (entities under common ownership and management) as of December 31, 2022 and the related combined statements of operations, stockholders’ equity, and cash flows for the period ended August 26, 2022 (Acquisition) to December 31, 2022; and the combined balance sheets of NLT Networks, S.P.A., NLT Tecnologias, Limitada, NLT Servicios Profesionales, S.P.A. and White and Blue Solutions, LLC (entities under common ownership and management) as of December 31, 2022 and the related combined statements of operations, stockholders’ equity, and cash flows for the period ended September 1, 2022 (Acquisition) to December 31, 2022; and the related notes (collectively “combined financial statements”). The combined financial statements of the South American Subsidiaries reflect total assets of $39.5 million and $12.1 million at December 31, 2022 and 2021, respectively, and total revenues of $10.0 and $1.3 million for the periods then ended. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the South American Subsidiaries, is based solely on the report of the other auditors.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 31, 2023

REPORT OF THE INDEPENDENT AUDITORS

Board of Directors and Stockholders of

Cerberus Cyber Sentinel Corporation and Subsidiaries Scottsdale, Arizona

1/2

Report on the financial statements

We have audited the consolidated balance sheets of Arkavia Networks SpA. and its wholly-owned subsidiaries Arkavia Networks Limitada and Arkavia Networks (collectively “Arkavia”), as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2022, and for the period from December 1, 2021 (Acquisition) to December 31, 2021; the combined balance sheets of Servicios Informaticos CUATROi, S.P.A., Comercializadora CUATROi S.P.A., CUATROi Peru S.A.C., and CUATROi S.A.S. (entities under common ownership and management, collectively “CUATROi”) as of December 31, 2022 and the related combined statements of operations, stockholders’ equity, and cash flows for the period ended August 26, 2022 (Acquisition) to December 31, 2022; and the combined balance sheets of NLT Networks, S.P.A., NLT Tecnologias, Limitada, NLT Servicios Profesionales, S.P.A. and White and Blue Solutions, LLC (entities under common ownership and management, collectively “NLT”) as of December 31, 2022 and the related combined statements of operations, stockholders’ equity, and cash flows for the period ended September 1, 2022 (Acquisition) to December 31, 2022; and the related notes (collectively “combined financial statements”) (Arkavia, together with CUATROi and NLT, the “Company” ). In our opinion, such combined financial statements present fairly, in all material respects the combined financial position as December 31, 2022 and 2021, and the results of its combined operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Board of Directors and Stockholders of Cerberus Cyber Sentinel Corporation and Subsidiaries Scottsdale, Arizona 2/2

Our audits include performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

CLAUDIO SILVA MORALES	BAKER TILLY CHILE LTDA.

Santiago, Chile, March 31, 2023

We have served as auditors since 2021.

Baker Tilly Chile Auditores Consultores Ltda., trading as Baker Tilly Chile is a member of the global network of Baker Tilly International Ltd., the members of which are separate and independent legal entities.

CERBERUS CYBER SENTINEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS

Current Assets:
Cash and cash equivalents	$1,833,163	$2,725,035
Accounts receivable, net	7,862,297	4,840,802
Notes receivable, related party	-	1,090,903
Inventory	11,803	189,596
Prepaid cost of revenue	2,634,667	12,239
Prepaid expenses and other current assets	1,724,650	948,726
Contract asset	332,215	-
Total Current Assets	14,398,795	9,807,301

Property and equipment, net	4,680,495	2,394,424
Right of use asset, net	255,687	277,578
Intangible assets, net	8,475,229	6,540,269
Goodwill	76,664,017	16,792,535
Other assets	22,592	-

Total Assets	$104,496,815	$35,812,107

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$8,310,337	$2,709,066
Deferred revenue	4,472,140	52,824
Settlement liability	-	470,000
Lease liability	121,731	196,472
Loans payable	7,758,831	213,199
Convertible notes payable	2,550,000	1,500,000
Total Current Liabilities	23,213,039	5,141,561

Long-term Liabilities:
Loans payable, net of current portion	4,243,802	5,284,301
Lease liability, net of current portion	159,205	88,040
Deferred tax liability	435,678	-

Total Liabilities	28,051,724	10,513,902

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.00001 par value; 300,000,000 shares authorized; 146,395,807 and 125,852,971 issued and outstanding at December 31, 2022 and 2021	1,464	1,258
Preferred stock, $.00001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding on December 31, 2022 and December 31, 2021	-	-
Additional paid-in capital	153,168,984	69,309,369
Accumulated translation adjustment	1,062,247	-
Accumulated deficit	(77,787,604)	(44,012,422)
Total Stockholders’ Equity	76,445,091	25,298,205

Total Liabilities and Stockholders’ Equity	$104,496,815	$35,812,107

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended
	December 31, 2022	December 31, 2021

Revenue:
Security managed services	$40,920,420	$11,797,719
Professional services	5,629,197	3,344,840
Total revenue	46,549,617	15,142,559

Cost of revenue:
Security managed services	15,431,523	3,089,599
Professional services	844,287	515,171
Cost of payroll	20,036,182	7,596,972
Stock based compensation	7,512,304	2,132,554
Total cost of revenue	43,824,296	13,334,296
Total gross profit	2,725,321	1,808,263

Operating expenses:
Professional fees	2,067,603	1,189,319
Advertising and marketing	804,218	435,016
Selling, general and administrative	23,106,451	9,809,200
Stock based compensation	9,885,191	8,076,688
Impairment of goodwill	-	22,078,064
Total operating expenses	35,863,463	41,588,287

Loss from operations	(33,138,142)	(39,780,024)

Other income (expense):
Other income	43,332	(39,063)
Interest expense, net	(680,921)	(307,363)
PPP loan forgiveness	-	980,800

Total other income (expense)	(637,589)	634,374

Loss before income taxes	(33,775,731)	(39,145,650)
Benefit from income taxes	(549)	-

Net loss	(33,775,182)	(39,145,650)
Foreign currency translation adjustment	1,062,247	-

Comprehensive loss	$(32,712,935)	$(39,145,650)

Net loss per common share - basic and diluted	$(0.24)	$(0.33)

Weighted average shares outstanding - basic	139,133,308	118,906,765
Weighted average shares outstanding - diluted	139,133,308	118,906,765

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Total

Balance at January 1, 2022	125,852,971	$1,258	-	-	$69,309,369	$-	$(44,012,422)	$25,298,205

Stock based compensation - stock options	-	-	-	-	15,464,587	-	-	15,464,587
Stock based compensation - common stock	909,819	9	-	-	2,266,225	-	-	2,266,234
Stock issued for cash	352,474	4	-	-	1,167,285	-	-	1,167,289
Exercise of options	2,689,071	27	-	-	1,480,115	-	-	1,480,142
Stock issued for cash in public offering	2,060,000	21	-	-	9,521,777	-	-	9,521,798
Stock issued for True Digital acquisition	8,229,000	82	-	-	34,726,298	-	-	34,726,380
Stock issued for VelocIT acquisition	256,678	3	-	-	(3)	-	-	-
Stock issued for Red74 acquisition	34,000	-	-	-	-	-	-	-
Stock issued for Creatrix acquisition	600,000	6	-	-	3,629,994	-	-	3,630,000
Stock issued for CyberViking acquisition	499,000	5	-	-	1,836,315	-	-	1,836,320
Stock issued for CUATROi acquisition	2,166,922	22	-	-	6,847,452	-	-	6,847,474
Stock issued for NLT acquisition	2,745,872	27	-	-	6,919,570	-	-	6,919,597
Foreign currency translation	-	-	-	-	-	1,062,247	-	1,062,247
Net loss	-	-	-	-	-	-	(33,775,182)	(33,775,182)
Balance at December 31, 2022	146,395,807	$1,464	-	$-	$153,168,984	$1,062,247	$(77,787,604)	$76,445,091

Balance at January 1, 2021	116,104,971	$1,161			$12,607,074	-	$(4,866,772)	$7,741,463

Stock based compensation - stock options	-	-	-	-	7,802,096	-	-	7,802,096
Stock based compensation - common stock	392,900	4	-	-	2,407,142	-	-	2,407,146
Exercise of stock options	100,000	1	-	-	49,999	-	-	50,000
Stock issued for conversion of convertible debt	1,500,000	15	-	-	2,999,985	-	-	3,000,000
Stock issued for cash	1,625,000	16	-	-	3,249,984	-	-	3,250,000
Stock issued for VelocIT acquisition	2,310,100	23	-	-	13,603,924	-	-	13,603,947
Stock issued for Atlantic acquisition	200,000	2	-	-	1,049,998	-	-	1,050,000
Stock issued for Red74 acquisition	306,000	3	-	-	2,107,997	-	-	2,108,000
Stock issued for Arkavia acquisition	2,914,000	29	-	-	14,569,971	-	-	14,570,000
Stock issued for settlement agreement	400,000	4	-	-	1,999,996	-	-	2,000,000
Replacement options issued in VelocIT acquisition	-	-	-	-	6,861,203	-	-	6,861,203
Net loss	-	-	-	-	-	-	(39,145,650)	(39,145,650)
Balance at December 31, 2021	125,852,971	$1,258	-	$-	$69,309,369	$-	$(44,012,422)	$25,298,205

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net loss	$(33,775,182)	$(39,145,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - stock options	15,464,587	7,802,096
Stock based compensation - common stock	1,932,908	2,407,146
Depreciation and amortization	3,071,917	294,858
Right of use amortization	247,474	123,378
Non-cash interest expense	60,651	73,391
Forgiveness of PPP Loan	-	(980,800)
Settlement liability	-	2,000,000
Other	(24,869)	55,528
Impairment of goodwill	-	22,078,064
Changes in operating assets and liabilities:
Accounts receivable, net	(979,898)	(2,358,896)
Inventory	173,156	497,893
Contract assets	(166,908)	-
Prepaids and other current assets	(2,625,108)	(229,813)
Accounts payable and accrued expenses	4,237,986	(405,915)
Lease liability	(206,870)	(111,749)
Settlement liability	(470,000)	470,000
Deferred revenue	2,379,149	45,340

Net cash used in operating activities	(10,681,007)	(7,385,129)

Cash flows from investing activities:

Purchases of property and equipment	(512,247)	-
Cash (paid)/acquired in acquisitions, net	(5,536,697)	2,050,057

Net cash (used in)/provided by investing activities	(6,048,944)	2,050,057

Cash flows from financing activities:
Proceeds from sale of common stock	10,689,087	3,250,000
Proceeds from stock option exercise	1,480,142	50,000
Proceeds from loan payable	5,000,000	9,110
Proceeds from notes payable, related party	-	133,018
Proceeds from convertible note payable	1,000,000	1,500,000
Proceeds from line of credit	86,585	221,346
Payment on line of credit	(369,829)	(224,346)
Payment on loans payable	(2,083,076)	(1,859,820)
Payment on notes payable, related party	-	(216,231)
Payment of debt issuance cost	(25,000)	-

Net cash provided by financing activities	15,777,909	2,863,077

Effect of exchange rates on cash and cash equivalents	60,170	-

Net increase in cash and cash equivalents	(891,872)	(2,471,995)

Cash and cash equivalents - beginning of the period	2,725,035	5,197,030

Cash and cash equivalents - end of the period	$1,833,163	$2,725,035

Supplemental cash flow information:
Cash paid for:
Interest	$512,374	$91,490
Income taxes	$-	$-
Non-cash investing and financing activities:
Right of use asset and lease liability recorded upon adoption of ASC 842	$476,986	$387,530
Forgiveness of PPP Loan	$-	$980,800
Common stock issued in VelocIT acquisition	$-	$13,603,947
Common stock issued in Atlantic acquisition	$-	$1,050,000
Common stock issued in RED 74 acquisition	$-	$2,108,000
Common stock issued in Arkavia acquisition	$-	$14,570,000
Options issued for VelocIT acquisition	$-	$6,861,203
Common stock issued in True Digital acquisition	$34,726,380	$-
Common stock issued in Creatrix acquisition	$3,630,000	$-
Common stock issued in CyberViking acquisition	$1,836,320	$-
Common stock issued in CUATROi acquisition	$6,847,474	$-
Common stock issued in NLT Secure acquisition	$6,919,597	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CERBERUS CYBER SENTINEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Unless otherwise indicated or the context requires otherwise, the terms ““we,” “us,” “our,” and “our company” refer to Cerberus Cyber Sentinel Corporation, a Delaware corporation (“Cerberus”), and our wholly owned subsidiaries. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Nature of the Business

We are a cybersecurity and compliance company comprised of highly trained and seasoned security professionals who work with clients to enhance or create a better cyber posture in their organization. We provide a full range of cybersecurity consulting and related services, encompassing all three pillars of compliance, cybersecurity, and culture. Our services include secured managed services, compliance services, security operations center (“SOC”) services, virtual Chief Information Security Officer (“vCISO”) services, incident response, certified forensics, technical assessments, and cybersecurity training. We believe that culture is the foundation of every successful cybersecurity and compliance program. To deliver that outcome, we developed our unique offering of MCCP+ (“Managed Compliance & Cybersecurity Provider + Culture”), which is the only holistic solution that provides all three of these pillars under one roof from a dedicated team of subject matter experts. In contrast to the majority of cybersecurity firms that are focused on a specific technology or service, we seek to differentiate ourselves by remaining technology agnostic, focusing on accumulating highly sought-after topic experts. We continually seek to identify and acquire cybersecurity talent to expand our service scope and geographical coverage to provide the best possible service for our clients. We believe that bringing together a world-class team of technological experts with multi-faceted expertise in the critical aspects of cybersecurity is key to providing technology agnostic solutions to our clients in a business environment that has suffered from a chronic lack of highly skilled professionals, thereby setting us apart from competitors and in-house security teams. Our goal is to create a culture of security and to help quantify, define, and capture a return on investment from information technology and cybersecurity spending. Our brand rallies around the battle cry: “Cyber security is a Culture, not a Product.”

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2022, we incurred a net loss of $33,775,182, had negative cash flows from operations of $10,681,007, and working capital deficit of $8,814,244. These matters raise substantial doubt as to our ability to continue as a going concern.

Our existence is dependent upon our ability to develop profitable operations. We are devoting substantially all of our efforts to developing our business, reducing overhead costs, and raising capital, although there can be no assurance that the our efforts will be successful. No assurance can be given that our actions will result in profitable operations or the resolution of liquidity problems. The accompanying consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

In order to improve our liquidity, in addition to a planned reduction in overhead costs, we are actively pursuing additional debt and/or equity financing through discussions with investment bankers and private investors. There can be no assurance that we will be successful in our efforts to secure additional financing.

The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Prior Period Reclassifications

Reclassification of certain immaterial prior period amounts have been made to conform to the current period presentation.

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

Revenue

Our revenues are derived from two major types of services to clients: security managed services and professional services. With respect to Security Managed Services, we provide culture education and enablement, tools and technology provisioning, data and privacy monitoring, regulations and compliance monitoring, remote infrastructure administration, and cybersecurity services including, but not limited to, antivirus and patch management. With respect to Professional Services, we provide cybersecurity consulting, compliance auditing, vulnerability assessment and penetration testing, and disaster recovery and data backup solutions.

Our managed services offerings typically are paid in advance of providing services. We have determined that our contracts do not include a significant financing component. Payments received in advance of our performance are initially recorded as deferred revenue and then recognized as revenue on a straight-line basis over the term of the contract. Revenue is recognized net of allowances for applicable transaction-based taxes collected from customers.

Our revenue is categorized and disaggregated as reflected in our consolidated statements of operations and comprehensive loss, as follows:

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

Secured Managed Services: We consider these services to be one performance obligation, although they may include various parts (e.g., support desk, vulnerability identification and patching, firewall management, etc. (referred to generally as the “parts”)). These parts are not viewed as being distinct, but rather a collection of interrelated parts that are combined to fill a functional need over a period of time (managed IT service). As such, the parts are not viewed as distinct as the parts are not separable in the contract. We bill the client on a monthly basis under the annual contract, and revenue is recognized as earned ratably over the contract term.

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

vCISO: We have determined that vCISO managed services is viewed by our company as one performance obligation, although it may include various parts (e.g., strategy, advisory, and oversight (referred to generally as the “parts”)). This position is based on the fact that these various parts are not viewed as being distinct. Revenue is recognized as earned based on time and materials.

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

Other Cybersecurity Services: We have determined that services provided under other cyber security is comprised of hardware and software sales and contains a single performance obligation. We recognize revenue upon delivery of equipment to the client. The staffing services offered contains a single performance obligation based on time and materials and revenue is recognized as invoices are approved and generated.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are generally unsecured and reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. We provide for allowances for doubtful receivables based on our estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. We write off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of December 31, 2022 and 2021, our allowance for doubtful accounts was $270,011 and $77,811, respectively.

Prepaid cost of revenue

Prepaid cost of revenue represents amounts charged by our vendors for licenses that we resell to our customers. These amounts are amortized to cost of revenue over the same period revenue is recognized for the related contract with our customers.

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

Impairment of Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment was recorded for the year ended December 31, 2022.

Intangible Assets

We record our intangible assets at estimated fair value in accordance with Accounting Standards Code (“ASC”) 350, Intangibles – Goodwill and Other. Finite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least during the fourth quarter, at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit level.

Advertising and Marketing Costs

We expense advertising and marketing costs as they are incurred. Advertising and marketing expenses were $804,218 and $435,016 for the years ended December 31, 2022 and 2021, respectively, and are recorded in operating expenses on the consolidated statements of operations.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and accrued expenses, and other current liabilities approximate their fair values using Level 3 inputs, based on the short-term maturity of these instruments. The carrying amount of loans and of notes payable approximate the estimated fair value for this financial instrument as management believes that such debt and interest payable on the notes approximates our incremental borrowing rate. The long-lived assets (i.e., goodwill and intangible assets) were valued utilizing Level 3 inputs. Significant unobservable inputs used in fair value measurement of the intangible assets include projected revenue, gross profit and operating expenses, income tax rates, discount rates, royalty rates, and attrition rates.

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All outstanding options are considered potentially outstanding common stock. The dilutive effect, if any, of stock options is calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options and shares issuable upon conversion have been excluded from our computation of net loss per common share for the years ended December 31, 2022 and 2021.

The following tables summarize the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to our net loss position even though the exercise price could be less than the average market price of the common shares:

	December 31, 2022	December 31, 2021

Stock options	36,397,521	31,372,148
Warrant	144,200	-
Convertible debt	430,718	300,000
Total	36,972,439	31,672,148

Stock-Based Compensation

We apply the provisions of ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and nonemployees, in the statements of operations.

For stock options issued to employees and members of our Board of Directors for their services, we estimate the grant date fair value of each option using the Black-Scholes-Merton option pricing model. The use of the Black-Scholes-Merton option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, we recognize stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred. Due to our company’s limited history and lack of public market for its common stock, we used the average of historical share prices of similar companies within our industry to calculate volatility for use in the Black-Scholes-Merton option pricing model.

Stock-based awards are accounted for using the fair value method. Grant date fair values for stock options are determined using the Black-Scholes-Merton option pricing model and a single option award approach.

We issued shares of our stock to vendors and nonemployee for services provided. We recognize the accounting grant date fair value of the stock award as compensation expense over the required service period of each award. Shares issued for services are measured based on the fair market value of the underlying common stock on their respective accounting grant dates.

Foreign Currency

Our functional and reporting currency is the U.S. dollar. For certain of our foreign subsidiaries whose functional currency is other than the U.S. dollar, we translate revenue and expense transactions at average exchange rates. We translate assets and liabilities at period-end exchange rates and include foreign currency translation gains and losses as a component of accumulated other comprehensive income.

Leases

Leases in which our company is the lessee are comprised of corporate offices and property and equipment. All of the leases are classified as operating leases. We lease multiple office spaces with a remaining weighted average term of 2.34 years.

Right-of-use (“ROU”) assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that we will exercise that option.

In accordance with ASC 842, Leases, we recognized a ROU asset and corresponding lease liability on our consolidated balance sheet for long-term office leases and a vehicle operating lease agreement. See Note 14 – Leases for further discussion, including the impact on our consolidated financial statements and related disclosures.

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

We utilize ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. We account for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At December 31, 2022 and 2021, our net deferred tax asset has been fully reserved.

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

Recently Issued Accounting Standards

In May 2021, the Financial Accounting Standards Board issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the Emerging Issues Task Force). The ASU requires issuers to account for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. Under the ASU, an issuer determines the accounting for the modification or exchange based on whether the transaction was done to issue equity, to issue or modify debt, or for other reasons. The ASU is applied prospectively and is effective for us for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with ASC Topic 606 as if the acquirer had originated the contracts. The ASU is applied prospectively and is effective for us for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that adopting this standard will have on our consolidated financial statements.

NOTE 4 – ACQUISITIONS

2021 Acquisitions

Catapult Acquisition Corporation

On July 26, 2021, we entered into an agreement and plan of merger with VelocIT, pursuant to which VelocIT became a wholly owned subsidiary of our company. All issued and outstanding shares of common stock of VelocIT were converted into the right to receive an aggregate of up to 2,566,778 shares of common stock, subject to a holdback of 256,678 shares of our common stock. In addition, we issued replacement options to various VelocIT employees to purchase an aggregate of 1,542,251 shares of our common stock with a fair value of $6,861,203 which was included in the purchase price of the transaction. The transaction closed on August 12, 2021.

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

Atlantic Technology Systems, Inc. Acquisition

On October 1, 2021, we entered into a stock purchase agreement with ATS, ATE, James Montagne as the sole shareholder of ATS, and James Montagne and Miriam Montagne, as the sole shareholders of ATE (the “Shareholders”). Pursuant to the agreement, we purchased from the Shareholders all of the outstanding shares of ATE and ATS. The aggregate purchase price for the shares was 200,000 shares of our common stock and $75,000 in cash. Furthermore, the Shareholders shall receive an additional 100,000 shares of our common stock based upon Atlantic achieving certain revenue and earnings thresholds and an additional $150,000 in cash upon our listing to a national exchange. At December 31, 2021, we noted that Atlantic would not achieve the certain revenue and earnings threshold for additional compensation and, therefore, was not included in the transaction price.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the transaction date:

Consideration paid	$1,260,000

Tangible assets acquired:
Cash	30,612
Accounts receivable	20,778
Prepaid expenses	4,311
Inventory	15,425
Property and equipment	54,023
Total tangible assets	125,149

Intangible assets acquired:
Tradename - trademarks	115,500
Intellectual property	29,000
Non-competes	18,800
Total intangible assets	163,300

Assumed liabilities:
Accounts payable	4,314
Accrued expenses	3,212
Total assumed liabilities	7,526

Net assets acquired	280,923

Goodwill (a)	$979,077

(a)	Goodwill is not deductible for tax purposes.

RED74 LLC Acquisition

On October 8, 2021, we entered into a merger agreement with RED74 and Ticato Holdings, Inc., a New Jersey corporation (“Ticato”), and Tim Coleman, as sole shareholder of Ticato. Tim Coleman and Ticato were the sole shareholders of RED74. Pursuant to the agreement, the merger became effective at such time as a certificate of merger was accepted by the Secretary of State of New Jersey, or November 9, 2021 (the “Effective Time”). All shares of RED74 issued and outstanding immediately prior to the Effective Time were converted into the right to receive an aggregate of 340,000 shares of our common stock and $50,000 in cash..

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

Ocean Point Equities, Inc. (Arkavia) Acquisition

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

2022 Acquisitions

True Digital Security, Inc. Acquisition

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

Creatrix, Inc. Acquisition

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

CyberViking, LLC Acquisition

On July 1, 2022, we entered into a stock purchase agreement with the interest holders of CyberViking and its interest holders, pursuant to which we acquired all of the issued and outstanding units of CyberViking, with CyberViking becoming a wholly owned subsidiary of our company. We anticipate that this will expand our professional services offerings and capabilities. CyberViking specializes in application security services, incident response, and threat hunting as well as the creation and management of security operation centers.

We did not acquire assets nor assume liabilities in our purchase of CyberViking, as a result the $1,836,320 of consideration paid is recognized as goodwill. The goodwill is not deductible for tax purposes.

CUATROi Acquisition

On August 25, 2022, we entered into a stock purchase agreement with CUATROi and its partners, pursuant to which CUATROi became our wholly owned subsidiary. We anticipate that this will expand our professional services offerings and capabilities. CUATROi is a cloud, managed services provider and cybersecurity company with offices in South America.

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

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the transaction date:

Consideration paid	$6,847,474

Tangible assets acquired:
Cash	77,804
Accounts receivable	478,210
Prepaid expenses and other current assets	51,464
Property and equipment	434,816
Total tangible assets	1,042,294

Intangible assets acquired:
Customer base	1,240,000
Total intangible assets	1,240,000

Assumed liabilities:
Accounts payable and accrued expenses	242,830
Loans payable	850,199
Total assumed liabilities	1,093,029

Net assets acquired	1,189,265

Goodwill (a)	$5,658,209

(a)	Goodwill and intangibles are not deductible for tax purposes.

NLT Secure Acquisition

On September 1, 2022, we entered into a stock purchase agreement with NLT Secure and its interest holders, pursuant to which we acquired all of the issued and outstanding units of NLT Secure becoming a wholly owned subsidiary of our company. We anticipate that this will expand our professional services offerings and capabilities. NLT Secure provides a broad range of security solutions and managed services to organizations throughout South America.

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

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the transaction date:

Consideration paid	$6,919,597

Tangible assets acquired:
Cash	48,858
Accounts receivable	66,972
Prepaid expenses and other current assets	154,300
Property and equipment	1,071,401
Total tangible assets	1,341,531

Assumed liabilities:
Accounts payable and accrued expenses	791,228
Loans payable	1,778,591
Total assumed liabilities	2,569,819

Net liabilities assumed	1,228,288

Goodwill (a)	$8,147,885

(a)	Goodwill is not deductible for tax purposes.

Pro forma financial information is not presented because the acquisitions were not material to our financial statements, individually or in the aggregate.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	December 31, 2022	December 31, 2021

Prepaid expenses	$987,651	$441,259
Prepaid taxes	572,645	231,014
Prepaid insurance	164,354	46,751
Deferred interest	-	229,702
Total prepaid expenses and other current assets	$1,724,650	$948,726

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2022	December 31, 2021

Computer equipment	$1,264,713	$495,235
Building	1,776,040	1,047,020
Leasehold improvements	541,647	109,626
Vehicle	28,229	63,052
Furniture and fixtures	151,142	33,358
Software	1,667,283	748,599
	5,429,054	2,496,890
Less: accumulated depreciation	(748,559)	(102,466)
Property and equipment, net	$4,680,495	$2,394,424

Total depreciation expense was $736,181 and $87,993 for the years ended December 31, 2022 and 2021, respectively.

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

At December 31, 2021, we determined it was more-likely-than-not that the carrying value of goodwill in our reporting units was impaired as of December 31, 2021. The fair value estimates for all reporting units were based on a blended analysis of the present value of future cash flows and the market value approach. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows, and the long-term rate of growth. The significant estimates used in the market approach model included identifying public companies engaged in businesses that are considered comparable to those of the reporting unit and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The excess of the reporting unit’s carrying value over the estimate of the fair value was recorded as goodwill impairment of $22,078,064. There was no impairment recognized as of and during the year ended December 31, 2022.

The following table summarizes the changes in goodwill during the years ended December 31, 2022 and 2021, respectively:

Balance December 31, 2020	$4,101,369
Acquisition of goodwill	34,999,230
Impairment	(22,078,064)
Reclassification based on valuation report(1)	(230,000)
Balance December 31, 2021	16,792,535
Acquisition of goodwill	58,190,213
Foreign currency translation adjustment	1,237,153
Other	444,116
Ending balance, December 31, 2022	$76,664,017

(1)	During the year ended December 31, 2022, we completed a valuation for the December 16, 2021 acquisition of Alpine. As such, the purchase price allocation disclosed in our Annual Report in Form 10-K for December 31, 2021, filed on March 31, 2022, changed and, therefore, goodwill changed.

Intangible assets, net are summarized as follows:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$4,744,409	$(1,167,476)	$3,576,933
Customer base	2,949,143	(449,565)	2,499,578
Non-compete agreements	796,583	(436,611)	359,972
Intellectual property/technology	2,659,391	(620,645)	2,038,746
	$11,149,526	$(2,674,297)	$8,475,229

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$3,010,100	$-	$3,010,100
Customer base	1,650,000	(57,261)	1,592,739
Non-compete agreements	675,500	(154,653)	520,847
Intellectual property/technology	1,528,000	(111,417)	1,416,583
	$6,863,600	$(323,331)	$6,540,269

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

Amortization expense of identifiable intangible assets was $2,338,273 and $206,862, for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the weighted-average remaining amortization period for intangible assets was 3.84 years.

Based on the balance of intangibles assets at December 31, 2022, expected future amortization expense is as follows:

2023	$2,687,120
2024	1,947,787
2025	1,758,851
2026	1,656,636
2027	424,835
$8,475,229

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following amounts:

	December 31, 2022	December 31, 2021

Accounts payable	$5,267,492	$1,700,260
Accrued payroll	1,274,919	482,588
Accrued expenses	1,296,382	513,718
Accrued commissions	305,768	-
Accrued interest	165,776	12,500
Total accounts payable and accrued expenses	$8,310,337	$2,709,066

Note 9 - RELATED PARTY TRANSACTIONS

Independent Consulting Agreement with Stephen Scott

In August 2020, we entered into an Independent Consulting Agreement with Stephen Scott, a Director of our company, with respect to advisory and consulting services relating to our strategic and business development, and sales and marketing. Mr. Scott receives a consulting fee of $11,500 per month for such services. During the years ended December 31, 2022 and 2021, we paid consulting fees to Mr. Scott in the amount of $138,000 each year.

Convertible Note Payable – Related Party

On December 23, 2020, we issued an unsecured convertible note to Hensley & Company in the principal amount of $3,000,000 bearing an interest rate at 6.00% per annum payable at maturity with a maturity date of December 31, 2021, with a conversion price of $2.00 per share. On December 31, 2021, Hensley & Company converted the principal amount of $3,000,000 for 1,500,000 shares of our common stock at a conversion price of $2.00 per share.

Managed Services Agreement with Hensley Beverage Company – Related Party

In July 2021, we entered into a 1-year Managed Services Agreement with Hensley Beverage Company to provide secured managed services. We also may be engaged by Hensley Beverage Company from time to time to provide other related services outside the scope of the Managed Services Agreement. While the agreement provides for a term through December 31, 2021, the agreement will continue until terminated by either party. For the years ended December 31, 2022 and 2021, we received $850,445 and $466,597, respectively from Hensley Beverage Company for contracted services and had an outstanding receivable balance of $15,737 and $11,508 as of December 31, 2022 and 2021, respectively.

Note Receivable – Related Party

Arkavia provided cash infusions to a related party to fund a wholly owned subsidiary in Peru for start-up and operational costs. The subsidiary is incorporated and as such, the assets, liabilities and operation results are included in the condensed consolidated financial statements. At December 31, 2022, no amount remains outstanding.

Note 10 - STOCKHOLDERS’ EQUITY

Our amended and restated certificate of incorporation authorized the issuance of up to 300,000,000 shares of common stock and 50,000,000 shares of undesignated preferred stock, each having a par value of $0.00001 per share. Shares of common stock have both economic and voting rights.

Equity Transactions

During the years ended December 31, 2022 and 2021, we issued an aggregate of 2,412,474 and 1,625,000 shares of common stock to investors for cash proceeds of $10,689,087 and $3,250,000, respectively.

During the years ended December 31, 2022 and 2021, we issued an aggregate of 909,819 and 392,900 shares of common stock, respectively, to consultants and vendors for services rendered.

On December 31, 2021, we issued 1,500,000 shares of common stock pursuant to the conversion of a convertible note with Hensley & Company.

On January 18, 2022, we issued a warrant to the underwriter of our Form S-1 to purchase an aggregate 144,200 shares of our common stock. The warrant is exercisable for a period of 5 years from the date of issuance at an exercise price of $5.00 per share.

The follow table summarizes warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	-	$-	-	$-
Granted	144,200	5.00	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at December 31, 2022	144,200	5.00	4.01	-
Exercisable at December 31, 2022	144,200	$5.00	4.01	$-

Note 11 – STOCK-BASED COMPENSATION

2019 Equity Incentive Plan

Our Board of Directors approved our 2019 Equity Incentive Plan (the “2019 Plan”) in June 2019, and our stockholders holding a majority of the outstanding shares of our common stock approved and adopted the 2019 Plan. On October 17, 2022, the maximum number of shares of our common stock that may be issued under our 2019 Plan was increased to 60,000,000 shares. As of December 31, 2022, there were 20,213,408 shares of common stock available for issue as future awards under the 2019 Plan.

Options

We granted options for the purchase of 17,457,613 and 11,091,691 shares of common stock during the year ended December 31, 2022 and 2021, respectively.

In applying the Black-Scholes option pricing model to stock options granted, we used the following assumptions:

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021
Risk free interest rate	1.43% - 4.22%	0.42% - 1.34%
Contractual term (years)	5.00 – 10.00	5.00 – 10.00
Expected volatility	87.11% - 90.90%	73.43% - 85.22%
Expected dividend yield	-%	-%

The follow table summarizes stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	24,573,700	$0.86	-	$-
Granted	11,091,691	3.60	-	-
Exercised	(100,000)	0.50	-	-
Expired or cancelled	(4,193,243)	0.83	-	-
Outstanding at December 31, 2021	31,372,148	1.84	-	-
Granted	17,457,613	3.51	-	-
Exercised	(2,689,071)	0.55	-	-
Expired or cancelled	(9,743,169)	3.03	-	-
Outstanding at December 31, 2022	36,397,521	$2.45	5.65	$41,440,378
Exercisable at December 31, 2022	19,829,580	$1.41	3.57	$37,818,420

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options.

Total compensation expense related to the options was $15,464,587 and $7,802,096 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was future compensation expense of $56,183,188 with a weighted average recognition period of 2.31 years related to the options.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Maxim Settlement Agreement

On October 27, 2020, we entered into an advisory agreement (the “Advisory Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the parties agreed to certain compensation obligations in the form of our common stock, cash and future rights. Certain disputes arose between the parties regarding the duties and obligations pursuant to the Advisory Agreement, resulting in the parties agreeing to enter into a settlement and release agreement on January 13, 2022. As a result, we recorded a settlement liability at December 31, 2021 of $470,000 on the statement of operations and issued 400,000 shares of our common stock to Maxim pursuant to the settlement. The settlement liability was paid in January 2022.

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

As of December 31, 2022 and 2021, our accrual for estimated indirect tax liabilities was $409,187 and $99,088, respectively, reflecting our best estimate of the potential liability based on an analysis of our business activities, revenues subject to indirect taxes, and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation, or settlements could be materially different than the amounts established for indirect tax contingencies.

NOTE 13 – LOANS PAYABLE, CONVERTIBLE NOTE PAYABLE AND LINES OF CREDIT

Loans Payable

Loans payable was as follows:

	Interest Rate	Maturities	December 31, 2022	December 31, 2021

Term loans (US dollar denominated)	5.00% – 7.50%	2023 - 2027	$5,461,520	$478,712
Term loans (Chilean peso denominated)	3.48% - 19.20%	2023 - 2031	6,541,113	5,018,788
			12,002,633	5,497,500
Less current portion			(7,758,831)	(213,199)
Long term loans payable			$4,243,802	$5,284,301

Bridge Loan

We entered into a bridge loan with Bell Bank (the “Bell Bank Note”), secured by substantially all of our assets, in the principal amount of $5,000,000 bearing an interest rate of 4.00% per annum payable monthly with a maturity date of December 14, 2022. The bridge loans are guaranteed by our assets. In December 2022, we extend the maturity of the bridge loan to March 14, 2023. The applicable interest rate on the loan extension is 7.50%, the prime rate at the time of the extension. We recorded interest expense of $114,167 for the year-ended December 31, 2022, and had accrued interest of $4,167 as of December 31, 2022. The effective interest of this loan was 4.22%.

Term Loans

Various subsidiaries in the United States are borrowers under certain term loans. These term loans require monthly principal and interest payments. The term loans are secured by various assets owned by our subsidiaries. We recorded aggregate interest expense of these term loans of $50,754 and $297,487 for the years ended December 31, 2022 and 2021, respectively. Accrued interest for the loans was $13,435 and zero as of December 31, 2022 and 2021, respectively. The aggregate effective interest rate of the terms loans was 10.80%.

Our Latin America subsidiaries are the borrowers under certain term loans denominated in Chilean Pesos. These term loans require monthly principal and interest payments. The loans are secured by various assets owned by our subsidiaries. We recorded aggregate interest expense on these term loans of $318,055 and $14,825 for the years ended December 31, 2022 and 2021, respectively. Accrued interest for the loans was zero as of December 31, 2022 and 2021, respectively. The aggregate effective interest rate of these term loans was 10.90%.

Convertible Notes Payable

On December 23, 2020, we issued to Hensley & Company an unsecured convertible note payable in the principal amount of $3,000,000. The convertible note bore interest at 6.00% per annum, with an effective interest rate of 8.50% per annum, payable at maturity with a maturity date of December 31, 2021. Amounts due under the note were convertible into shares of our common stock at any time at the option of the Holder, at a conversion price of $2.00 per share. The issuance of the note resulted in a discount from the beneficial conversion feature totaling $75,000. Interest expense on the note was zero and $255,891 for the years ended December 31, 2022 and 2021, respectively.

On December 31, 2021, Hensley & Company converted the principal amount of $3,000,000 for 1,500,000 shares of our common stock.

On October 27, 2021, we issued to Neil Stinchcombe, a convertible note in the principal amount of $1,500,000 bearing an interest rate of 5.00% per annum payable at maturity with a maturity date of January 27, 2022, with a conversion price of $5.00 per share. On March 10, 2022, we entered into Amendment #1 to the note pursuant to which the maturity date was extended to October 27, 2022. On March 27, 2023, we entered into a letter agreement with Neil Stinchcombe to resolve certain payment terms of his convertible note. We agreed to repay the principal amount of the note in three equal installment payments of $500,000 on each of March 31, April 28 and May 31, 2023, with accrued interest to be paid on May 31, 2023 at the note’s reflected interest rate of 5.00% per annum. If we fail to make any of the foregoing payments, the applicable interest rate will be increased to a default rate of 24.00% per annum. The outstanding principal of this note was $1,500,000 at December 31, 2022 and 2021. We recorded interest expense of $106,507 and $12,500 during the years ended December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, we recorded accrued interest of $119,007 and $12,500, respectively, with respect to this note.

In June 2022, we issued an unsecured convertible note payable in the principal amount of $1,000,000 and if repaid in cash, is payable at 105% of the principal amount. The convertible note bears interest at 5.00% per annum, with an effective interest rate of 13.57% per annum, payable at maturity with a maturity date in June 2023. Amounts due under the note could be converted into shares of our common stock at any time at the option of the Holder, at a conversion price of $7.83 per share. We recorded interest expense on the note of $79,167 for the year ended December 31, 2022 and accrued interest as of December 31, 2022 was $29,167.

Future minimum payments under the above debt instruments following the year ended December 31, 2021, are as follows:

2023	$10,308,831
2024	1,703,598
2025	1,081,333
2026	552,311
2027	303,338
Thereafter	603,222
14,552,633
Less: current	(10,308,831)
$4,243,802

NOTE 14 – LEASES

During the years ended December 31, 2022 and 2021, we recognized additional ROU assets and lease liabilities of $226,942 and $387,543, respectively. We elected to not recognize ROU assets and lease liabilities arising from short-term office leases, leases with initial terms of twelve months or less (deemed immaterial) on the consolidated balance sheets.

When measuring lease liabilities for leases that were classified as operating leases, we discounted lease payments using its estimated incremental borrowing rate. The incremental borrowing rate applied was 6.00%. As of December 31, 2022, our leases had a remaining weighted average term of 2.34 years.

The following table presents net lease cost and other supplemental lease information:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Lease cost
Operating lease cost (cost resulting from lease payments)	$259,033	$130,289
Short term lease cost	66,658	59,306
Net lease cost	$325,691	$189,595

Operating lease – operating cash flows (fixed payments)	$259,003	$130,289
Operating lease – operating cash flows (liability reduction)	$233,425	$118,252
Non-current leases – right of use assets	$255,687	$277,578
Current liabilities – operating lease liabilities	$121,731	$196,472
Non-current liabilities – operating lease liabilities	$159,205	$88,040

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the year ended December 31, 2022, are as follows:

Fiscal Year	Operating Leases
2023	$120,268
2024	106,639
2025	73,435
Total future minimum lease payments	300,342
Amount representing interest	(17,768)
Present value of net future minimum lease payments	$282,574

NOTE 15 – INCOME TAXES

For the years ended December 31, 2022, and 2021, the income tax benefit consisted of the following:

	Year Ended December 31,
	2022	2021
Current:
Federal	$-	$-
Foreign	1,432	-
State	6,869	-
Total current income taxes	$8,301	$-

Deferred
Federal	$(95,018)	$-
Foreign	100,466	-
State	(14,298)	-
Total deferred income taxes	$(8,850)	$-

Total	$(549)	$-

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
Computed tax benefit at statutory rate	21.00%	(21.00%)
State income taxes, net of federal tax effect	0.03%	(4.00%)
Effect of rates different than statutory	0.17%	-
Stock-based compensation	(5.10%)	-
Change in valuation allowance	(9.12%)	25.00%
Return to provision adjustments	(6.39%)	-
Other, net	(0.59%)	-
Effective tax rate	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Property and equipment	$69,252	$391,900
Allowance for doubtful accounts	143,804	19,700
Net operating loss carryforwards	1,452,734	1,035,400
Stock-based compensation	4,303,860	2,791,900
Accounts payable and accrued liabilities	3,191	657,700
Right of use assets	78,419	-
Goodwill impairment	-	5,587,000
Other	194,374	-
Total deferred tax assets	$6,245,634	$10,483,600
Valuation allowance	(4,381,644)	(8,937,487)
Net deferred income taxes	$1,863,990	$1,546,113

Deferred tax liabilities
Intangible assets	$(2,041,418)	$-
Prepaid expenses	(193,500)	-
Amortization	-	(1,546,113)
Lease liability	(64,750)	-
Total deferred tax liabilities	$(2,299,668)	$(1,546,113)
Net deferred tax liabilities	$(435,678)	$-

Net deferred tax liability by jurisdiction
Domestic	$-	$-
Chile	(435,678)	-
Peru	-	-
Colombia	-	-
Total	$(435,678)	$-

We account for deferred taxes under ASC 740, Income Taxes, which requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, legislative developments, and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that we weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified.

We have provided a valuation allowance for our net deferred tax assets at December 31, 2022 and 2021, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated. Therefore, no benefit has been recognized in the financial statements for the net operating loss carryforwards and other deferred tax assets. During the years ended December 31, 2022 and 2021, respectively, the valuation allowance decreased by $4,555,842 and increased by $9,180,200, respectively.

As of December 31, 2022, we had approximately $21,511,055 of consolidated federal net operating loss carryforwards and $25,595,104 of apportioned state net operating loss carryforwards available to offset future taxable income, respectively. If unused, the federal and state net operating loss carryforwards will begin to expire in 2032. Additionally, we had $3,584,038 of Chile net operating loss carryforwards and $916,601 of Peru net operating loss carryforwards. An indefinite carryforward of losses is allowed in Chile. The net operating loss carryforward in Peru will begin to expire in 2026.

Utilization of net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (IRC), and similar state provisions. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC has occurred or will occur. We will perform an analysis as soon as is practicable to determine the extent of limitations, especially in regard to our subsidiaries. It is possible that additional limitations may arise in future years, even after an analysis is completed, due to future changes in the ownership of our Company.

We file federal and state income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, we are no longer subject to federal or state income tax examinations by tax authorities for tax years prior to 2019 and 2018, respectively. We believe our income tax filing positions and deductions are more likely than not to be sustained on audit. Therefore, no liabilities for uncertain tax positions have been recorded.

As of the date of this filing, we have not filed our 2022 federal and state income tax returns. We expect to file these documents as soon as practicable.

NOTE 16 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Cash Deposits

Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents. Although we deposit cash with multiple banks, these deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. These deposits may generally be redeemed upon demand and bear minimal risk.

Revenue

No single customer represented over 10% of our total revenue for the year ended December 31, 2022.

One client accounted for 20% of revenue for the year ended December 31, 2021.

NOTE 17 – GEOGRAPHIC INFORMATION

Revenue by geography is based on the customer’s billing address and was as follows:

	2022	2021

U.S.	$36,559,841	$13,823,871
Chile	9,634,082	1,318,688
All other countries	355,694	-
	$46,549,617	$15,142,559

No other international country represented more than 10% of revenue in any period presented.

Property and equipment, net by geography was as follows:

	2022	2021

U.S.	$1,198,057	$95,069
Chile	3,480,911	2,299,355
All other countries	1,527	-
	$4,680,495	$2,394,424

No other international country represented more than 10% of property and equipment, net in any period presented.

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Total AOCI

Balance as of December 31, 2021	$-	$-
Other comprehensive income	-	-
Amounts reclassified from AOCI	1,062,247	1,062,247
Balance as of December 31, 2022	$1,062,247	$1,062,247

NOTE 19 – SUBSEQUENT EVENTS

Acquisition

On January 10, 2023, we entered into a definitive agreement to acquire RAN Security, a cybersecurity company with headquarters in Buenos Aires, Argentina and officers in Chile, Peru, Bolivia, and Paraguay. Under the terms of the agreements, RAN Security will become a wholly owned subsidiary. The transaction is expected to close later in the year, subject to satisfaction of customary closing conditions, including applicable regulatory approvals.

Loan Payable and Convertible Note

The Bell Bank Note was originally due and payable on December 14, 2022, which was extended to March 14, 2023 (as so extended, the “Bell Bank Maturity Date”). We did not repay the Bell Bank Note on or prior to the Bell Bank Maturity Date, which resulted in an event of default under the terms thereof. As a result, the interest rate applicable to amounts due under the Bell Bank Note increased from 4.00% to 7.50% per annum.

On March 15, 2023, we entered into a Cash Advance Agreement (“Cash Advance Agreement”) with Cedar Advance, LLC, pursuant to which we received gross proceeds of $2,000,000 and paid $87,500 in upfront fees. The terms of the Cash Advance Agreement calls for us to remit weekly payments of $99,398 until such time as we have repaid $2,870,000. The estimated effective interest rate is 155.11%. The Cash Advance Agreement is secured by the accounts receivables of Cerberus, TalaTek, and True Digital.

We intend to use the proceeds from the Cash Advance Agreement for general corporate purposes, which may include working capital, capital expenditures, and repayment of debt.

On March 20, 2023, we entered into a Purchase Agreement (the “Purchase Agreement”) with Hensley & Company dba Hensley Beverage Company (the “Purchaser”), a related party, pursuant to which we issued and sold to the Purchaser a $5,000,000 10 Percent (10%) Unsecured Convertible Note (the “Note”) for gross proceeds of $5,000,000 in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder (the “Note Offering”). The Note, together with accrued and unpaid interest thereon, is due on March 20, 2025 (the “Maturity Date”). We may not prepay the Note prior to the Maturity Date without the consent of the Purchaser. The Note will bear interest at a rate of 10% per annum (based on a 360-day year), payable monthly. At any time prior to or on the Maturity Date and subject to certain beneficial ownership limitations, the Purchaser may convert all or any portion of the outstanding principal amount of the Note and all accrued and unpaid interest thereon into shares of our common stock, par value $0.00001 per share, at a conversion price of $1.20 per share (the “Conversion Price”). The Conversion Price is adjustable in the event of any stock split, reverse stock split, recapitalization, reorganization, or similar event. Upon the occurrence of an “Event of Default” (as defined in the Note and including the failure to make required payments when due after specified grace periods, certain breaches of the Purchase Agreement and certain specified insolvency events), the Purchaser would have the right to accelerate payments due under the Note, which from and after such acceleration would bear interest at a default rate of 24% per annum.

We used the proceeds from the Note Offering and our existing cash resources to repay in full the $5,000,000 4% promissory note issued and sold to Bell Bank in June 2022, plus $35,417 of accrued and unpaid interest.

On March 27, 2023, we entered into a letter agreement with Neil Stinchcombe to resolve a dispute about certain payment terms of a convertible note previously issued to Mr. Stinchcombe, with an outstanding principal amount of $1,500,000. Pursuant to the terms of this agreement, we agreed to repay the principal amount of the note in three equal installment payments of $500,000, on each of March 31, April 28 and May 31, 2023, with accrued interest to be paid on May 31, 2023 at the note’s reflected interest rate of 5.0% per annum. If we fail to timely make any of the foregoing payments, the applicable interest rate will be increased to a default rate of 24% per annum.

On March 29, 2023, we received a letter from the listing qualifications staff of Nasdaq providing notification that the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days and our common stock no longer met the minimum bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have an initial period of 180 calendar days to regain compliance. To regain compliance, the closing bid price of our common stock has to be $1.00 per share or more for a minimum of 10 consecutive business days at any time before the expiration of the initial compliance period. In the event that we are unable to regain compliance with Rule 5550(a)(2) during the initial compliance period, Nasdaq rules provide that we may be eligible for an additional 180 calendar day compliance period. To qualify, we need to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

