Form 10-Q
period 2023-03-31
CISO Global, Inc.
filed 2023-05-15
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 001-41227

CISO GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-4210278
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6900 E. Camelback Road, Suite 900, Scottsdale, Arizona	85251
(Address of Principal Executive Offices)	(Zip Code)

(480) 389-3444

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	CISO	The Nasdaq Stock Market LLC

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

As of May 10, 2023, there were 154,676,477 shares of the registrant’s common stock outstanding.

CISO GLOBAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

FORWARD-LOOKING STATEMENTS

The information contained in this report should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q. Certain statements made in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based upon beliefs of, and information currently available to, us as of the date hereof, as well as estimates and assumptions made by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Forward-looking statements made in this Quarterly Report on Form 10-Q include statements about:

●	our ability to achieve and sustain profitability of our existing lines of business and through our wholly owned subsidiaries;
●	our ability to raise sufficient capital to continue to acquire cybersecurity companies;
●	our ability to attract and retain qualified cybersecurity talent;
●	our ability to identify potential acquisition targets within predetermined parameters;
●	our ability to successfully execute acquisitions, integrate the acquired businesses, and create synergies as a global cybersecurity consolidator;
●	our ability to attract and retain qualified key technology or management personnel and to expand our management team;
●	the accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing;
●	our dependence on establishing and maintaining a strong brand;
●	the occurrence of service interruptions and security or privacy breaches and related remediation efforts and fines;
●	system failures or capacity constraints;
●	our ability to efficiently acquire customers and maintain high client retention rates;
●	the impact of fluctuations in foreign currency exchange rates on our business and our ability to effectively manage the exposure to such fluctuations;
●	our ability to maintain our relationships with our partners;
●	adverse consequences of our substantial level of indebtedness and our ability to repay our debt;
●	our ability to maintain, protect and enhance our intellectual property;
●	our ability to maintain or improve our market shares;
●	business interruptions resulting from geo-political actions, including war, terrorism, and disease outbreaks (such as COVID-19, the war in Ukraine, and geopolitical tensions involving China);
●	sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;
●	our ability to grow internationally;
●	beliefs and objectives for future operations;
●	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to our business both in the United States and internationally;
●	economic and industry trends or trend analysis;
●	anticipated income tax rates, tax estimates and tax standards;

●	expectations regarding the impact of inflation, action taken by central banks to counter inflation, rising interest rates, and changes in foreign exchange rates on our business and financial results;
●	the future trading price of our common stock;
●	our ability to maintain an effective system of internal controls and accurately report our financial results and remediate material weaknesses;
●	our expectation regarding the outcome of any regulator investigation or litigation;
●	the potential impact of shareholder activism on our business and operations;
●	our ability to navigate through the increasingly complex cybersecurity regulatory environment; and
●	any other statements regarding our future operations, financial condition, growth prospects and business strategies.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks detailed from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, any of which may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks may cause our or our industry’s actual results, levels of activity, or performance to be materially different from any future results, levels of activity, or performance expressed or implied by these forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CISO GLOBAL, INC. and subsidiaries

CONDENSED Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022

ASSETS

Current Assets:
Cash and cash equivalents	$3,823,735	$1,833,163
Accounts receivable, net	6,068,161	7,862,297
Inventory	19,106	11,803
Prepaid cost of revenue	2,482,217	2,634,667
Prepaid expenses and other current assets	2,259,517	1,724,650
Contract asset	412,131	332,215
Total Current Assets	15,064,867	14,398,795

Property and equipment, net	4,740,070	4,680,495
Right of use asset, net	961,037	255,687
Intangible assets, net	4,830,163	8,475,229
Goodwill	58,491,954	76,664,017
Other assets	23,500	22,592

Total Assets	$84,111,591	$104,496,815

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$10,755,449	$8,310,337
Deferred revenue	4,139,513	4,472,140
Lease liability	194,070	121,731
Loans payable	4,517,971	7,758,831
Convertible notes payable	2,050,000	2,550,000
Total Current Liabilities	21,657,003	23,213,039

Long-term Liabilities:
Loans payable, net of current portion	4,118,806	4,243,802
Convertible notes payable, related party	5,000,000	-
Lease liability, net of current portion	788,359	159,205
Deferred tax liability	-	435,678

Total Liabilities	31,564,168	28,051,724

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.00001 par value; 300,000,000 shares authorized; 154,176,477 and 146,395,807 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,541	1,464
Preferred stock, $.00001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding on March 31, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	162,075,966	153,168,984
Accumulated translation adjustment	3,099,209	1,062,247
Accumulated deficit	(112,629,293)	(77,787,604)
Total Stockholders’ Equity	52,547,423	76,445,091

Total Liabilities and Stockholders’ Equity	$84,111,591	$104,496,815

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC. and subsidiaries

CONDENSED Consolidated STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022

Revenue:
Security managed services	$11,766,133	$8,052,225
Professional services	1,960,548	1,277,185
Total revenue	13,726,681	9,329,410

Cost of revenue:
Security managed services	5,560,563	2,602,924
Professional services	198,293	110,337
Cost of payroll	5,800,657	4,445,850
Stock based compensation	1,768,084	2,121,583
Total cost of revenue	13,327,597	9,280,694
Total gross profit	399,084	48,716

Operating expenses:
Professional fees	1,677,387	623,061
Advertising and marketing	115,394	155,341
Selling, general and administrative	9,508,766	4,616,373
Stock based compensation	3,628,975	2,565,510
Impairment of goodwill	20,199,368	-
Total operating expenses	35,129,890	7,960,285

Loss from operations	(34,730,806)	(7,911,569)

Other income (expense):
Other income (expense)	(156,420)	12,543
Interest expense, net	(390,141)	(43,585)

Total other income (expense)	(546,561)	(31,042)

Loss before income taxes	(35,277,367)	(7,942,611)
Benefit from income taxes	(435,678)	-

Net loss	(34,841,689)	(7,942,611)
Foreign currency translation adjustment	2,036,962	902,441

Comprehensive loss	$(32,804,727)	$(7,040,170)

Net loss per common share - basic and diluted	$(0.24)	$(0.06)

Weighted average shares outstanding - basic	147,801,797	133,983,960
Weighted average shares outstanding - diluted	147,801,797	133,983,960

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC. and subsidiaries

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Total

Balance at January 1, 2023	146,395,807	$1,464	-	$-	$153,168,984	$1,062,247	$(77,787,604)	$76,445,091

Stock based compensation - stock options	-	-	-	-	5,272,059	-	-	5,272,059
Stock issued for cash	6,739,853	67	-	-	3,143,080	-	-	3,143,147
Exercise of options	1,040,817	10	-	-	491,843	-	-	491,853
Foreign currency translation	-	-	-	-	-	2,036,962	-	2,036,962
Net loss	-	-	-	-	-	-	(34,841,689)	(34,841,689)
Balance at March 31, 2023	154,176,477	$1,541	-	$-	$162,075,966	$3,099,209	$(112,629,293)	$52,547,423

Balance at January 1, 2022	125,852,971	$1,258	-	$-	$69,309,369	$-	$(44,012,422)	$25,298,205

Stock based compensation - stock options	-	-	-	-	4,687,093	-	-	4,687,093
Stock based compensation - common stock	39,000	-	-	-	79,949	-	-	79,949
Exercise of options	100,000	1	-	-	37,999	-	-	38,000
Stock issued for cash in public offering	2,060,000	21	-	-	9,470,979	-	-	9,471,000
Stock issued for True Digital acquisition	7,406,100	74	-	-	34,726,306	-	-	34,726,380
Foreign currency translation	-	-	-	-	-	902,441	-	902,441
Net loss	-	-	-	-	-	-	(7,942,611)	(7,942,611)
Balance at March 31, 2022	135,458,071	$1,354	-	$-	$118,311,695	$902,441	$(51,955,033)	$67,260,457

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC. and subsidiaries

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net loss	$(34,841,689)	$(7,942,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - stock options	5,272,059	4,687,093
Stock based compensation - common stock	125,000	79,949
Depreciation and amortization	1,050,193	458,988
Right of use amortization	28,432	45,387
Settlement liability	-	(470,000)
Other	18,431	(22,289)
Impairment of intangible assets	3,116,039	-
Impairment of goodwill	20,199,368	-
Changes in operating assets and liabilities:
Accounts receivable, net	1,974,401	397,548
Inventory	(6,382)	(522,342)
Contract assets	(79,916)	(86,811)
Prepaids and other current assets	(144,410)	(865,483)
Accounts payable and accrued expenses	1,723,688	1,133,313
Deferred revenue	(546,086)	91,463

Net cash used in operating activities	(2,110,872)	(3,015,795)

Cash flows from investing activities:

Purchases of property and equipment	(182,839)	(103,858)
Cash paid for acquisitions, net	-	(4,917,768)

Net cash used in by investing activities	(182,839)	(5,021,626)

Cash flows from financing activities:
Proceeds from sale of common stock	3,143,147	9,471,000
Proceeds from stock option exercise	491,853	38,000
Proceeds from loan payable	2,000,000	-
Proceeds from convertible notes payable, related party	5,000,000	-
Proceeds from line of credit	32,517	86,585
Payment on line of credit	(61,673)	-
Payment on loans payable	(5,779,547)	(458,719)
Payment on notes payable, related party	-	(125,861)
Payment of convertible note payable	(500,000)	-
Payment of debt issuance cost	(87,500)	-

Net cash provided by financing activities	4,238,797	9,011,005

Effect of exchange rates on cash and cash equivalents	45,486	164,288

Net increase in cash and cash equivalents	1,990,572	1,137,872

Cash and cash equivalents - beginning of the period	1,833,163	2,725,035

Cash and cash equivalents - end of the period	$3,823,735	$3,862,907

Supplemental cash flow information:
Cash paid for:
Interest	$349,107	$36,069
Income taxes	$-	$-
Supplemental disclosure of non-cash transactions:
Operating lease assets obtained in exchange for operating lease obligations	$733,782	$-
Common stock issued in True Digital acquisition	$-	$34,726,380

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC. and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless otherwise indicated or the context requires otherwise, the terms “we,” “us,” “our,” and “our company” refer to CISO Global, Inc., a Delaware corporation and its wholly owned subsidiaries. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

NOTE 1 – ORGANIZATION OF BUSINESS AND GOING CONCERN

Description of the Business

We are a cybersecurity and compliance company comprised of highly trained and seasoned security professionals who work with clients to improve their cybersecurity posture. We provide a full range of cybersecurity consulting and related services, encompassing strategy and risk, cyber defense operations, architecture and engineering, and readiness and resiliency. Our services include secured managed services, compliance services, security operations center (“SOC”) services, virtual Chief Information Security Officer (“vCISO”) services, incident response, digital forensics, technical assessments, and cybersecurity training. We believe that culture is the foundation of every successful cybersecurity and compliance program. To deliver that outcome, we deliver a holistic solution that provides these services in a unified way from a dedicated team of subject matter experts. In contrast to the majority of cybersecurity firms that are focused on a specific technology or service, we seek to differentiate ourselves by remaining technology agnostic, focusing on aggregating teams of highly sought-after practitioners. We continually seek to identify and acquire cybersecurity talent to expand our service scope and geographical coverage to provide the best possible service for our clients. We believe that bringing together a world-class team of technological experts with multi-faceted expertise in the critical aspects of cybersecurity is key to providing technology to our clients in a business environment that are experiencing challenges attracting and retaining cybersecurity talent, thereby setting us apart from competitors and in-house security teams. Our goal is to create a culture of security and to help quantify, define, and capture a return on investment from information technology and cybersecurity spending. Our brand rallies around the battle cry: “Cyber security is a Culture, not a Product.”

Basis of Presentation

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include our accounts and the accounts of our subsidiaries. All material intercompany accounts and transactions have been eliminated.

Our interim financial statements are unaudited, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2023. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2022.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2023, we incurred a net loss of $34,841,689 and had negative cash flows from operations of $2,110,872. At March 31, 2023, we had total current assets of $15,064,867 and total current liabilities of $21,657,003, resulting in a working capital deficit of $6,592,136. At March 31, 2023, we had cash and cash equivalents of $3,823,735.

Based on our current business plan, we believe our cash balance as of the date of this filing, together with anticipated revenues, will be sufficient to meet our anticipated cash requirement for the near term. However, there can be no assurance that the current business plan will be achievable. Such conditions raise substantial doubts about our ability to continue as a going concern for one year from the date the unaudited condensed consolidated financial statements are issued.

Our existence is dependent upon our ability to develop profitable operations. We are devoting substantially all of our efforts to developing our business, reducing overhead costs, and raising capital, although there can be no assurance that our efforts will be successful. No assurance can be given that our actions will result in profitable operations or the resolution of liquidity problems. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

In order to improve our liquidity, in addition to a planned reduction in overhead costs, we are actively pursuing additional debt and/or equity financing through discussions with investment bankers and private investors. There can be no assurance that we will be successful in our efforts to secure additional financing.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

Reclassifications

Reclassifications of certain immaterial prior period amounts have been made to conform to the current period presentation.

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements. We periodically evaluate our estimates and adjust prospectively, if necessary. We believe our estimates and assumptions are reasonable; however, actual results could materially differ.

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

Our revenue is categorized and disaggregated as reflected in our unaudited condensed consolidated statement of operations as follows:

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. We periodically assess our accounts and other receivables for collectability on a specific identification basis. We provide for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. We write off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of March 31, 2023 and December 31, 2022, our allowance for doubtful accounts was $199,945 and $270,011, respectively.

Inventory

Inventory consists of computer equipment for sale to customers. Inventory is measured using the first-in, first-out method and stated at lower of cost or net realizable value as of March 31, 2023 and December 31, 2022. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required. We recorded no inventory impairment losses for the three months ended March 31, 2023 and 2022.

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For dilutive securities, all outstanding options are considered potentially outstanding common stock. The dilutive effect, if any, of stock options is calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options and shares issuable upon conversion thereof have been excluded from our computation of net loss per common share for the three months ended March 31, 2023 and 2022.

The following tables summarize the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to our net loss position even though the exercise price could be less than the average market price of the common shares:

	March 31, 2023	December 31, 2022
Stock options	32,265,543	36,397,521
Warrant	144,200	144,200
Convertible debt	4,497,385	430,718
Total	36,907,128	36,972,439

Deferred Revenue

Deferred revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the services provided to our customers or annual licenses and is recognized as services are performed or ratably over the life of the license. We generally invoice customers in advance or in milestone-based installments. Deferred revenue of $1,709,844 was recognized as revenue for the three months ended March 31, 2023, which was included in the deferred revenue balance as of December 31, 2022. As of March 31, 2023, deferred revenue is expected to be recognized during the succeeding 12-month period and is therefore presented as current.

Deferred revenue consisted of the following:

	March 31, 2023	December 31, 2022
Security managed services	$3,204,553	$3,609,087
Professional services	934,960	863,053
Total deferred revenue	$4,139,513	$4,472,140

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

We utilize ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. We account for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At March 31, 2023, our net deferred tax asset has been fully reserved due to our current period impairment, we expect to be in a net deferred tax asset position in Chile, and a valuation allowance has been recorded for this jurisdiction during the current period.

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

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	March 31, 2023	December 31, 2022
Prepaid expenses	$1,137,213	$987,651
Prepaid taxes	1,036,618	572,645
Prepaid insurance	85,686	164,354
Total prepaid expenses and other current assets	$2,259,517	$1,724,650

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2023	December 31, 2022
Computer equipment	$1,353,901	$1,264,713
Building	1,910,137	1,776,040
Leasehold improvements	580,871	541,647
Vehicles	37,273	28,229
Furniture and fixtures	155,286	151,142
Software	1,830,191	1,667,283
	5,867,659	5,429,054
Less: accumulated depreciation	(1,127,589)	(748,559)
Property and equipment, net	$4,740,070	$4,680,495

Total depreciation expense was $305,705 and $154,074 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Goodwill

During the quarterly period ended March 31, 2023, our share price reduction was determined to be an indicator of impairment under ASC 350 of our two reporting units, United States and Latin America. We performed an ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of a reporting unit below its carrying value. The valuation limitation from our recent share price decline caused us to perform an interim goodwill impairment test as of March 31, 2023.

Based on the results of this testing, we recorded an $15,445,981 and $4,753,387 pre-tax non-cash impairment charge related to the United States reporting unit and Latin America reporting unit, respectively, for the three-months ended March 31, 2023. This charge is recorded as Impairment of goodwill on the Consolidated Statements of Operations and Comprehensive Loss. The overall enterprise fair value was limited by the recent decline in our share price. The reduction in fair value for the reporting units, and corresponding impairment charge, was primarily driven by increase in the discount rate arising from higher equity premiums that reflect significant uncertainty surrounding our company and a decrease in forecasted near-term cashflows of our reporting units.

As part of our quantitative testing process for goodwill of the reporting units, we estimated fair values using a revenue multiple analysis, a form of the income approach, from the perspective of a market participant. Significant assumptions used in the revenue multiple approach are revenue growth rates and revenue multiples of key comparable companies within our industry. The terminal business value is determined by applying the long-term growth rate to the latest year for which a forecast exists.

The following table summarizes the changes in goodwill during the three months ended March 31, 2023:

Balance December 31, 2022	$76,664,017
Impairment	(20,199,368)
Foreign currency translation adjustment	2,027,305
Ending balance, March 31, 2023	$58,491,954

The remaining balance of goodwill for the reporting units continue to be at risk for future impairment. There continues to be uncertainty surrounding the factors impacting our business, and a sustained downturn, significantly extended recovery or a change in long-term revenue growth or profitability for our reporting units could increase the likelihood of an additional future impairment. Additionally, changes in market participant assumptions or further share price reductions could increase the likelihood of further future impairment.

Intangible Assets

We performed an interim impairment test of our intangible assets based upon the conditions that precipitated the interim goodwill impairment test described above.

Based on the results of this testing, we recorded pre-tax non-cash impairment charges totaling $3,116,039 for the three months ended March 31, 2023, related to our customer base, intellectual property, tradenames-trademarks and non-compete, which is included in the net carry amount of intangibles in the table below. These charges were recorded in Selling, general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Loss.

Fair values used in testing for potential impairment of our intangible assets are calculated using a discounted cash flows method by applying estimated cash flows from our forecasted revenue and expenses of the business that utilize those assets. The assumed cash flows from this calculation are discounted at a rate based on a market participant discount rate.

There is uncertainty surrounding the revenue growth factors for these assets and a change in the long-term revenue growth rate or increase in the discount rate assumption could increase the likelihood of a future impairment.

Following the recognition of the impairment losses, the affected assets had an aggregate carrying value of $576,001 as of March 31, 2023.

Intangible assets, net are summarized as follows:

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$4,095,754	$(1,584,604)	$2,511,150
Customer base	1,157,163	(603,461)	553,702
Non-compete agreements	707,835	(521,316)	186,519
Intellectual property/technology	2,329,507	(750,715)	1,578,792
	$8,290,259	$(3,460,096)	$4,830,163

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$4,744,409	$(1,167,476)	$3,576,933
Customer base	2,949,143	(449,565)	2,499,578
Non-compete agreements	796,583	(436,611)	359,972
Intellectual property/technology	2,659,391	(620,645)	2,038,746
	$11,149,526	$(2,674,297)	$8,475,229

The weighted average remaining useful life of identifiable amortizable intangible assets remaining is 3.49 years as of March 31, 2023.

Amortization of identifiable intangible assets for the three months ended March 31, 2023 and 2022 was $747,172 and $304,914, respectively.

Based on the balance of intangible assets at March 31, 2023, expected future amortization expense is as follows:

2023 (remainder of)	$1,302,853
2024	1,240,000
2025	1,043,231
2026	964,336
2027	279,743
$4,830,163

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following amounts:

	March 31, 2023	December 31, 2022
Accounts payable	$6,725,778	$5,267,492
Accrued payroll and bonuses	1,839,065	1,274,919
Accrued expenses	1,874,543	1,296,382
Accrued commissions	105,149	305,768
Accrued interest	210,914	165,776
Total accounts payable and accrued expenses	$10,755,449	$8,310,337

Note 7 – RELATED PARTY TRANSACTIONS

Independent Consulting Agreement with Stephen Scott

In August 2020, we entered into an Independent Consulting Agreement with Stephen Scott, a director of our company, with respect to advisory and consulting services relating to our strategic and business development and sales and marketing. Mr. Scott receives a consulting fee of $11,500 per month for such services. During the three months ended March 31, 2023 and 2022, we paid consulting fees to Mr. Scott in the amount of $34,500 and $34,500, respectively.

Managed Services Agreement with Hensley Beverage Company – Related Party

In July 2021, we entered into a 1-year Managed Services Agreement with Hensley Beverage Company to provide secured managed services. We also may be engaged by Hensley Beverage Company from time to time to provide other related services outside the scope of the Managed Services Agreement. While the agreement provides for a term through December 31, 2021, the agreement will continue until terminated by either party. For the three months ended March 31, 2023 and 2022, we received $212,006 and $166,388, respectively, from Hensley Beverage Company for contracted services, and had an outstanding receivable balance of $145,627 and $15,737 as of March 31, 2023 and 2022, respectively. Andy McCain, a director of our company, is President and Chief Operating Officer of Hensley & Company, the parent company of Hensley Beverage Company.

Convertible Note Payable with Hensley & Company

In March 2023, we issued an unsecured convertible note to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest is due on March 20, 2025. At any time prior to or on the maturity date, Hensley & Company is permitted to convert all or any portion of the outstanding principal amount and all accrued but unpaid interest thereon into shares of our common stock at a conversion price of $1.20 per share. During the quarter ended March 31, 2023, we recorded accrued interest of $13,888. Mr. McCain, a director of our company, is President and Chief Operating Officer of Hensley & Company.

Note 8 – STOCKHOLDERS’ EQUITY

Options

We granted stock options vesting solely upon the continued service of the recipient. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the required service period of each award.

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	36,397,521	$2.45	-	-
Granted	-	-	-	-
Exercised	(1,040,817)	0.48	-	-
Expired or cancelled	(3,091,161)	3.26	-	-
Outstanding at March 31, 2023	32,265,543	$2.43	5.12	$38,249,342
Exercisable at March 31, 2023	20,869,071	$1.69	3.62	$35,143,051

Total compensation expense related to the options was $5,272,059 and $4,687,093 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was future compensation expense of $39,593,463 with a weighted average recognition period of 2.19 years related to the options.

Warrant Activity Summary

The following table summarizes warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	144,200	$5.00	4.06	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at March 31, 2023	144,200	$5.00	3.76	$-
Exercisable at March 31, 2023	144,200	$5.00	3.76	$-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Claims

There are no material pending legal proceedings in which we or any of our subsidiaries are a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

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

As of March 31, 2023 and December 31, 2022, our accrual for estimated indirect tax liabilities was $202,529 and $409,187, respectively, reflecting our best estimate of the potential liability based on an analysis of our business activities, revenues subject to indirect taxes, and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation, or settlements could be materially different than the amounts established for indirect tax contingencies.

NOTE 10 – LOANS PAYABLE AND LINES OF CREDIT

Loans Payable

Loans payable was as follows:

	Interest Rate	Maturities	March 31, 2023	December 31, 2022

Term loans (US dollar denominated)	5.00% – 155.11%	2023 - 2027	$2,214,841	$5,461,520
Term loans (Chilean peso denominated)	3.48% - 7.14%	2023 - 2029	6,421,936	6,541,113
			8,636,777	12,002,633
Less, current portion			(4,517,971)	(7,758,831)
Long term loans payable			$4,118,806	$4,243,802

In June 2022, we entered into a bridge loan, secured by substantially all of our assets, in the principal amount of $5,000,000 bearing an interest rate of 4.00% per annum payable monthly with a maturity date of December 14, 2022, which was extended to March 14, 2023. We did not repay this bridge loan on the maturity date, which resulted in an event of default under the terms thereof. As a result, the interest rate applicable to amounts due under this bridge loan increased from 4.00% to 7.50%. This bridge loan was repaid in full on March 20, 2023. We recorded interest expense of $116,667 during the three months ended March 31, 2023.

Various subsidiaries in the United States are borrowers under certain term loans. These term loans require monthly principal and interest payments. These term loans are secured by various assets owned by our subsidiaries. We recorded aggregate interest expense on these term loans of $6,222 for the three months ended March 31, 2023. Accrued interest as of March 31, 2023 was zero. The aggregate effective interest rate of the term loans is 10.80%.

Our Latin America subsidiaries are the borrowers under certain term loans denominated in Chilean Pesos. These term loans require monthly principal and interest payments. These term loans are secured by various assets owned by our subsidiaries. We recorded aggregate interest expense on these term loans of $135,916 for the three months ended March 31, 2023. Accrued interest as of March 31, 2023 was zero. The aggregate effective interest rate of the term loans is 10.90%.

In March 2023, we entered into a Cash Advance Agreement, pursuant to which we received gross proceeds of $2,000,000 and paid $87,500 in upfront fees. The terms of the Cash Advance Agreement calls for us to remit aggregate weekly payments of $99,398 until such time as we have repaid $2,870,000. The effective interest rate of the Cash Advance Agreement is 155.11%. This Cash Advance Agreement is secured by the accounts receivable of CISO Global Inc. and our wholly-owned subsidiaries, Talatek, LLC and True Digital Security, Inc. We recorded interest expense of $86,528 for the three months ended March 31, 2023.

Convertible Notes Payable

In October 2021, we issued a convertible note to Neil Stinchcombe in the principal amount of $1,500,000 bearing an interest rate of 5.00% per annum payable at maturity with a maturity date of January 27, 2022, with a conversion price of $5.00 per share. On March 10, 2022, we entered into an amendment to the note pursuant to which the maturity date was extended to October 27, 2022. In March 2023, we entered into a letter agreement with Neil Stinchcombe to resolve certain payment terms of his convertible note. We agreed to repay the principal amount of the note in three equal installments of $500,000 on each of March 31, April 28, and May 31, 2023, with accrued interest to be paid on May 31, 2023. The outstanding principal of this note was $1,000,000 at March 31, 2023. At March 31, 2023 and December 31, 2022, we had accrued interest of $137,757 and $119,007, respectively, with respect to this note. We recorded interest expense of $18,750 and $18,493 during the three months ended March 31, 2023 and 2022, respectively.

In June 2022, we issued an unsecured convertible note in the principal amount of $1,000,000 bearing an interest rate of 5.00% per annum payable monthly with a maturity date of June 2023, with a conversion price of $7.83 per share. The outstanding principal of this note can be redeemed at any time by us or at maturity at 105%. At March 31, 2023, we recorded interest expense of $12,500, and as of March 31, 2023, we recorded accrued interest of $41,667.

In March 2023, we issued an unsecured convertible note to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest is due on March 20, 2025. At any time prior to or on the maturity date, Hensley & Company is permitted to convert all or any portion of the outstanding principal amount and all accrued but unpaid interest thereon into shares of our common stock at a conversion price of $1.20 per share. During the quarter ended March 31, 2023, we recorded accrued interest of $13,888. Mr. McCain, a director of our company, is President and Chief Operating Officer of Hensley & Company.

Future minimum payments under the above loans payable and convertible notes payable due as of March 31, 2023 were as follows:

2023 (remainder of)	$6,165,617
2024	1,679,548
2025	6,346,031
2026	596,496
2027	328,864
Thereafter	654,596
Total future minimum payments	15,771,152
Less: discount	(84,375)
15,686,777
Less: current	(6,567,971)
$9,118,806

NOTE 11 – LEASES

We have entered into various non-cancellable operating lease agreements for certain offices. These leases currently have lease periods expiring between 2023 and 2028. The lease agreements may include one or more options to renew. Renewals were not assumed in our determination of the lease term unless the renewals were deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The components of lease costs, weighted-average lease term, and discount rates are detailed below.

When measuring lease liabilities for leases that were classified as operating leases, we discounted lease payments using our estimated incremental borrowing rate at commencement date of each lease. The weighted average incremental borrowing rate applied was 9.78%. As of March 31, 2023, our leases had a remaining weighted average term of 4.34 years.

Operating leases are included in the unaudited condensed consolidated balance sheets as follows:

	Classification	March 31, 2023	December 31, 2022
Lease assets
Operating lease cost ROU assets	Assets	$961,037	$255,687
Total lease assets		$961,037	$255,687

Lease liabilities
Operating lease liabilities, current	Current liabilities	$194,070	$121,731
Operating lease liabilities, non-current	Liabilities	788,359	159,205
Total lease liabilities		$982,429	$280,936

The components of lease costs, which are included in income from operations in our unaudited condensed consolidated statements of operations, were as follows:

	Three Months Ended March 31,
	2023	2022
Leases costs
Operating lease costs	$35,714	$158,041
Short term lease cost	30,054	-
Total lease costs	$65,768	$158,041

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the three months ended March 31, 2023 were as follows:

Fiscal Year	Operating Leases
2023 (remainder of)	$234,924
2024	294,383
2025	252,513
2026	199,177
2027	205,145
Thereafter	51,661
Total future minimum lease payments	1,237,803
Amount representing interest	(255,374)
Present value of net future minimum lease payments	$982,429

NOTE 12 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents. Although we deposit cash with multiple banks, these deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. These deposits may generally be redeemed upon demand and bear minimal risk.

No single customer represented over 10% of our total revenue for any period presented.

NOTE 13 – GEOGRAPHIC INFORMATION

Revenue by geography is based on the customer’s billing address and was as follows:

	March 31, 2023	March 31, 2022

U.S.	$8,600,864	$8,406,230
Chile	4,891,318	923,180
All other countries	234,499	-
	$13,726,681	$9,329,410

Property and equipment, net by geography was as follows:

	March 31, 2023	December 31, 2022

U.S.	$1,184,847	$1,198,057
Chile	3,554,089	3,480,911
All other countries	1,134	1,527
	$4,740,070	$4,680,495

No other international country represented more than 10% of property and equipment, net in any period presented.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Total AOCI

Balance as of December 31, 2022	$1,062,247	$1,062,247
Other comprehensive income	2,036,962	2,036,962
Amounts reclassified from AOCI	-	-
Balance as of March 31, 2023	$3,099,209	$3,099,209

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Unless otherwise indicated or the context requires otherwise, the terms “we,” “us,” “our,” and “our company” refer to CISO Global Inc., a Delaware corporation, and its wholly-owned subsidiaries. Unless otherwise specified, all dollar amounts are expressed in U.S. dollars.

First Quarter 2023 Highlights

Our operating results for the three months ended March 31, 2023 included the following:

●	Total revenue increased by $4.4 million to $13.7 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.
●	Total gross profit increased to $0.4 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Our financial results for the three months ended March 31, 2023 are summarized as follows in comparison to the three months ended March 31, 2022:

	Three Months Ended March, 31
	2023	2022	Variance
Revenue:
Security managed services	$11,766,133	$8,052,225	$3,713,908
Professional services	1,960,548	1,277,185	683,363
Total revenue	13,726,681	9,329,410	4,397,271

Cost of revenue:
Security managed services	5,560,563	2,602,924	2,957,639
Professional services	198,293	110,337	87,956
Cost of payroll	5,800,657	4,445,850	1,354,807
Stock based compensation	1,768,084	2,121,583	(353,499)
Total cost of revenue	13,327,597	9,280,694	4,046,903
Total gross profit	399,084	48,716	350,368
Operating expenses:
Professional fees	1,677,387	623,061	1,054,326
Advertising and marketing	115,394	155,341	(39,947)
Selling, general, and administrative	9,508,766	4,616,373	4,892,393
Stock-based compensation	3,628,975	2,565,510	1,063,465
Impairment of goodwill	20,199,368	-	20,199,368
Total operating expenses	35,129,890	7,960,285	27,169,605

Loss from operations	(34,730,806)	(7,911,569)	(26,819,237)
Other income (expense):
Other income (expense)	(156,420)	12,543	(168,963)
Interest expense, net	(390,141)	(43,585)	(346,556)

Total other income (expense)	(546,561)	(31,042)	(515,519)

Loss before income taxes	$(35,277,367)	$(7,942,611)	$(27,334,756)

Revenue

Security managed services revenue increased by $3,713,908 or 46%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to revenue acquired through our completion of four acquisitions over the last 12 months and new and existing customer revenue growth.

Professional services revenue increased by $683,363, or 54%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to revenue acquired through our completion of four acquisitions over the last 12 months and new and existing customer revenue growth.

Expenses

Cost of Revenue

Security managed services cost of revenue increased by $2,957,639, or 114%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to our completion of four acquisitions over the last 12 months.

Professional services cost of revenue increased by $87,956, or 80%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, due to our increase in revenue from professional services from four acquisitions completed over the last 12 months.

Cost of payroll cost of revenue increased by $1,354,807, or 30%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, due to headcount added primarily through our completion of four acquisitions over the last 12 months.

Stock-based compensation expenses decreased by $353,499, or 17%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, due to a decrease in the amount of stock options awarded to our revenue generating employees.

Operating Expenses

Professional fees increased by $1,054,326, or 169%, for the three months ended March 31, 2023 as compared to three months ended March 31, 2022, due to an increase in accounting, legal, and other professional fees incurred related to our periodic SEC filings and our efforts to raise additional capital.

Advertising and marketing expenses decreased by $39,947, or 26%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, due to utilization of more internal marketing resources.

Selling, general, and administrative expenses increased by $4,892,393, or 106%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to our analysis of our carrying amount of intangible assets being impaired and headcount added through our completion of four acquisitions over the last 12 months.

Stock based compensation expenses increased by $1,063,465, or 41%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, due to an increase in stock options awarded to employees through the completion of four acquisitions in the last 12 months and an increase in headcount in administration positions.

Impairment of goodwill increased by $20,199,368, or 100%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, due to our analysis of our carrying amount of goodwill being impaired.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. For the three months ended March 31, 2023, we incurred a net loss of $34,841,689 and negative cash flows from operations of $2,110,872 and expect to incur further losses through the end of 2023. In the report accompanying our financial statements for the year ended December 31, 2022, our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so based on our recurring losses from operations and need to raise additional capital. These condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

As of March 31, 2023, we had $295,351,048 of available funding under our S-3 Registration Statement from which we may issue our securities to fund current and future operations, assuming there is adequate demand for our securities.

Working Capital Deficit

Our working capital deficit as of Mach 31, 2023, in comparison to our working capital surplus as of December 31, 2022, is summarized as follows:

	As of
	March 31,	December 31,
	2023	2022
Current assets	$15,064,867	$14,398,795
Current liabilities	21,657,003	23,213,039
Working capital deficit	$(6,592,136)	$(8,814,244)

The increase in current assets is primarily due to an increase in cash and cash equivalents and prepaid expenses and other current assets of $1,990,572 and $534,867, respectively, offset by a decrease in accounts receivable of $1,794,136. The decrease in current liabilities is primarily due to the loans payable and convertible notes payable of $3,240,860 and $500,000, respectively, offset by an increase in accounts payable and accrued expenses of $2,445,112.

Cash Flows

Our cash flows for the three months ended March 31, 2023, in comparison to our cash flows for the three months ended March 31, 2023, can be summarized as follows:

	Three Months ended March 31,
	2023	2022
Net cash used in operating activities	$(2,110,872)	$(3,015,795)
Net cash used in investing activities	(182,839)	(5,021,626)
Net cash provided by financing activities	4,238,797	9,011,005
Effect of exchange rates on cash and cash equivalents	45,486	164,288
Increase in cash	$1,990,572	$1,137,872

Operating Activities

Net cash used in operating activities was $2,110,872 for the three months ended March 31, 2023 and was primarily due to cash used to fund a net loss of $34,841,689, adjusted for non-cash expenses in the aggregate of $29,809,522 and additional cash inflow by changes in the levels of operating assets and liabilities, primarily as a result of an increase in current assets, and accounts payable and accrued expenses. Net cash used in operating activities was $3,015,795 for the three months ended March 31, 2022 and was primarily due to cash used to fund a net loss of $7,942,611, adjusted for non-cash expenses in the aggregate of $911,534, partially offset by cash generated by changes in the levels of operating assets and liabilities, primarily as a result of an increase in accounts payable.

Investing Activities

Net cash used in investing activities of $182,839 for the three months ended March 31, 2023, was due to purchases of property and equipment. Net cash used in investing activities of $5,021,626 for the three months ended March 31, 2022 and was primarily due to net cash paid in the acquisition of True Digital Security, Inc.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $4,238,797, which was primarily due to cash received from the sale of our common stock of $3,143,147, $1,912,500 in net proceeds from our loan payable, and $5,000,000 in proceeds from a related party convertible note payable, offset by aggregate repayments on loans payable and a convertible note payable of $6,279,547. Net cash provided by financing activities for the three months ended March 31, 2022 was $9,011,055, which was primarily due to cash received from the sale of our common stock in our public offering of $9,521,798.

Based on our current business plan, we believe our cash balance as of the date of this filing, together with anticipated revenues, will be sufficient to meet our anticipated cash requirement for the near term. However, there can be no assurance that the current business plan will be achievable. Such conditions raise substantial doubts about our ability to continue as a going concern for one year from the date the condensed consolidated financial statements are issued.

Our existence is dependent upon our ability to develop profitable operations. We are devoting substantially all of our efforts to developing our business, reducing overhead costs, and raising capital, although there can be no assurance that our efforts will be successful. No assurance can be given that our actions will result in profitable operations or the resolution of liquidity problems. The accompanying condensed consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in the notes to our condensed consolidated financial statements included herein for the quarter ended March 31, 2023 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Our significant estimates and assumptions include the allowance for doubtful accounts, the carrying value of intangible assets and goodwill, deferred tax asset and valuation allowance, the estimated fair value of assets acquired, liabilities assumed and stock issued in business combinations, and assumptions used in the Black-Scholes option pricing model, such as expected volatility, risk-free interest rate, share price, and expected dividend rate. Certain of our estimates, including the carrying amount of intangible assets and goodwill, could be affected by external conditions, including those unique to us and general economic conditions. It is reasonably possible that these external factors could have an effect on our estimates and could cause actual results to materially differ from those estimates.

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

Our revenue is categorized and disaggregated as reflected in our statements of operations as follows:

Security Managed Services

Security managed services revenue primarily consist of compliance, security managed services, SOC managed services, and vCISO. We consider these services to be a single performance obligation, and revenue is recognized as services and materials are provided to the customer.

Professional Services

Professional services revenue primarily consists of technical assessments, incident response and forensics, training, and other cybersecurity services. We consider these services to be a single performance obligation, and revenue is recognized in the period in which the performance obligations are satisfied.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Thus there remains a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by our registered public accounting firm regarding our internal control over financial reporting. Accordingly, we cannot provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, to allow our principal financial and executive officers to make timely decisions regarding required disclosures as of March 31, 2023.

Our management’s evaluation was based on the following material weaknesses in our internal control over financial reporting, which existed as of December 31, 2022 and which continue to exist, as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, other than those noted above, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023, risk factors that materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of the Registrant
3.2	Amended and Restated By-Laws of the Registrant	8-K	3.2	04/10/2023
10.1	Letter Agreement between the Registrant and Neil Stinchcombe	10-K	10.5(a)	03/31/2023
10.2	Purchase Agreement, dated March 20, 2023, between the Registrant and Hensley & Company dba Hensley Beverage Company	8-K	10.1	03/20/2023
10.3	10% Unsecured Convertible Note by the Registrant payable to Hensley & Company, dated March 20, 2023	8-K	10.2	03/20/2023
10.4#	Employment Agreement by and between the Registrant and Kyle J. Young	10-K	10.12	03/31/2023
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

#Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CISO GLOBAL, INC.

By:	/s/ David G. Jemmett
David G. Jemmett
Chief Executive Officer
(Principal Executive Officer)
Date:	May 15, 2023

By:	/s/ Debra L. Smith
Debra L. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	May 15, 2023

