Form 10-Q
period 2023-06-30
CISO Global, Inc.
filed 2023-08-09
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 7, 2023, there were 178,006,398 shares of the registrant’s common stock outstanding.

CISO GLOBAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

Forward-looking statements made in this Quarterly Report on Form 10-Q include statements about:

●	our ability to achieve and sustain profitability of our existing lines of business and through our wholly-owned subsidiaries;
●	our ability to raise sufficient capital to continue to acquire cybersecurity companies;
●	our ability to attract and retain qualified cybersecurity talent;
●	our ability to identify potential acquisition targets within predetermined parameters;
●	our ability to successfully execute acquisitions, integrate the acquired businesses, and create synergies as a global cybersecurity consolidator;
●	our ability to attract and retain qualified key technology or management personnel and to expand our management team;
●	the accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing;
●	our dependence on establishing and maintaining a strong brand;
●	the occurrence of service interruptions and security or privacy breaches and related remediation efforts and fines;
●	system failures or capacity constraints;
●	our ability to efficiently acquire customers and maintain high client retention rates;
●	the impact of fluctuations in foreign currency exchange rates on our business and our ability to effectively manage the exposure to such fluctuations;
●	our ability to maintain our relationships with our partners;
●	adverse consequences of our substantial level of indebtedness and our ability to repay our debt;
●	our ability to maintain, protect and enhance our intellectual property;
●	our ability to maintain or improve our market shares;
●	business interruptions resulting from geo-political actions, including war, terrorism, and disease outbreaks (such as COVID-19, the war in Ukraine, and geopolitical tensions involving China);
●	sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;
●	our ability to grow internationally;
●	beliefs and objectives for future operations;
●	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to our business both in the United States and internationally;
●	economic and industry trends or trend analysis;
●	anticipated income tax rates, tax estimates and tax standards;

●	expectations regarding the impact of inflation, action taken by central banks to counter inflation, rising interest rates, and changes in foreign exchange rates on our business and financial results;
●	the future trading price of our common stock;
●	our ability to maintain an effective system of internal controls and accurately report our financial results and remediate material weaknesses;
●	our expectation regarding the outcome of any regulator investigation or litigation;
●	the potential impact of shareholder activism on our business and operations;
●	our ability to navigate through the increasingly complex cybersecurity regulatory environment; and
●	any other statements regarding our future operations, financial condition, growth prospects and business strategies.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CISO GLOBAL, INC. and subsidiaries

CONDENSED Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022

ASSETS

Current Assets:
Cash and cash equivalents	$1,872,175	$1,833,163
Accounts receivable, net	8,657,543	7,862,297
Inventory	57,232	11,803
Prepaid cost of revenue	2,807,001	2,634,667
Prepaid expenses and other current assets	2,252,813	1,724,650
Contract asset	376,022	332,215
Total Current Assets	16,022,786	14,398,795

Property and equipment, net	4,486,787	4,680,495
Right of use asset, net	889,010	255,687
Intangible assets, net	4,300,724	8,475,229
Goodwill	37,343,368	76,664,017
Other assets	18,597	22,592

Total Assets	$63,061,272	$104,496,815

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$13,258,971	$8,310,337
Deferred revenue	5,049,998	4,472,140
Lease liability	191,995	121,731
Loans payable	3,593,253	7,758,831
Convertible notes payable	1,050,000	2,550,000
Total Current Liabilities	23,144,217	23,213,039

Long-term Liabilities:
Loans payable, net of current portion	3,745,586	4,243,802
Convertible notes payable, related party	5,000,000	-
Lease liability, net of current portion	732,675	159,205
Deferred tax liability	-	435,678

Total Liabilities	32,622,478	28,051,724

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.00001 par value; 300,000,000 shares authorized; 178,006,398 and 146,395,807 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,777	1,464
Preferred stock, $.00001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding on June 30, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	169,712,000	153,168,984
Accumulated translation adjustment	2,682,973	1,062,247
Accumulated deficit	(141,957,956)	(77,787,604)
Total Stockholders’ Equity	30,438,794	76,445,091

Total Liabilities and Stockholders’ Equity	$63,061,272	$104,496,815

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CISO GLOBAL, INC. and subsidiaries

CONDENSED Consolidated STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenue:
Security managed services	$13,590,505	$10,376,169	$25,356,638	$18,428,394
Professional services	1,934,489	851,776	3,895,037	2,128,961
Total revenue	15,524,994	11,227,945	29,251,675	20,557,355

Cost of revenue:
Security managed services	7,309,461	3,765,426	12,870,024	6,368,350
Professional services	250,740	163,152	449,033	273,489
Cost of payroll	5,255,778	4,707,984	11,056,435	9,153,834
Stock based compensation	1,697,181	1,825,890	3,465,265	3,947,473
Total cost of revenue	14,513,160	10,462,452	27,840,757	19,743,146
Total gross profit	1,011,834	765,493	1,410,918	814,209

Operating expenses:
Professional fees	663,552	945,148	2,340,939	1,568,209
Advertising and marketing	53,776	240,504	169,170	395,845
Selling, general and administrative	6,112,875	4,468,415	15,621,641	9,171,958
Stock based compensation	2,115,039	2,404,049	5,744,014	4,969,559
Impairment of goodwill	20,838,804	-	41,038,172	-
Total operating expenses	29,784,046	8,058,116	64,913,936	16,105,571

Loss from operations	(28,772,212)	(7,292,623)	(63,503,018)	(15,291,362)

Other income (expense):
Other income	209,639	17,425	53,219	29,968
Interest expense, net	(766,090)	(64,648)	(1,156,231)	(108,233)

Total other income (expense)	(556,451)	(47,223)	(1,103,012)	(78,265)

Loss before income taxes	(29,328,663)	(7,339,846)	(64,606,030)	(15,369,627)
Benefit from income taxes	-	-	(435,678)	-

Net loss	(29,328,663)	(7,339,846)	(64,170,352)	(15,369,627)
Foreign currency translation adjustment	(416,236)	(2,200,710)	1,620,726	(1,298,269)

Comprehensive loss	$(29,744,899)	$(9,540,556)	$(62,549,626)	$(16,667,896)

Net loss per common share - basic and diluted	$(0.18)	$(0.05)	$(0.42)	$(0.11)

Weighted average shares outstanding - basic	165,105,048	136,127,157	151,406,985	134,738,684
Weighted average shares outstanding - diluted	165,105,048	136,127,157	151,406,985	134,738,684

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CISO GLOBAL, INC. and subsidiaries

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Total

Balance at January 1, 2023	146,395,807	$1,464	-	-	$153,168,984	$1,062,247	$(77,787,604)	$76,445,091

Stock based compensation - stock options	-	-	-	-	8,635,778	-	-	8,635,778
Stock based compensation - common stock	3,500,000	35	-	-	733,465	-	-	733,500
Stock issued for cash	26,739,853	268	-	-	6,681,930	-	-	6,682,198
Exercise of options	1,040,817	10	-	-	491,843	-	-	491,853
Foreign currency translation	-	-	-	-	-	1,620,726	-	1,620,726
Net loss	-	-	-	-	-	-	(64,170,352)	(64,170,352)
Balance at June 30, 2023	177,676,477	$1,777	-	$-	$169,712,000	$2,682,973	$(141,957,956)	$30,438,794

Balance at January 1, 2022	125,852,971	$1,258	-	-	$69,309,369	$-	$(44,012,422)	$25,298,205

Stock based compensation - stock options	-	-	-	-	8,179,332	-	-	8,179,332
Stock based compensation - common stock	434,000	4	-	-	737,696	-	-	737,700
Exercise of options	454,111	5	-	-	277,707	-	-	277,712
Stock issued for cash in public offering	2,060,000	21	-	-	9,521,777	-	-	9,521,798
Stock issued for True Digital acquisition	7,406,100	74	-	-	34,726,306	-	-	34,726,380
Stock issued for VelocIT acquisition	256,678	3	-	-	(3)	-	-	-
Stock issued for Red74 acquisition	34,000	-	-	-	-	-	-	-
Stock issued for Creatrix acquisition	600,000	6	-	-	3,629,994	-	-	3,630,000
Foreign currency translation	-	-	-	-	-	(1,298,269)	-	(1,298,269)
Net loss	-	-	-	-	-	-	(15,369,627)	(15,369,627)
Balance at June 30, 2022	137,097,860	$1,371	-	$-	$126,382,178	$(1,298,269)	$(59,382,049)	$65,703,231

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CISO GLOBAL, INC. and subsidiaries

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net loss	$(64,170,352)	$(15,369,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - stock options	8,635,778	8,179,332
Stock based compensation - common stock	573,501	737,700
Depreciation and amortization	1,813,305	1,163,463
Right of use amortization	100,460	127,805
Other	43,750	(1,455)
Impairment of intangible assets	3,116,039	-
Impairment of goodwill	41,038,172	-
Changes in operating assets and liabilities:
Accounts receivable, net	(617,138)	1,416,754
Inventory	(46,776)	(199,559)
Contract assets	(43,807)	(261,961)
Prepaids and other current assets	(252,169)	(2,131,480)
Accounts payable and accrued expenses	4,172,201	2,675,346
Lease liability	(90,049)	120,536
Settlement liability	-	(470,000)
Deferred revenue	408,125	438,672

Net cash used in operating activities	(5,318,960)	(3,574,474)

Cash flows from investing activities:

Purchases of property and equipment	(148,866)	(200,504)
Cash (paid)/acquired in acquisitions, net	-	(4,914,196)

Net cash (used in)/provided by investing activities	(148,866)	(5,114,700)

Cash flows from financing activities:
Proceeds from sale of common stock	6,682,198	9,521,798
Proceeds from stock option exercise	491,853	277,712
Proceeds from loan payable	2,210,022	5,000,000
Proceeds from convertible notes payable, related party	5,000,000	-
Proceeds from convertible note payable	1,050,000	1,000,000
Proceeds from line of credit	144,307	86,585
Payment on line of credit	(149,693)	-
Payment on loans payable	(7,297,980)	(895,053)
Payment on notes payable, related party	-	(184,758)
Payment of convertible note payable	(2,550,000)	-
Payment of debt issuance cost	(87,500)	(25,000)

Net cash provided by financing activities	5,493,207	14,781,284

Effect of exchange rates on cash and cash equivalents	13,631	(48,625)

Net increase in cash and cash equivalents	39,012	6,043,485

Cash and cash equivalents - beginning of the period	1,833,163	2,725,035

Cash and cash equivalents - end of the period	$1,872,175	$8,768,520

Supplemental cash flow information:
Cash paid for:
Interest	$926,441	$91,234
Income taxes	$-	$-
Supplemental disclosure of non-cash transactions:
Operating lease assets obtained in exchange for operating lease obligations	$733,782	$226,941
Common stock issued in True Digital acquisition	$-	$34,726,380
Common stock issued in Creatrix acquisition	$-	$3,630,000

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

NOTE 1 – ORGANIZATION OF BUSINESS AND GOING CONCERN

Description of the Business

We are a cybersecurity and compliance company comprised of highly trained and seasoned security professionals who work with clients to improve their cybersecurity posture. We provide a full range of cybersecurity consulting and related services, encompassing strategy and risk, cyber defense operations, architecture and engineering, and readiness and resiliency. Our services include secured managed services, compliance services, security operations center (“SOC”) services, virtual Chief Information Security Officer (“vCISO”) services, incident response, digital forensics, technical assessments, and cybersecurity training. We believe that culture is the foundation of every successful cybersecurity and compliance program. To deliver that outcome, we deliver a holistic solution that provides these services in a unified way from a dedicated team of subject matter experts. In contrast to the majority of cybersecurity firms that are focused on a specific technology or service, we seek to differentiate ourselves by remaining technology agnostic, focusing on aggregating teams of highly sought-after practitioners. We continually seek to identify and acquire cybersecurity talent to expand our service scope and geographical coverage to provide the best possible service for our clients. We believe that bringing together a world-class team of technological experts with multi-faceted expertise in the critical aspects of cybersecurity is key to providing technology to our clients in a business environment that is experiencing challenges attracting and retaining cybersecurity talent, thereby setting us apart from competitors and in-house security teams. Our goal is to create a culture of security and to help quantify, define, and capture a return on investment from information technology and cybersecurity spending. Our brand rallies around the battle cry: “Cyber security is a Culture, not a Product.”

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2023, we incurred a net loss of $64,170,352 and had negative cash flows from operations of $5,318,960. At June 30, 2023, we had total current assets of $16,022,786 and total current liabilities of $23,144,217, resulting in a working capital deficit of $7,121,431. At June 30, 2023, we had cash and cash equivalents of $1,872,175.

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. We periodically assess our accounts and other receivables for collectability on a current expected credits loss basis. We provide for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. We write off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of June 30, 2023 and December 31, 2022, our allowance for doubtful accounts was $287,780 and $270,011, respectively.

Inventory

Inventory consists of computer equipment for sale to customers. Inventory is measured using the first-in, first-out method and stated at lower of cost or net realizable value as of June 30, 2023 and December 31, 2022. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required. We recorded no inventory impairment losses for the three and six months ended June 30, 2023 and 2022.

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For dilutive securities, all outstanding options are considered potentially outstanding common stock. The dilutive effect, if any, of stock options is calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options and shares issuable upon conversion thereof have been excluded from our computation of net loss per common share for the three and six months ended June 30, 2023 and 2022.

The following tables summarize the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to our net loss position even though the exercise price could be less than the average market price of the common shares:

	June 30, 2023	December 31, 2022
Stock options	34,874,530	36,397,521
Warrant	744,200	144,200
Convertible debt	4,166,667	430,718
Total	39,785,397	36,972,439

Deferred Revenue

Deferred revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the services provided to our customers or annual licenses and is recognized as services are performed or ratably over the life of the license. We generally invoice customers in advance or in milestone-based installments. Deferred revenue of $2,835,291 was recognized as revenue for the six months ended June 30, 2023, which was included in the deferred revenue balance as of December 31, 2022. As of June 30, 2023, deferred revenue is expected to be recognized during the succeeding 12-month period and is therefore presented as current.

Deferred revenue consisted of the following:

	June 30, 2023	December 31, 2022
Security managed services	$4,089,323	$3,609,087
Professional services	960,675	863,053
Total deferred revenue	$5,049,998	$4,472,140

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

We utilize ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. We account for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At June 30, 2023, our net deferred tax asset has been fully reserved due to our current period impairment, we expect to be in a net deferred tax asset position in Chile, and a valuation allowance has been recorded for this jurisdiction during the current period.

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

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid expenses	$1,444,642	$987,651
Prepaid taxes	729,944	572,645
Prepaid insurance	78,227	164,354
Total prepaid expenses and other current assets	$2,252,813	$1,724,650

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2023	December 31, 2022
Computer equipment	$1,333,443	$1,264,713
Building	1,877,281	1,776,040
Leasehold improvements	574,901	541,647
Vehicles	25,230	28,229
Furniture and fixtures	164,279	151,142
Software	1,808,339	1,667,283
	5,783,473	5,429,054
Less: accumulated depreciation	(1,296,686)	(748,559)
Property and equipment, net	$4,486,787	$4,680,495

Total depreciation expense was $236,106 and $178,309 for the three months ended June 30, 2023 and 2022, respectively, and was $541,811 and $332,383 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Goodwill

During the quarterly period ended June 30, 2023, our share price reduction was determined to be an indicator of impairment under ASC 350 of our two reporting units, United States and Latin America. We performed an ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of a reporting unit below its carrying value. The valuation limitation from our recent share price decline caused us to perform an interim goodwill impairment test as of June 30, 2023.

Based on the results of this testing, we recorded a $16,330,838 and $4,507,966 pre-tax, non-cash impairment charge related to the United States reporting unit and Latin America reporting unit, respectively, for the three-months ended June 30, 2023. For the six-months ended June 30, 2023, we recorded $31,776,819 and $9,261,353 of pre-tax, non-cash impairment charges related to the United States reporting unit and Latin America reporting units, respectively. This charge is recorded as Impairment of goodwill on the Consolidated Statements of Operations and Comprehensive Loss. The overall enterprise fair value was limited by the recent decline in our share price. The reduction in fair value for the reporting units, and corresponding impairment charge, was primarily driven by increase in the discount rate arising from higher equity premiums that reflect significant uncertainty surrounding our company and a decrease in forecasted near-term cashflows of our reporting units.

As part of our quantitative testing process for goodwill of the reporting units, we estimated fair values using a revenue multiple analysis, a form of the income approach, from the perspective of a market participant. Significant assumptions used in the revenue multiple approach are revenue growth rates and revenue multiples of key comparable companies within our industry.

The following table summarizes the changes in goodwill during the six months ended June 30, 2023:

Balance December 31, 2022	$76,664,017
Impairment	(41,038,172)
Foreign currency translation adjustment	1,717,523
Ending balance, June 30, 2023	$37,343,368

The remaining balance of goodwill for the reporting units continue to be at risk for future impairment. There continues to be uncertainty surrounding the factors impacting our business, and a sustained downturn, significantly extended recovery, or a change in long-term revenue growth or profitability for our reporting units could increase the likelihood of an additional future impairment. Additionally, changes in market participant assumptions or further share price reductions could increase the likelihood of further future impairment.

Intangible Assets

We performed an interim impairment test of our intangible assets based upon the conditions that precipitated the interim goodwill impairment test described above.

Based on the results of this testing, we recorded pre-tax, non-cash impairment charges totaling zero and $3,116,039 for the three and six-months ended June 30, 2023, respectively, related to our customer base, intellectual property, tradenames-trademarks and non-compete, which is included in the net carry amount of intangibles in the table below. These charges were recorded in Selling, general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Loss.

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

Following the recognition of the impairment losses, the affected assets had an aggregate carrying value of $540,192 as of June 30, 2023.

Intangible assets, net are summarized as follows:

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$4,056,997	$(1,943,623)	$2,113,374
Customer base	1,198,533	(628,257)	570,276
Non-compete agreements	704,157	(562,893)	141,264
Intellectual property/technology	2,327,291	(851,481)	1,475,810
	$8,286,978	$(3,986,254)	$4,300,724

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$4,744,409	$(1,167,476)	$3,576,933
Customer base	2,949,143	(449,565)	2,499,578
Non-compete agreements	796,583	(436,611)	359,972
Intellectual property/technology	2,659,391	(620,645)	2,038,746
	$11,149,526	$(2,674,297)	$8,475,229

The weighted average remaining useful life of identifiable amortizable intangible assets remaining is 3.50 years as of June 30, 2023.

Amortization of identifiable intangible assets for the three months ended June 30, 2023 and 2022 was $524,602 and $512,503, respectively, and was $1,271,774 and $817,467 for the six months ended June 30, 2023 and 2022, respectively.

Based on the balance of intangible assets at June 30, 2023, expected future amortization expense is as follows:

2023 (remainder of)	$753,416
2024	1,235,989
2025	1,047,053
2026	971,298
2027	292,968
$4,300,724

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following amounts:

	June 30, 2023	December 31, 2022
Accounts payable	$8,975,026	$5,267,492
Accrued payroll and bonuses	1,717,757	1,274,919
Accrued expenses	2,332,842	1,296,382
Accrued commissions	83,800	305,768
Accrued interest	149,546	165,776
Total accounts payable and accrued expenses	$13,258,971	$8,310,337

Note 7 – RELATED PARTY TRANSACTIONS

Independent Consulting Agreement with Stephen Scott

In August 2020, we entered into an Independent Consulting Agreement with Stephen Scott, a then director of our company, with respect to advisory and consulting services relating to our strategic and business development and sales and marketing. Mr. Scott receives a consulting fee of $11,500 per month for such services. During the three and six months ended June 30, 2023, we paid consulting fees to Mr. Scott in the amount of $34,500 and $69,000, respectively. Mr. Scott resigned from his position as a director of our company in May 2023. Mr. Scott remains a significant stockholder of our company due to his beneficial ownership.

In July 2023, we entered into an Independent Consulting Agreement with Mr. Scott to provide, on a non-exclusive basis, advisory and consulting services relating to our strategic and business development, intellectual property development, banking relationships, and strategic M&A for a period of one year. Mr. Scott will receive a consulting fee of $15,000 per month for such services under the terms of this agreement.

Managed Services Agreement with Hensley Beverage Company – Related Party

In July 2021, we entered into a 1-year Managed Services Agreement with Hensley Beverage Company to provide secured managed services. We also may be engaged by Hensley Beverage Company from time to time to provide other related services outside the scope of the Managed Services Agreement. While the agreement provides for a term through December 31, 2021, the agreement will continue until terminated by either party. For the three and six months ended June 30, 2023, we received $295,086 and $507,092, respectively, from Hensley Beverage Company for contracted services, and had an outstanding receivable balance of $139,097 and $11,132 as of June 30, 2023 and 2022, respectively. Andy McCain, a director of our company, is President and Chief Operating Officer of Hensley & Company, the parent company of Hensley Beverage Company.

Convertible Note Payable with Hensley & Company

In March 2023, we issued an unsecured convertible note to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest is due on March 20, 2025. At any time prior to or on the maturity date, Hensley & Company is permitted to convert all or any portion of the outstanding principal amount and all accrued but unpaid interest thereon into shares of our common stock at a conversion price of $1.20 per share. During the three and six months ended June 30, 2023, we recorded interest expense of $125,000 and $138,888, respectively. At June 30, 2023, we had accrued interest of $138,888. Mr. McCain, a director of our company, is President and Chief Operating Officer of Hensley & Company.

Note 8 – STOCKHOLDERS’ EQUITY

In May 2023, we completed a $4,000,000 registered direct offering of shares of our common stock, pursuant to which an aggregate 20,000,000 shares of our common stock were issued. In addition, we granted the placement agent warrants to purchase 600,000 shares of our common stock. We have used the net proceeds from the offering to repay $2.0 million in outstanding principal of short-term indebtedness and for general corporate purposes.

Options

We granted stock options vesting solely upon the continued service of the recipient. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the required service period of each award.

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	36,397,521	$2.45	-	-
Granted	3,636,656	0.40	-	-
Exercised	(1,040,817)	0.48	-	-
Expired or cancelled	(4,118,830)	3.13	-	-
Outstanding at June 30, 2023	34,874,530	$2.20	5.44	$-
Exercisable at June 30, 2023	21,316,650	$1.76	3.68	$-

Total compensation expense related to the options was $3,363,719 and $3,572,189 for the three months ended June 30, 2023 and 2022, respectively, and $8,635,778 and $8,179,332 for the six months ended June 30 2023 and 2022, respectively. As of June 30, 2023, there was future compensation expense of $27,068,138 with a weighted average recognition period of 2.35 years related to the options.

Warrant Activity Summary

The following table summarizes warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	144,200	$5.00	4.06	$-
Granted	600,000	0.25	5.00	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at June 30, 2023	744,200	$1.17	4.37	$-
Exercisable at June 30, 2023	744,200	$1.17	4.37	$-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Claims

There are no material pending legal proceedings in which we or any of our subsidiaries are a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

Indirect Taxes

We are subject to indirect taxation in some, but not all, of the various states and foreign jurisdictions in which we conduct business. Laws and regulations attempting to subject commerce conducted over the Internet to various indirect taxes are becoming more prevalent, both in the United States. and internationally, and may impose additional burdens on us in the future. Increased regulation could negatively affect our business directly, as well as the business of our customers. Taxing authorities may impose indirect taxes on the Internet-related revenue we generated based on regulations currently being applied to similar, but not directly comparable, industries. There are many transactions and calculations where the ultimate indirect tax determination is uncertain. In addition, domestic and international indirect taxation laws are complex and subject to change. We may be audited in the future, which could result in changes to our indirect tax estimates. We continually evaluate those jurisdictions in which nexus exists, and believe we maintain adequate indirect tax accruals.

As of June 30, 2023 and December 31, 2022, our accrual for estimated indirect tax liabilities was $819,959 and $409,187, respectively, reflecting our best estimate of the potential liability based on an analysis of our business activities, revenues subject to indirect taxes, and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation, or settlements could be materially different than the amounts established for indirect tax contingencies.

Material Agreements

We entered into a consulting agreement in May 2023 with Trending Equities Corp. to provide investor relations and capital introductions to us. The contract requires us to pay a minimum marketing spend of $1,100,000 over the term of the consulting agreement that terminates in November 2023. As of June 30, 2023, our remaining contractual obligation under this agreement was $950,000.

NOTE 10 – LOANS PAYABLE AND LINES OF CREDIT

Loans Payable

Loans payable was as follows:

	Interest Rate	Maturities	June 30, 2023	December 31, 2022

Term loans (US dollar denominated)	5.00% – 155.11%	2023 - 2027	$1,368,439	$5,461,520
Term loans (Chilean peso denominated)	3.48% - 7.14%	2023 - 2029	5,970,400	6,541,113
			7,338,839	12,002,633
Less, current portion			(3,593,253)	(7,758,831)
Long term loans payable			$3,745,586	$4,243,802

In June 2022, we entered into a bridge loan, secured by substantially all of our assets, in the principal amount of $5,000,000 bearing an interest rate of 4.00% per annum payable monthly with a maturity date of December 14, 2022, which was extended to March 14, 2023. We did not repay this bridge loan on the maturity date, which resulted in an event of default under the terms thereof. As a result, the interest rate applicable to amounts due under this bridge loan increased from 4.00% to 7.50%. This bridge loan was repaid in full on March 20, 2023. We recorded interest expense of zero and $116,667 during the three months and six months ended June 30, 2023, respectively.

Various subsidiaries in the United States are borrowers under certain term loans. These term loans require monthly principal and interest payments. These term loans are secured by various assets owned by our subsidiaries. We recorded aggregate interest expense on these term loans of $32,257 and $38,479 for the three and six months ended June 30, 2023, respectively. Accrued interest as of June 30, 2023 was zero. The aggregate effective interest rate of the term loans is 9.87%.

Our Latin America subsidiaries are the borrowers under certain term loans denominated in Chilean Pesos. These term loans require monthly principal and interest payments. These term loans are secured by various assets owned by our subsidiaries. We recorded aggregate interest expense on these term loans of $119,494 and $255,410 for the three and six months ended June 30, 2023. Accrued interest as of June 30, 2023 was zero. The aggregate effective interest rate of the term loans is 8.17%.

In March 2023, we entered into a Cash Advance Agreement, pursuant to which we received gross proceeds of $2,000,000 and paid $87,500 in upfront fees. The terms of the Cash Advance Agreement call for us to remit aggregate weekly payments of $99,398 until such time as we have repaid $2,870,000. The effective interest rate of the Cash Advance Agreement is 155.11%. This Cash Advance Agreement is secured by the accounts receivable of CISO Global Inc. and our wholly-owned subsidiaries, Talatek, LLC and True Digital Security, Inc. We recorded interest expense of $497,525 and $584,053 for the three and six months ended June 30, 2023, respectively.

Convertible Notes Payable

In October 2021, we issued a convertible note to Neil Stinchcombe in the principal amount of $1,500,000 bearing an interest rate of 5.00% per annum payable at maturity with a maturity date of January 27, 2022, with a conversion price of $5.00 per share. On March 10, 2022, we entered into an amendment to the note pursuant to which the maturity date was extended to October 27, 2022. In March 2023, we entered into a letter agreement with Neil Stinchcombe to resolve certain payment terms of his convertible note. We agreed to repay the principal amount of the note in three equal installments of $500,000 on each of March 31, April 28, and May 31, 2023, with accrued interest to be paid on May 31, 2023. The principal amount of this note, plus all accrued interest was repaid in full as of June 30, 2023. At December 31, 2022, we had accrued interest of $119,007. We recorded interest income of $18,118 and interest expense of $632 during the three and six months ended June 30, 2023.

In June 2022, we issued an unsecured convertible note in the principal amount of $1,000,000 bearing an interest rate of 5.00% per annum payable monthly with a maturity date of June 2023, with a conversion price of $7.83 per share. The outstanding principal of this note can be redeemed at any time by us or at maturity at 105%. At maturity in June 2023, we repaid the unpaid accrued interest on this convertible note and rolled the principal amount of $1,050,000 into a new convertible note with the lender. We recorded interest expense of $9,601 and $22,101 for the three and six months ended June 30, 2023.

In June 2023, we issued an unsecured convertible note in the principal amount of $1,050,000 bearing an interest rate of 10.00% per annum payable monthly. The principal amount, together with accrued and unpaid interest is due on June 7, 2024. At anytime prior to or on the maturity date, the holder is permitted to convert all of the outstanding principal amount into 4.20% of the authorized units of our wholly owned subsidiary vCISO, LLC. We recorded interest expense of $5,480 for the three and six months ended June 30, 2023.

In March 2023, we issued an unsecured convertible note to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest is due on March 20, 2025. At any time prior to or on the maturity date, Hensley & Company is permitted to convert all or any portion of the outstanding principal amount and all accrued but unpaid interest thereon into shares of our common stock at a conversion price of $1.20 per share. During the three and six months ended June 30, 2023, we recorded interest expense of $125,000 and $138,888, respectively. At June 30, 2023, we had accrued interest of $138,888. Mr. McCain, a director of our company, is President and Chief Operating Officer of Hensley & Company.

Future minimum payments under the above loans payable and convertible notes payable due as of June 30, 2023 were as follows:

2023 (remainder of)	$2,686,053
2024	2,775,049
2025	6,391,531
2026	596,496
2027	328,864
Thereafter	654,596
Total future minimum payments	13,432,589
Less: discount	(43,750)
13,388,839
Less: current	(4,643,253)
$8,745,586

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

When measuring lease liabilities for leases that were classified as operating leases, we discounted lease payments using our estimated incremental borrowing rate at the commencement date of each lease. The weighted average incremental borrowing rate applied was 9.78%. As of June 30, 2023, our leases had a remaining weighted average term of 4.15 years.

Operating leases are included in the unaudited condensed Consolidated Balance Sheets as follows:

	Classification	June 30, 2023	December 31, 2022
Lease assets
Operating lease cost ROU assets	Assets	$889,010	$255,687
Total lease assets		$889,010	$255,687

Lease liabilities
Operating lease liabilities, current	Current liabilities	$191,995	$121,731
Operating lease liabilities, non-current	Liabilities	732,675	159,205
Total lease liabilities		$924,670	$280,936

The components of lease costs, which are included in loss from operations in our unaudited condensed consolidated Statements of Operations, were as follows:

	Six Months Ended June 30,
	2023	2022
Leases costs
Operating lease costs	$117,331	$226,079
Short term lease cost	45,823	-
Total lease costs	$163,154	$226,079

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the six months ended June 30, 2023 were as follows:

Fiscal Year	Operating Leases
2023 (remainder of)	$153,307
2024	294,383
2025	252,513
2026	199,177
2027	205,145
Thereafter	51,661
Total future minimum lease payments	1,156,186
Amount representing interest	(231,516)
Present value of net future minimum lease payments	$924,670

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

No single customer represented over 10% of our total revenue for any period presented.

NOTE 13 – GEOGRAPHIC INFORMATION

Revenue by geography is based on the customer’s billing address and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

U.S.	$8,484,594	$9,358,105	$17,085,458	$17,764,335
Chile	6,791,435	1,869,840	11,682,753	2,793,020
All other countries	248,965	-	483,464	-
	$15,524,994	$11,227,945	$29,251,675	$20,557,355

Property and equipment, net by geography was as follows:

	June 30, 2023	December 31, 2022

U.S.	$1,177,401	$1,198,057
Chile	3,308,253	3,480,911
All other countries	1,133	1,527
	$4,486,787	$4,680,495

No other international country represented more than 10% of property and equipment, net in any period presented.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Total AOCI

Balance as of December 31, 2022	$1,062,247	$1,062,247
Other comprehensive income	1,620,726	1,620,726
Amounts reclassified from AOCI	-	-
Balance as of June 30, 2023	$2,682,973	$2,682,973

NOTE 15 – SUBSEQUENT EVENTS

In July 2023, we entered into a stock purchase agreement with SB Cyber Technologies, LLC and its members, pursuant to which we acquired all of the issued and outstanding units of SB Cyber Technologies, LLC.

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

Unless otherwise indicated or the context requires otherwise, the terms “we,” “us,” “our,” and “our company” refer to CISO Global Inc., a Delaware corporation, and its wholly owned subsidiaries. Unless otherwise specified, all dollar amounts are expressed in U.S. dollars.

First Quarter 2023 Highlights

Our operating results for the six months ended June 30, 2023 included the following:

●	Total revenue increased by $8.7 million to $29.3 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.
●	Total gross profit increased to $1.4 million for the six months ended June 30, 2023, as compared to $0.8 million the six months ended June 30, 2022.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Our financial results for the three months ended June 30, 2023 are summarized as follows in comparison to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022	Variance
Revenue:
Security managed services	$13,590,505	$10,376,169	$3,214,336
Professional services	1,934,489	851,776	1,082,713
Total revenue	15,524,994	11,227,945	4,297,049

Cost of revenue:
Security managed services	7,309,461	3,765,426	3,544,035
Professional services	250,740	163,152	87,588
Cost of payroll	5,255,778	4,707,984	547,794
Stock based compensation	1,697,181	1,825,890	(128,709)
Total cost of revenue	14,513,160	10,462,452	4,050,708
Total gross profit	1,011,834	765,493	246,341
Operating expenses:
Professional fees	663,552	945,148	(281,596)
Advertising and marketing	53,776	240,504	(186,728)
Selling, general, and administrative	6,112,875	4,468,415	1,644,460
Stock based compensation	2,115,039	2,404,049	(289,010)
Impairment of goodwill	20,838,804	-	20,838,804
Total operating expenses	29,784,046	8,058,116	21,725,930

Loss from operations	(28,772,212)	(7,292,623)	(21,479,589)
Other income (expense):
Other income	209,639	17,425	192,214
Interest expense, net	(766,090)	(64,648)	(701,442)

Total other income (expense)	(556,451)	(47,223)	(509,228)

Loss before income taxes	$(29,328,663)	$(7,339,846)	$(21,988,817)

Revenue

Security managed services revenue increased by $3,214,336, or 31%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to revenue acquired through our completion of three acquisitions over the last 12 months and new and existing customer revenue growth.

Professional services revenue increased by $1,082,713, or 127%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to revenue acquired through our completion of three acquisitions over the last 12 months and new and existing customer revenue growth.

Expenses

Cost of Revenue

Security managed services cost of revenue increased by $3,544,035, or 94%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to our completion of three acquisitions over the last 12 months.

Professional services cost of revenue increased by $87,588, or 54%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, due to our increase in revenue from professional services from three acquisitions completed over the last 12 months.

Cost of payroll increased by $547,794, or 12%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, due to headcount added primarily through our completion of three acquisitions over the last 12 months.

Stock-based compensation expenses decreased by $128,709, or 7%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, due to the timing of recognition of the reversal of expense for options forfeited by former employees.

Operating Expenses

Professional fees decreased by $281,596, or 30%, for the three months ended June 30, 2023 as compared to three months ended June 30, 2022, due to a decrease in accounting, legal, and other professional fees incurred related to our Form S-3 filing in June 2022 which did not recur in 2023.

Advertising and marketing expenses decreased by $186,728, or 78%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, due to utilization of more internal marketing resources.

Selling, general, and administrative expenses increased by $1,644,460, or 37%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to headcount added through our completion of three acquisitions over the last 12 months.

Stock based compensation expenses decreased by $289,010, or 12%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, due to the timing of recognition of the reversal of expense for options forfeited by former employees.

Impairment of goodwill increased by $20,838,804, or 100%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, due to our analysis of our carrying amount of goodwill being impaired.

Comparison of the Six Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Our financial results for the six months ended June 30, 2023 are summarized as follows in comparison to the three months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Variance
Revenue:
Security managed services	$25,356,638	$18,428,394	$6,928,244
Professional services	3,895,037	2,128,961	1,766,076
Total revenue	29,251,675	20,557,355	8,694,320

Cost of revenue:
Security managed services	12,870,024	6,368,350	6,501,674
Professional services	449,033	273,489	175,544
Cost of payroll	11,056,435	9,153,834	1,902,601
Stock based compensation	3,465,265	3,947,473	(482,208)
Total cost of revenue	27,840,757	19,743,146	8,097,611
Total gross profit	1,410,918	814,209	596,709
Operating expenses:
Professional fees	2,340,939	1,568,209	772,730
Advertising and marketing	169,170	395,845	(226,675)
Selling, general, and administrative	15,621,641	9,171,958	6,449,683
Stock based compensation	5,744,014	4,969,559	774,455
Impairment of goodwill	41,038,172	-	41,038,172
Total operating expenses	64,913,936	16,105,571	48,808,365

Loss from operations	(63,503,018)	(15,291,362)	(48,211,656)
Other income (expense):
Other income	53,219	29,968	23,251
Interest expense, net	(1,156,231)	(108,233)	(1,047,998)

Total other income (expense)	(1,103,012)	(78,265)	(1,024,747)

Loss before income taxes	$(64,606,030)	$(15,369,627)	$(49,236,403)

Revenue

Security managed services revenue increased by $6,928,244, or 38%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to revenue acquired through our completion of three acquisitions over the last 12 months and new and existing customer revenue growth.

Professional services revenue increased by $1,766,076, or 83%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to revenue acquired through our completion of three acquisitions over the last 12 months and new and existing customer revenue growth.

Expenses

Cost of Revenue

Security managed services cost of revenue increased by $6,501,674, or 102%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to our completion of three acquisitions over the last 12 months.

Professional services cost of revenue increased by $175,544, or 64%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, due to our increase in revenue from professional services from three acquisitions completed over the last 12 months.

Cost of payroll increased by $1,902,601, or 21%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, due to headcount added primarily through our completion of three acquisitions over the last 12 months.

Stock-based compensation expenses decreased by $482,208, or 12%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, due to the timing of recognition of the reversal of expense for options forfeited by former employees.

Operating Expenses

Professional fees increased by $772,730, or 49%, for the six months ended June 30, 2023 as compared to six months ended June 30, 2022, due to an increase in accounting, legal, and other professional fees incurred related to our periodic SEC filings and our efforts to raise additional capital.

Advertising and marketing expenses decreased by $226,675, or 57%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, due to utilization of more internal marketing resources.

Selling, general, and administrative expenses increased by $6,449,683, or 70%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to our analysis of our carrying amount of intangible assets being impaired and headcount added through our completion of three acquisitions over the last 12 months.

Stock based compensation expense increased by $774,455, or 16%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, due to an increase in stock options awarded to employees through the completion of three acquisitions in the last 12 months and an increase in headcount in administration positions.

Impairment of goodwill increased by $41,038,172, or 100%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, due to our analysis of our carrying amount of goodwill being impaired.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. For the six months ended June 30, 2023, we incurred a net loss of $64,170,352 and negative cash flows from operations of $5,318,960 and expect to incur further losses through the end of 2023. In the report accompanying our financial statements for the year ended December 31, 2022, our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so based on our recurring losses from operations and need to raise additional capital. These condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

As of June 30, 2023, we had $291,351,048 of available funding under our S-3 Registration Statement from which we may issue our securities to fund current and future operations, assuming there is adequate demand for our securities.

Working Capital Deficit

Our working capital deficit as of June 30, 2023, in comparison to our working capital deficit as of December 31, 2022, is summarized as follows:

	As of
	June 30,	December 31,
	2023	2022
Current assets	$16,022,786	$14,398,795
Current liabilities	23,144,217	23,213,039
Working capital deficit	$(7,121,431)	$(8,814,244)

The increase in current assets is primarily due to an increase in accounts receivable and prepaid expenses and other current assets of $795,246 and $528,163, respectively. Current liabilities remained consistent due to an increase in accounts payable and accrued expenses and deferred revenue of $4,948,634 and $577,858, respectively, offset by a decrease in loans payable and convertible notes payable of $4,165,578 and $1,500,000, respectively.

Cash Flows

Our cash flows for the six months ended June 30, 2023, in comparison to our cash flows for the six months ended June 30, 2022, is summarized as follows:

	Six Months ended June 30,
	2023	2022
Net cash used in operating activities	$(5,318,960)	$(3,015,795)
Net cash used in investing activities	(148,866)	(5,021,626)
Net cash provided by financing activities	5,493,207	9,011,005
Effect of exchange rates on cash and cash equivalents	13,631	164,288
Increase in cash	$39,012	$1,137,872

Operating Activities

Net cash used in operating activities was $5,318,960 for the six months ended June 30, 2023 and was primarily due to cash used to fund a net loss of $64,170,352, adjusted for non-cash expenses in the aggregate of $55,321,005 and additional cash inflow by changes in the levels of operating assets and liabilities, primarily as a result of an increase in accounts receivable, current assets, deferred revenue and accounts payable and accrued expenses. Net cash used in operating activities was $3,574,474 for the six months ended June 30, 2022 and was primarily due to cash used to fund a net loss of $15,369,627, adjusted for non-cash expenses in the aggregate of $10,206,845, partially offset by cash generated by changes in the levels of operating assets and liabilities, primarily as a result of an increase in accounts payable.

Investing Activities

Net cash used in investing activities of $148,866 for the six months ended June 30, 2023 was due to purchases of property and equipment. Net cash used in investing activities of $5,114,700 for the six months ended June 30, 2022 and was primarily due to net cash paid in the acquisition of True Digital Security, Inc.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $5,493,207, which was primarily due to cash received from the sale of our common stock of $6,682,198, $2,210,022 in net proceeds from our loans payable, and $6,050,000 in proceeds from convertible notes payable, offset by aggregate repayments on loans payable and convertible notes payable of $9,847,980. Net cash provided by financing activities for the six months ended June 30, 2022 was $14,781,284, which was primarily due to cash received from the sale of our common stock in our public offering of $9,521,798 and $5,975,000 in net proceeds from our bridge loans.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in the notes to our condensed consolidated financial statements included herein for the quarter and six months ended June 30, 2023 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023.

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

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually at year end or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment at the reporting level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and revenue multiple approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Thus there remains a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by our registered public accounting firm regarding our internal control over financial reporting. Accordingly, we cannot provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, to allow our principal financial and executive officers to make timely decisions regarding required disclosures as of June 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, other than those noted above, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2023, we issued 3,000,000 shares of our common stock to Trending Equities Corp. in exchange for providing marketing and investor relations services.

On May 19, 2023, we issued a warrant to Titan Partners Group, LLC, the Placement Agent for our registered direct offering, to purchase 600,000 shares of our common stock at a price of $0.25 per share. The warrant is exercisable at any time on or after November 19, 2023, and expires on May 19, 2028.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended June 30, 2023, no director or officer of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	05/15/2023
3.2	Amended and Restated By-Laws of the Registrant	8-K	3.2	04/10/2023
4.1	Form of Placement Agent Warrant	8-K	4.1	05/17/2023
10.1	Form of Securities Purchase Agreement, dated May 16, 2023, by and between the Registrant and each Purchaser thereto	8-K	10.1	05/17/2023
10.2	Placement Agency Agreement, dated May 16, 2023, by and between the Registrant and each Purchaser thereto	8-K	10.1	05/17/2023
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

#Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CISO GLOBAL, INC.

By:	/s/ David G. Jemmett
David G. Jemmett
Chief Executive Officer
(Principal Executive Officer)
Date:	August 9, 2023

By:	/s/ Debra L. Smith
Debra L. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	August 9, 2023

