Form 10-Q
period 2023-09-30
CISO Global, Inc.
filed 2023-11-13
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 13, 2023, there were 180,176,477 shares of the registrant’s common stock outstanding.

CISO GLOBAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

Forward-looking statements made in this Quarterly Report on Form 10-Q include statements about:

●	that we continually seek to identify and acquire cybersecurity talent to expand our service scope and geographical coverage to provide the best possible service for our clients;

●	our belief that our cash balance as of the date of this filing, together with anticipated revenues, will be sufficient to meet our anticipated cash requirement for the near term;

●	the doubt about our ability to continue as a going concern;

●	our efforts to developing our business, reducing overhead costs, and capital raising;

●	our plan to improve our liquidity by a planned reduction in overhead costs and actively pursuing additional debt and/or equity financing through discussions with investment bankers and private investors;

●	our estimate for indirect tax liabilities; and

●	our expectation that we will incur further losses through the end of 2023.

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

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CISO GLOBAL, INC. and subsidiaries

CONDENSED Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022

ASSETS

Current Assets:
Cash and cash equivalents	$770,480	$1,833,163
Accounts receivable, net	6,070,619	7,862,297
Inventory	72,572	11,803
Prepaid cost of revenue	2,989,300	2,634,667
Prepaid expenses and other current assets	1,422,164	1,724,650
Contract asset	264,776	332,215
Total Current Assets	11,589,911	14,398,795

Property and equipment, net	3,983,840	4,680,495
Right of use asset, net	824,178	255,687
Intangible assets, net	4,164,782	8,475,229
Goodwill	35,557,637	76,664,017
Other assets	19,375	22,592

Total Assets	$56,139,723	$104,496,815

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$13,161,294	$8,310,337
Deferred revenue	4,863,166	4,472,140
Lease liability	161,154	121,731
Loans payable	3,727,647	7,758,831
Convertible notes payable	1,050,000	2,550,000
Total Current Liabilities	22,963,261	23,213,039

Long-term Liabilities:
Loans payable, net of current portion	3,277,174	4,243,802
Convertible notes payable, related party	5,000,000	-
Lease liability, net of current portion	706,903	159,205
Deferred tax liability	-	435,678

Total Liabilities	31,947,338	28,051,724

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.00001 par value; 300,000,000 shares authorized; 178,176,477 and 146,395,807 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,782	1,464
Preferred stock, $.00001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	170,365,244	153,168,984
Accumulated other comprehensive income	1,290,578	1,062,247
Accumulated deficit	(147,465,219)	(77,787,604)
Total Stockholders’ Equity	24,192,385	76,445,091

Total Liabilities and Stockholders’ Equity	$56,139,723	$104,496,815

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CISO GLOBAL, INC. and subsidiaries

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenue:
Security managed services	$12,266,690	$10,061,304	$37,623,328	$28,489,698
Professional services	1,798,431	1,191,728	5,693,468	3,320,689
Total revenue	14,065,121	11,253,032	43,316,796	31,810,387

Cost of revenue:
Security managed services	5,574,180	4,310,378	18,444,204	10,678,728
Professional services	234,549	182,413	683,582	455,902
Cost of payroll	5,458,001	4,978,768	16,514,436	14,132,602
Stock based compensation	317,851	857,950	3,783,116	4,805,423
Total cost of revenue	11,584,581	10,329,509	39,425,338	30,072,655
Total gross profit	2,480,540	923,523	3,891,458	1,737,732

Operating expenses:
Professional fees	745,426	624,391	3,086,365	2,192,600
Advertising and marketing	119,814	245,495	288,984	641,340
Selling, general and administrative	5,557,328	6,684,747	21,178,969	15,856,705
Stock based compensation	677,231	1,791,724	6,421,245	6,761,283
Impairment of goodwill	-	-	41,038,172	-
Total operating expenses	7,099,799	9,346,357	72,013,735	25,451,928

Loss from operations	(4,619,259)	(8,422,834)	(68,122,277)	(23,714,196)

Other income (expense):
Other income	(121,689)	29,968	(68,470)	134,447
Interest expense, net	(766,315)	(108,233)	(1,922,546)	(293,991)

Total other income (expense)	(888,004)	(78,265)	(1,991,016)	(159,544)

Loss before income taxes	(5,507,263)	(8,501,099)	(70,113,293)	(23,873,740)

Benefit from income taxes	-	-	(435,678)	-

Net loss	(5,507,263)	(8,501,099)	(69,677,615)	(23,873,740)
Foreign currency translation adjustment	(1,392,395)	(908,987)	228,331	(2,207,256)

Comprehensive loss	$(6,899,658)	$(9,410,086)	$(69,449,284)	$(26,080,996)

Net loss per common share - basic and diluted	$(0.03)	$(0.06)	$(0.44)	$(0.17)

Weighted average shares outstanding - basic	178,077,576	142,295,780	159,391,428	136,764,168
Weighted average shares outstanding - diluted	178,077,576	142,295,780	159,391,428	136,764,168

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CISO GLOBAL, INC. and subsidiaries

CONDENSED Consolidated STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Total

Balance at January 1, 2023	146,395,807	$1,464	-	-	$153,168,984	$1,062,247	$(77,787,604)	$76,445,091

Stock based compensation - stock options	-	-	-	-	9,190,027	-	-	9,190,027
Stock based compensation - common stock	3,500,000	35	-	-	733,465	-	-	733,500
Stock issued for cash	26,739,853	268	-	-	6,681,930	-	-	6,682,198
Exercise of options	1,040,817	10	-	-	491,843	-	-	491,853
Stock issued for SB Cyber acquisition	500,000	5	-	-	98,995	-	-	99,000
Foreign currency translation	-	-	-	-	-	228,331	-	228,331
Net loss	-	-	-	-	-	-	(69,677,615)	(69,677,615)
Balance at September 30, 2023	178,176,477	$1,782	-	$-	$170,365,244	$1,290,578	$(147,465,219)	$24,192,385

Balance at January 1, 2022	125,852,971	$1,258	-	-	$69,309,369	$-	$(44,012,422)	$25,298,205

Stock based compensation - stock options	-	-	-	-	10,432,048	-	-	10,432,048
Stock based compensation - common stock	736,819	7	-	-	1,592,977	-	-	1,592,984
Stock issued for cash	304,608	3	-	-	1,040,962	-	-	1,040,965
Exercise of options	2,459,809	25	-	-	1,359,239	-	-	1,359,264
Stock issued for cash in public offering	2,060,000	21	-	-	9,521,777	-	-	9,521,798
Stock issued for True Digital acquisition	8,229,000	82	-	-	34,726,298	-	-	34,726,380
Stock issued for VelocIT acquisition	256,678	3	-	-	(3)	-	-	-
Stock issued for Red74 acquisition	34,000	-	-	-	-	-	-	-
Stock issued for Creatrix acquisition	600,000	6	-	-	3,629,994	-	-	3,630,000
Stock issued for CyberViking acquisition	499,000	5	-	-	1,836,315	-	-	1,836,320
Stock issued for CUATROi acquisition	2,166,922	22	-	-	6,847,452	-		6,847,474
Stock issued for NLT Secure acquisition	2,745,872	27	-	-	6,919,570	-	-	6,919,597
Foreign currency translation	-	-	-	-	-	(2,207,256)	-	(2,207,256)
Net loss	-	-	-	-	-	-	(23,873,740)	(23,873,740)
Balance at September 30, 2022	145,945,679	$1,459	-	$-	$147,215,998	$(2,207,256)	$(67,886,162)	$77,124,039

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

CISO GLOBAL, INC. and subsidiaries

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(69,677,615)	$(23,873,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - stock options	9,190,027	10,432,048
Stock based compensation - common stock	733,500	1,134,658
Depreciation and amortization	2,411,989	2,138,493
Right of use amortization	165,291	184,167
Other	93,199	50,362
Impairment of intangible assets	3,023,709	-
Impairment of goodwill	40,651,586	-
Changes in operating assets and liabilities:
Accounts receivable, net	1,689,837	887,816
Inventory	(66,296)	(106,246)
Contract assets	67,440	(330,067)
Prepaids and other current assets	(232,829)	(1,952,488)
Accounts payable and accrued expenses	5,129,336	3,003,623
Lease liability	(307,816)	(154,816)
Settlement liability	-	(470,000)
Deferred revenue	424,144	1,205,893

Net cash used in operating activities	(6,704,498)	(7,850,297)

Cash flows from investing activities:

Purchases of property and equipment	(166,278)	(510,973)
Cash (paid)/acquired in acquisitions, net	30,430	(5,533,244)

Net cash used in investing activities	(135,848)	(6,044,217)

Cash flows from financing activities:
Proceeds from sale of common stock	6,682,198	10,562,763
Proceeds from stock option exercise	491,853	1,359,264
Proceeds from loan payable	4,448,641	5,000,000
Proceeds from convertible notes payable, related party	5,000,000	-
Proceeds from convertible note payable	1,050,000	1,000,000
Proceeds from line of credit	173,477	86,585
Payment on line of credit	(174,547)	-
Payment on loans payable	(9,206,420)	(369,829)
Payment on notes payable, related party	-	(1,575,510)
Payment of convertible note payable	(2,550,000)	-
Payment of debt issuance cost	(137,500)	(25,000)

Net cash provided by financing activities	5,777,702	16,038,273

Effect of exchange rates on cash and cash equivalents	(39)	19,539

Net (decrease)/increase in cash and cash equivalents	(1,062,683)	2,163,298

Cash and cash equivalents - beginning of the period	1,833,163	2,725,035

Cash and cash equivalents - end of the period	$770,480	$4,888,333

Supplemental cash flow information:
Cash paid for:
Interest	$2,094,020	$224,813
Income taxes	$-	$-
Supplemental disclosure of non-cash transactions:
Operating lease assets obtained in exchange for operating lease obligations	$733,782	$476,986
Common stock issued in VelocIT acquisition	$-	$-
Common stock issued in RED 74 acquisition	$-	$-
Common stock issued in NLT Secure acquisition	$-	$6,919,597
Common stock issued in SB Cyber acquisition	$99,000	$-

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

We believe that culture is the foundation of every successful cybersecurity and compliance program, as it affects every area of the business, from policies and practices to technology settings and configurations. To deliver that outcome, we offer a holistic approach that provides these services in a unified way from a dedicated team of subject matter experts. In contrast to the majority of cybersecurity firms that are focused on a specific technology or service, we seek to differentiate ourselves by focusing on leveraging teams of highly sought-after practitioners, as well as designing best-in-class solutions to accompany them. We continually seek to identify and acquire cybersecurity talent to expand our service scope and geographical coverage to provide the best possible service for our clients.

We believe that bringing together a world-class team of technological experts with multi-faceted expertise in the critical aspects of cybersecurity is key to providing solutions to our clients. As we help them build cyber resilience, we recognize that today’s business environment suffers from widespread cybersecurity ineffectiveness due to key challenges in attracting and retaining cybersecurity talent. This workforce shortfall drives consistent demand for both cybersecurity expertise and cutting edge, automated solutions that can supplement in-house teams’ existing capabilities. Our goal is to leverage thought leadership and innovation to help our clients create a culture of security across their people, processes, and technologies, helping them quantify, define, and capture a return on investment from information technology and cybersecurity spending. Our brand is founded on and rallies around a simple truth that experts learn through experience, “Cyber security is a Culture, not a Product™.”

Basis of Presentation

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), the instructions to Form 10-Q pursuant to regulations of the SEC, and include our accounts and the accounts of our subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2023, we incurred a net loss of $69,677,615 and had negative cash flows from operations of $6,704,498. At September 30, 2023, we had total current assets of $11,589,911 and total current liabilities of $22,963,261, resulting in a working capital deficit of $11,373,350. At September 30, 2023, we had cash and cash equivalents of $770,480.

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. We periodically assess our accounts and other receivables for collectability on a current expected credits loss basis. We provide for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. We write off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of September 30, 2023 and December 31, 2022, our allowance for doubtful accounts was $224,629 and $270,011, respectively.

Inventory

Inventory consists of computer equipment for sale to customers. Inventory is measured using the first-in, first-out method and stated at lower of cost or net realizable value as of September 30, 2023 and December 31, 2022. The value of inventories is reduced for excess and obsolete inventories. We monitor inventory to identify events that would require impairment due to obsolete inventory and adjust the value of inventory when required. We recorded no inventory impairment losses for the three and nine months ended September 30, 2023 and 2022.

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For dilutive securities, all outstanding options, warrants, and convertible debt is considered potentially outstanding common stock. The dilutive effect, if any, of stock options and warrants is calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options and shares issuable upon conversion thereof have been excluded from our computation of net loss per common share for the three and nine months ended September 30, 2023 and 2022.

The following tables summarize the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to our net loss position even though the exercise price could be less than the average market price of the common shares:

	September 30, 2023	December 31, 2022
Stock options	33,820,457	36,397,521
Warrants	744,200	144,200
Convertible debt	4,166,667	430,718
Total	38,731,324	36,972,439

Deferred Revenue

Deferred revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the services provided to our customers or annual licenses and is recognized as services are performed or ratably over the life of the license. We generally invoice customers in advance or in milestone-based installments. Deferred revenue of $3,629,416 was recognized as revenue for the nine months ended September 30, 2023, which was included in the deferred revenue balance as of December 31, 2022. As of September 30, 2023, deferred revenue is expected to be recognized during the succeeding 12-month period and is therefore presented as current.

Deferred revenue consisted of the following:

	September 30, 2023	December 31, 2022
Security managed services	$4,131,529	$3,609,087
Professional services	731,637	863,053
Total deferred revenue	$4,863,166	$4,472,140

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

We utilize ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. We account for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At September 30, 2023, our net deferred tax asset has been fully reserved due to our current period impairment, we expect to be in a net deferred tax asset position in Chile, and a valuation allowance has been recorded for this jurisdiction during the current period.

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

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid expenses	$572,285	$987,651
Prepaid taxes	785,456	572,645
Prepaid insurance	64,423	164,354
Total prepaid expenses and other current assets	$1,422,164	$1,724,650

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2023	December 31, 2022
Computer equipment	$1,284,250	$1,264,713
Building	1,697,296	1,776,040
Leasehold improvements	522,255	541,647
Vehicles	-	28,229
Furniture and fixtures	166,210	151,142
Software	1,721,170	1,667,283
	5,391,181	5,429,054
Less: accumulated depreciation	(1,407,341)	(748,559)
Property and equipment, net	$3,983,840	$4,680,495

Total depreciation expense was $220,703 and $186,738 for the three months ended September 30, 2023 and 2022, respectively, and was $762,514 and $519,121 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Goodwill

During the quarterly period ended September 30, 2023, our share price reduction was determined to be an indicator of impairment under ASC 350 of our two reporting units, United States and Latin America. We performed an ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of a reporting unit below its carrying value. The valuation limitation from our recent share price decline caused us to perform an interim goodwill impairment test as of September 30, 2023.

Based on the results of this testing, we did not record a pre-tax, non-cash impairment charge related to the United States reporting unit and Latin America reporting unit, respectively, for the three-months ended September 30, 2023. For the nine-months ended September 30, 2023, we recorded $31,776,819 and $9,261,353 of pre-tax, non-cash impairment charges related to the United States reporting unit and Latin America reporting units, respectively. This charge is recorded as Impairment of goodwill on the Consolidated Statements of Operations and Comprehensive Loss. The overall enterprise fair value was limited by the recent decline in our share price. The reduction in fair value for the reporting units, and corresponding impairment charge, was primarily driven by an increase in the discount rate arising from higher equity premiums that reflect significant uncertainty surrounding our company and a decrease in forecasted near-term cashflows of our reporting units.

As part of our quantitative testing process for goodwill of the reporting units, we estimated fair values using a revenue multiple analysis, a form of the income approach, from the perspective of a market participant. Significant assumptions used in the revenue multiple approach are revenue growth rates and revenue multiples of key comparable companies within our industry.

The following table summarizes the changes in goodwill during the nine months ended September 30, 2023:

Balance December 31, 2022	$76,664,017
Impairment	(41,038,172)
Foreign currency translation adjustment	(68,208)
Ending balance, September 30, 2023	$35,557,637

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

Based on the results of this testing, we recorded pre-tax, non-cash impairment charges totaling zero and $3,116,039 for the three and nine-months ended September 30, 2023, respectively, related to our customer base, intellectual property, tradenames-trademarks and non-compete, which is included in the net carry amount of intangibles in the table below. These charges were recorded in Selling, general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Loss.

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

Following the recognition of the impairment losses, the affected assets had an aggregate carrying value of $483,738 as of September 30, 2023.

Intangible assets, net are summarized as follows:

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$4,024,463	$(2,124,575)	$1,899,888
Customer base	1,191,491	(610,927)	580,564
Non-compete agreements	665,855	(590,003)	75,852
Intellectual property/technology	2,562,917	(954,439)	1,608,478
	$8,444,726	$(4,279,944)	$4,164,782

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$4,744,409	$(1,167,476)	$3,576,933
Customer base	2,949,143	(449,565)	2,499,578
Non-compete agreements	796,583	(436,611)	359,972
Intellectual property/technology	2,659,391	(620,645)	2,038,746
	$11,149,526	$(2,674,297)	$8,475,229

The weighted average remaining useful life of identifiable amortizable intangible assets remaining is 3.29 years as of September 30, 2023.

Amortization of identifiable intangible assets for the three months ended September 30, 2023 and 2022 was $384,126 and $797,703, respectively, and was $1,655,911 and $1,615,170 for the nine months ended September 30, 2023 and 2022, respectively.

Based on the balance of intangible assets at September 30, 2023, expected future amortization expense is as follows:

2023 (remainder of)	$397,060
2024	1,323,051
2025	1,134,113
2026	1,020,342
2027	290,216
$4,164,782

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following amounts:

	September 30, 2023	December 31, 2022
Accounts payable	$8,631,762	$5,267,492
Accrued payroll and bonuses	1,883,593	1,274,919
Accrued expenses	2,251,244	1,296,382
Accrued commissions	93,449	305,768
Accrued interest	301,246	165,776
Total accounts payable and accrued expenses	$13,161,294	$8,310,337

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

In July 2023, we entered into an Independent Consulting Agreement with Mr. Scott to provide, on a non-exclusive basis, advisory and consulting services relating to our strategic and business development, intellectual property development, banking relationships, and strategic M&A for a period of one year. Mr. Scott will receive a consulting fee of $15,000 per month for such services under the terms of this agreement. During the three and nine months ended September 30, 2023, we paid consulting fees to Mr. Scott in the amount of $45,000 and $114,000, respectively. Mr. Scott resigned from his position as a director of our company in May 2023. Mr. Scott remains a significant stockholder of our company due to his beneficial ownership.

Managed Services Agreement with Hensley Beverage Company – Related Party

In July 2021, we entered into a 1-year Managed Services Agreement with Hensley Beverage Company to provide secured managed services. We also may be engaged by Hensley Beverage Company from time to time to provide other related services outside the scope of the Managed Services Agreement. While the agreement provides for a term through December 31, 2021, the agreement will continue until terminated by either party. For the three and nine months ended September 30, 2023, we received $416,058 and $923,150, respectively, from Hensley Beverage Company for contracted services, and had an outstanding receivable balance of $176,944 and $39,615 as of September 30, 2023 and 2022, respectively. Andy McCain, a director of our company, is President and Chief Operating Officer of Hensley & Company, the parent company of Hensley Beverage Company.

Convertible Note Payable with Hensley & Company

In March 2023, we issued an unsecured convertible note to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest is due on March 20, 2025. At any time prior to or on the maturity date, Hensley & Company is permitted to convert all or any portion of the outstanding principal amount and all accrued but unpaid interest thereon into shares of our common stock at a conversion price of $1.20 per share. During the three and nine months ended September 30, 2023, we recorded interest expense of $125,000 and $263,888, respectively. At September 30, 2023, we had accrued interest of $263,888. Mr. McCain, a director of our company, is President and Chief Operating Officer of Hensley & Company.

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

For the nine months ended September 30, 2023, we sold 6,739,853 shares of our common stock for net proceeds of $3,283,165 through our at-the-market offering under our S-3 Registration Statement.

Our 2023 Equity Incentive Plan (the “2023 Plan”), which replaces our 2019 Equity Incentive Plan (the “2019 Plan”), became effective on September 13, 2023. The total number of shares of our common stock reserved and available for delivery under the 2023 Plan at any time during the term of the 2023 Plan will be 40,000,000 shares plus any shares remaining available for delivery under the 2019 Plan on the effective date of the 2023 Plan. As of the effective date of the 2023 Plan, there were 21,839,752 shares remaining available for delivery under the 2019 Plan. Therefore, as of September 13, 2023, there were an aggregate of 61,839,752 shares reserved and available for delivery under the 2023 Plan. In addition, to the extent that any stock options pursuant to the 2019 Plan expire, terminate, or are canceled or forfeited under the terms of the 2019 Plan, the shares of common stock reserved for issuance pursuant to such stock options will become available for issuance under the 2023 Plan.

Options

We granted stock options vesting solely upon the continued service of the recipient. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the required service period of each award.

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	36,397,521	$2.45	-	-
Granted	4,414,833	0.40	-	-
Exercised	(1,040,817)	0.48	-	-
Expired or cancelled	(5,951,080)	2.99	-	-
Outstanding at September 30, 2023	33,820,457	$2.12	4.78	$70,000
Exercisable at September 30, 2023	22,812,881	$1.80	3.34	$70,000

Total compensation expense related to the options was $554,249 and $2,252,716 for the three months ended September 30, 2023 and 2022, respectively, and $9,190,027 and $10,432,048 for the nine months ended September 30 2023 and 2022, respectively. As of September 30, 2023, there was future compensation expense of $21,175,369 with a weighted average recognition period of 2.09 years related to the options.

Warrant Activity Summary

The following table summarizes warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	144,200	$5.00	4.06	$-
Granted	600,000	0.25	5.00	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at September 30, 2023	744,200	$1.17	4.37	$-
Exercisable at September 30, 2023	744,200	$1.17	4.37	$-

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

As of September 30, 2023 and December 31, 2022, our accrual for estimated indirect tax liabilities was $556,151 and $409,187, respectively, reflecting our best estimate of the potential liability based on an analysis of our business activities, revenues subject to indirect taxes, and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation, or settlements could be materially different than the amounts established for indirect tax contingencies.

NOTE 10 – LOANS PAYABLE AND LINES OF CREDIT

Loans Payable

Loans payable was as follows:

	Interest Rate	Maturities	September 30, 2023	December 31, 2022

Term loans (US dollar denominated)	5.00% – 155.11%	2023 - 2027	$1,934,663	$5,461,520
Term loans (Chilean peso denominated)	3.48% - 7.14%	2023 - 2029	5,070,158	6,541,113
			7,004,821	12,002,633
Less, current portion			(3,727,647)	(7,758,831)
Long term loans payable			$3,277,174	$4,243,802

In June 2022, we entered into a bridge loan, secured by substantially all of our assets, in the principal amount of $5,000,000 bearing an interest rate of 4.00% per annum payable monthly with a maturity date of December 14, 2022, which was extended to March 14, 2023. We did not repay this bridge loan on the maturity date, which resulted in an event of default under the terms thereof. As a result, the interest rate applicable to amounts due under this bridge loan increased from 4.00% to 7.50%. This bridge loan was repaid in full on March 20, 2023. We recorded interest expense of zero and $116,667 during the three months and nine months ended September 30, 2023, respectively.

Various subsidiaries in the United States are borrowers under certain unsecured term loans. These term loans require monthly principal and interest payments. We recorded aggregate interest expense on these term loans of $8,536 and $47,015 for the three and nine months ended September 30, 2023, respectively. Accrued interest as of September 30, 2023 was zero. The aggregate effective interest rate of the term loans is 9.87%.

Our Latin America subsidiaries are the borrowers under certain term loans denominated in Chilean Pesos. These term loans require monthly principal and interest payments. These term loans are secured by various assets owned by our subsidiaries. We recorded aggregate interest expense on these term loans of $141,269 and $396,679 for the three and nine months ended September 30, 2023. Accrued interest as of September 30, 2023 was zero. The aggregate effective interest rate of the term loans is 9.11%.

In March 2023, we entered into a Cash Advance Agreement, pursuant to which we received gross proceeds of $2,000,000 and paid $87,500 in upfront fees. The terms of the Cash Advance Agreement call for us to remit aggregate weekly payments of $99,398 until such time as we have repaid $2,870,000. The effective interest rate of the Cash Advance Agreement is 155.11%. This Cash Advance Agreement is secured by the accounts receivable of CISO Global Inc. and our wholly owned subsidiaries, Talatek, LLC and True Digital Security, Inc. We recorded interest expense of $237,964 and $822,017 for the three and nine months ended September 30, 2023, respectively.

In August 2023, we entered into a second Cash Advance Agreement, pursuant to which we received gross proceeds of $2,000,000 and paid $50,000 in upfront fees. The terms of the Cash Advance Agreement call for us to remit weekly payments of $80,588 until such time as we have repaid $2,740,000. The effective interest rate of the Cash Advance Agreement is 112.00%. This Cash Advance Agreement is secured by the accounts receivable of CISO Global Inc. and our wholly owned subsidiaries, Talatek, LLC and True Digital Security, Inc. We recorded interest expense of $226,164 for the three and nine months ended September 30, 2023.

Convertible Notes Payable

In October 2021, we issued a convertible note to Neil Stinchcombe in the principal amount of $1,500,000 bearing an interest rate of 5.00% per annum payable at maturity with a maturity date of January 27, 2022, with a conversion price of $5.00 per share. On March 10, 2022, we entered into an amendment to the note pursuant to which the maturity date was extended to October 27, 2022. In March 2023, we entered into a letter agreement with Neil Stinchcombe to resolve certain payment terms of his convertible note. We agreed to repay the principal amount of the note in three equal installments of $500,000 on each of March 31, April 28, and May 31, 2023, with accrued interest to be paid on May 31, 2023. The principal amount of this note, plus all accrued interest was repaid in full as of June 30, 2023. At December 31, 2022, we had accrued interest of $119,007. We recorded interest income of zero and interest expense of $632 during the three and nine months ended September 30, 2023.

In June 2022, we issued an unsecured convertible note in the principal amount of $1,000,000 bearing an interest rate of 5.00% per annum payable monthly with a maturity date of June 2023, with a conversion price of $7.83 per share. The outstanding principal of this note can be redeemed at any time by us or at maturity at 105%. At maturity in June 2023, we repaid the unpaid accrued interest on this convertible note and rolled the principal amount of $1,050,000 into a new convertible note with the lender. We recorded interest expense of zero and $22,101 for the three and nine months ended September 30, 2023.

In June 2023, we issued an unsecured convertible note in the principal amount of $1,050,000 bearing an interest rate of 10.00% per annum payable monthly. The principal amount, together with accrued and unpaid interest is due on June 7, 2024. At anytime prior to or on the maturity date, the holder is permitted to convert all of the outstanding principal amount into 4.20% of the authorized units of our wholly owned subsidiary vCISO, LLC. We recorded interest expense of $27,603 and $33,083 for the three and nine months ended September 30, 2023. At September 30, 2023 we had accrued interest of $33,083.

In March 2023, we issued an unsecured convertible note to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest is due on March 20, 2025. At any time prior to or on the maturity date, Hensley & Company is permitted to convert all or any portion of the outstanding principal amount and all accrued but unpaid interest thereon into shares of our common stock at a conversion price of $1.20 per share. During the three and nine months ended September 30, 2023, we recorded interest expense of $125,000 and $263,888, respectively. At September 30, 2023, we had accrued interest of $263,888. Mr. McCain, a director of our company, is President and Chief Operating Officer of Hensley & Company.

Future minimum payments under the above loans payable and convertible notes payable due as of September 30, 2023 were as follows:

2023 (remainder of)	$1,504,990
2024	4,187,156
2025	6,024,936
2026	524,275
2027	287,141
Thereafter	570,624
Total future minimum payments	13,099,122
Less: discount	(44,301)
13,054,821
Less: current	(4,777,647)
$8,277,174

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

When measuring lease liabilities for leases that were classified as operating leases, we discounted lease payments using our estimated incremental borrowing rate at the commencement date of each lease. The weighted average incremental borrowing rate applied was 9.99%. As of September 30, 2023, our leases had a remaining weighted average term of 3.96 years.

Operating leases are included in the unaudited condensed Consolidated Balance Sheets as follows:

	Classification	September 30, 2023	December 31, 2022
Lease assets
Operating lease cost ROU assets	Assets	$824,178	$255,687
Total lease assets		$824,178	$255,687

Lease liabilities
Operating lease liabilities, current	Current liabilities	$161,154	$121,731
Operating lease liabilities, non-current	Liabilities	706,903	159,205
Total lease liabilities		$868,057	$280,936

The components of lease costs, which are included in loss from operations in our unaudited condensed consolidated Statements of Operations, were as follows:

	Nine Months Ended September 30,
	2023	2022
Leases costs
Operating lease costs	$196,642	$277,842
Short term lease cost	78,307	-
Total lease costs	$274,949	$277,842

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the nine months ended September 30, 2023 were as follows:

Fiscal Year	Operating Leases
2023 (remainder of)	$73,996
2024	294,383
2025	252,513
2026	199,177
2027	205,145
Thereafter	51,661
Total future minimum lease payments	1,076,875
Amount representing interest	208,818
Present value of net future minimum lease payments	$868,057

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

No single customer represented over 10% of our total revenue for any period presented.

NOTE 13 – GEOGRAPHIC INFORMATION

Revenue by geography is based on the customer’s billing address and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

U.S.	$8,835,728	$9,000,560	$25,921,186	$26,764,895
Chile	5,157,981	2,148,503	16,840,734	4,941,523
All other countries	71,412	103,969	554,876	103,969
	$14,065,121	$11,253,032	$43,316,796	$31,810,387

Property and equipment, net by geography was as follows:

	September 30, 2023	December 31, 2022

U.S.	$1,181,275	$1,198,057
Chile	2,801,543	3,480,911
All other countries	1,022	1,527
	$3,983,840	$4,680,495

No other international country represented more than 10% of property and equipment, net in any period presented.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Total AOCI

Balance as of December 31, 2022	$1,062,247	$1,062,247
Other comprehensive income	228,331	228,331
Amounts reclassified from AOCI	-	-
Balance as of September 30, 2023	$1,290,578	$1,290,578

NOTE 15 – SUBSEQUENT EVENTS

On November 9, 2023, we and our US subsidiaries entered into a Business Loan and Security Agreement (the “Loan Agreement” with LendSpark Corporation (the “Lender”), pursuant to which we obtained a loan with a principal amount of $2,200,000 (the “Loan”) from the Lender. Pursuant to the Loan Agreement, we paid the Lender a $44,000 origination fee. The Loan bears interest at a rate of 53.44% per annum and is payable in 52 weekly installments of $53,731, commencing on November 16, 2023. We may prepay the Loan in whole or in part, but partial repayments do not reduce the total interest payable on the Loan, or $594,000. If the Loan is prepaid in full prior to the 90-day anniversary of the date of the Loan Agreement, the total interest is reduced as follows: (i) if the Loan is repaid within 30 days, the total amount of interest due will be $464,000, (ii) if the Loan is repaid within 60 days, the total amount of interest due will be $508,000, and (iii) if the Loan is repaid within 90 days, the total amount of interest due will be $552,000.

Pursuant to the Loan Agreement, we granted the Lender a security interest in all if its assets and the assets of our US subsidiaries (the “Collateral”). Upon the occurrence of an event of default, the Lender may, among other things, accelerate the Loan and declare all obligations immediate due and payable or take possession of the Collateral.

The proceeds from the Loan were used to repay in full the amount owed under Cash Advance Agreement with Cedar Advance, LLC that we entered into in March 2023.

In connection with Loan, we entered into a Fee Agreement (the “Fee Agreement”) with the Lender pursuant to which we issued 2,000,000 shares of our common stock, par value $0.00001 per share (the “Shares”) as partial consideration for the Lender’s agreement to enter into the Loan Agreement and extend credit to us. Pursuant to the Fee Agreement, if we repay the Loan in full by (i) December 9, 2023, the Lender will return all of the Shares to us, (ii) January 8, 2023, the Lender will return 1,500,000 of the Shares to us and (iii) February 8, 2024, the Lender will return 1,000,000 of the Shares to us. The Fee Agreement contains customary representations, warranties, agreements and obligations of the parties.

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

Third Quarter 2023 Highlights

Our operating results for the nine months ended September 30, 2023 included the following:

●	Total revenue increased by $11.5 million to $43.3 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.
●	Total gross profit increased to $3.9 million for the nine months ended September 30, 2023, as compared to $1.7 million the nine months ended September 30, 2022.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

Our financial results for the three months ended September 30, 2023 are summarized as follows in comparison to the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022	Variance
Revenue:
Security managed services	$12,266,690	$10,061,304	$2,205,386
Professional services	1,798,431	1,191,728	606,703
Total revenue	14,065,121	11,253,032	2,812,089

Cost of revenue:
Security managed services	5,574,180	4,310,378	1,263,802
Professional services	234,549	182,413	52,136
Cost of payroll	5,458,001	4,978,768	479,233
Stock based compensation	317,851	857,950	(540,099)
Total cost of revenue	11,584,581	10,329,509	1,255,072
Total gross profit	2,480,540	923,523	1,557,017
Operating expenses:
Professional fees	745,426	624,391	121,035
Advertising and marketing	119,814	245,495	(125,681)
Selling, general, and administrative	5,557,328	6,684,747	(1,127,419)
Stock based compensation	677,231	1,791,724	(1,114,493)
Total operating expenses	7,099,799	9,346,357	(2,246,558)

Loss from operations	(4,619,259)	(8,422,834)	3,803,575
Other income (expense):
Other income	(121,689)	29,968	(151,657)
Interest expense, net	(766,315)	(108,233)	(658,082)

Total other income (expense)	(888,004)	(78,265)	(809,739)

Loss before income taxes	$(5,507,263)	$(8,501,099)	$2,993,836

Revenue

Security managed services revenue increased by $2,205,386, or 22%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to revenue acquired through our completion of two acquisitions over the last 12 months and new and existing customer revenue growth.

Professional services revenue increased by $606,703, or 51%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to revenue acquired through our completion of two acquisitions over the last 12 months and new and existing customer revenue growth.

Expenses

Cost of Revenue

Security managed services cost of revenue increased by $1,263,802, or 29%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to our completion of two acquisitions over the last 12 months.

Professional services cost of revenue increased by $52,136, or 29%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, due to our increase in revenue from professional services from two acquisitions completed over the last 12 months.

Cost of payroll increased by $479,233, or 10%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, due to headcount added primarily through our completion of two acquisitions over the last 12 months.

Stock-based compensation expenses decreased by $540,099, or 63%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, due to the timing of recognition of the reversal of expense for options forfeited by former employees.

Operating Expenses

Professional fees increased by $121,035, or 19%, for the three months ended September 30, 2023 as compared to three months ended September 30, 2022, due to a increase in accounting, legal, and other professional fees.

Advertising and marketing expenses decreased by $125,681, or 51%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, due to utilization of more internal marketing resources.

Selling, general, and administrative expenses decreased by $1,127,419, or 17%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a decrease in insurance costs and also cost reductions in software resulting from increase purchasing power with vendors.

Stock based compensation expenses decreased by $1,114,493, or 62%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, due to the timing of recognition of the reversal of expense for options forfeited by former employees.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

Our financial results for the nine months ended September 30, 2023 are summarized as follows in comparison to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Variance
Revenue:
Security managed services	$37,623,328	$28,489,698	$9,133,630
Professional services	5,693,468	3,320,689	2,372,779
Total revenue	43,316,796	31,810,387	11,506,409

Cost of revenue:
Security managed services	18,444,204	10,678,728	7,765,476
Professional services	683,582	455,902	227,680
Cost of payroll	16,514,436	14,132,602	2,381,834
Stock based compensation	3,783,116	4,805,423	(1,022,307)
Total cost of revenue	39,425,338	30,072,655	9,352,683
Total gross profit	3,891,458	1,737,732	2,153,726
Operating expenses:
Professional fees	3,086,365	2,192,600	893,765
Advertising and marketing	288,984	641,340	(352,356)
Selling, general, and administrative	21,178,969	15,856,705	5,322,264
Stock based compensation	6,421,245	6,761,283	(340,038)
Impairment of goodwill	41,038,172	-	41,038,172
Total operating expenses	72,013,735	25,451,928	46,561,807

Loss from operations	(68,122,277)	(23,714,196)	(44,408,081)
Other income (expense):
Other income	(68,470)	134,447	(202,917)
Interest expense, net	(1,922,546)	(293,991)	(1,628,555)

Total other income (expense)	(1,991,016)	(159,544)	(1,831,472)

Loss before income taxes	$(70,113,293)	$(23,873,740)	$(46,239,553)

Revenue

Security managed services revenue increased by $9,133,630, or 32%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to revenue acquired through our completion of two acquisitions over the last 12 months and new and existing customer revenue growth.

Professional services revenue increased by $2,372,779, or 71%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to revenue acquired through our completion of two acquisitions over the last 12 months and new and existing customer revenue growth.

Expenses

Cost of Revenue

Security managed services cost of revenue increased by $7,765,476, or 73%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to our completion of two acquisitions over the last 12 months.

Professional services cost of revenue increased by $227,680, or 50%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, due to our increase in revenue from professional services from two acquisitions completed over the last 12 months.

Cost of payroll increased by $2,381,834, or 17%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, due to headcount added primarily through our completion of two acquisitions over the last 12 months.

Stock-based compensation expenses decreased by $1,022,307, or 21%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, due to the timing of recognition of the reversal of expense for options forfeited by former employees.

Operating Expenses

Professional fees increased by $893,765, or 41%, for the nine months ended September 30, 2023 as compared to nine months ended September 30, 2022, due to an increase in accounting, legal, and other professional fees incurred related to our periodic SEC filings and our efforts to raise additional capital.

Advertising and marketing expenses decreased by $352,356, or 55%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, due to utilization of more internal marketing resources.

Selling, general, and administrative expenses increased by $5,322,264, or 34%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to our analysis of our carrying amount of intangible assets being impaired and headcount added through our completion of two acquisitions over the last 12 months.

Stock based compensation expense decreased by $340,038, or 5%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, due to the timing of recognition of the reversal of expense for options forfeited by former employees.

Impairment of goodwill increased by $41,038,172, or 100%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, due to our analysis of our carrying amount of goodwill being impaired.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. For the nine months ended September 30, 2023, we incurred a net loss of $69,677,615 and negative cash flows from operations of $6,704,498 and expect to incur further losses through the end of 2023. In the report accompanying our financial statements for the year ended December 31, 2022, our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so based on our recurring losses from operations and need to raise additional capital. These condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

As of September 30, 2023, we had $291,351,048 of available funding under our S-3 Registration Statement from which we may issue our securities to fund current and future operations, assuming there is adequate demand for our securities.

Working Capital Deficit

Our working capital deficit as of September 30, 2023, in comparison to our working capital deficit as of December 31, 2022, is summarized as follows:

	As of
	September 30,	December 31,
	2023	2022
Current assets	$11,589,911	$14,398,795
Current liabilities	22,963,261	23,213,039
Working capital deficit	$(11,373,350)	$(8,814,244)

The decrease in current assets is primarily due to a decrease in cash, accounts receivable and prepaid expenses of $1,062,683, $1,791,678 and $302,486, respectively. Current liabilities remained consistent due to an increase in accounts payable and accrued expenses of $4,850,957, offset by a decrease in loans payable and convertible notes payable of $4,031,184 and $1,500,000, respectively.

Cash Flows

Our cash flows for the nine months ended September 30, 2023, in comparison to our cash flows for the nine months ended September 30, 2022, is summarized as follows:

	Nine Months ended September 30,
	2023	2022
Net cash used in operating activities	$(6,704,498)	$(7,850,297)
Net cash used in investing activities	(135,848)	(6,044,217)
Net cash provided by financing activities	5,777,702	16,038,273
Effect of exchange rates on cash and cash equivalents	(39)	19,539
(Decrease)/Increase in cash	$(1,062,683)	$2,163,298

Operating Activities

Net cash used in operating activities was $6,704,498 for the nine months ended September 30, 2023 and was primarily due to cash used to fund a net loss of $69,677,615, adjusted for non-cash expenses in the aggregate of $56,269,301 and additional cash inflow by changes in the levels of operating assets and liabilities, primarily as a result of a decrease in accounts receivable and increases in deferred revenue and accounts payable and accrued expenses. Net cash used in operating activities was $7,850,297 for the nine months ended September 30, 2022 and was primarily due to cash used to fund a net loss of $23,873,740, adjusted for non-cash expenses in the aggregate of $13,939,728, partially offset by cash generated by changes in the levels of operating assets and liabilities, primarily as a result of an increase in accounts payable.

Investing Activities

Net cash used in investing activities of $135,848 for the nine months ended September 30, 2023 was due to purchases of property and equipment. Net cash used in investing activities of $6,044,217 for the nine months ended September 30, 2022 and was primarily due to net cash paid in the acquisition of True Digital Security, Inc.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $5,777,702, which was primarily due to net cash received from the sale of our common stock of $6,682,198, $4,448,641 in net proceeds from our loans payable, and $6,050,000 in proceeds from convertible notes payable, offset by aggregate repayments on loans payable and convertible notes payable of $11,756,420. Net cash provided by financing activities for the nine months ended September 30, 2022 was $16,038,273 which was primarily due to cash received from the sale of our common stock in our public offerings of $10,562,763 and $5,975,000 in net proceeds from our bridge loans.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in the notes to our condensed consolidated financial statements included herein for the quarter and nine months ended September 30, 2023 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023.

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

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date. Awards granted to directors are treated on the same basis as awards granted to employees.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Thus there remains a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by our independent registered public accounting firm regarding our internal control over financial reporting. Accordingly, we cannot provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, to allow our principal financial and executive officers to make timely decisions regarding required disclosures as of September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023, other than those noted above, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On November 9, 2023, we and our US subsidiaries entered into a Business Loan and Security Agreement (the “Loan Agreement” with LendSpark Corporation (the “Lender”), pursuant to which we obtained a loan with a principal amount of $2,200,000 (the “Loan”) from the Lender. Pursuant to the Loan Agreement, we paid the Lender a $44,000 origination fee. The Loan bears interest at a rate of 53.44% per annum and is payable in 52 weekly installments of $53,731, commencing on November 16, 2023. We may prepay the Loan in whole or in part, but partial repayments do not reduce the total interest payable on the Loan, or $594,000. If the Loan is prepaid in full prior to the 90-day anniversary of the date of the Loan Agreement, the total interest is reduced as follows: (i) if the Loan is repaid within 30 days, the total amount of interest due will be $464,000, (ii) if the Loan is repaid within 60 days, the total amount of interest due will be $508,000, and (iii) if the Loan is repaid within 90 days, the total amount of interest due will be $552,000.

Pursuant to the Loan Agreement, we granted the Lender a security interest in all if its assets and the assets of our US subsidiaries (the “Collateral”). Upon the occurrence of an event of default, the Lender may, among other things, accelerate the Loan and declare all obligations immediate due and payable or take possession of the Collateral.

The Loan Agreement contains customary representations and warranties, indemnification provisions in favor of Lender, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict the our ability to, among other things, merge or consolidate.

The proceeds from the Loan were used to repay in full the amount owed under Cash Advance Agreement with Cedar Advance, LLC that we entered into in March 2023.

In connection with Loan, we entered into a Fee Agreement (the “Fee Agreement”) with the Lender pursuant to which we issued 2,000,000 shares of our common stock, par value $0.00001 per share (the “Shares”) as partial consideration for the Lender’s agreement to enter into the Loan Agreement and extend credit to us. Pursuant to the Fee Agreement, if we repay the Loan in full by (i) December 9, 2023, the Lender will return all of the Shares to us, (ii) January 8, 2023, the Lender will return 1,500,000 of the Shares to us and (iii) February 8, 2024, the Lender will return 1,000,000 of the Shares to us. The Fee Agreement contains customary representations, warranties, agreements and obligations of the parties.

The Shares have not been registered under the Securities Act and are being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

During the quarter ended September 30, 2023, no director or officer of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Second Amended and Restated By-Laws of the Registrant	8-K	3.1	10/10/2023
10.1#	2023 Equity Incentive Plan	S-8	10.2	10/31/2023
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CISO GLOBAL, INC.

By:	/s/ David G. Jemmett
David G. Jemmett
Chief Executive Officer
(Principal Executive Officer)
Date:	November 13, 2023

By:	/s/ Debra L. Smith
Debra L. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	November 13, 2023

