Form 10-K
period 2023-12-31
CISO Global, Inc.
filed 2024-04-16
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number 001-41227

CISO GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-4210278
State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization	Identification No.)

6900 E. Camelback Road, Suite 900, Scottsdale, AZ 85251

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was $15,458,228.

The registrant had 12,232,379 shares of common stock outstanding as of April 5, 2024.

CISO GLOBAL, INC.

2023 FORM 10-K ANNUAL REPORT

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

Forward-looking statements made in this Annual Report on Form 10-K include statements about:

●	our ability to achieve and sustain profitability of our existing lines of business and through our wholly owned subsidiaries;
●	our ability to raise sufficient capital to continue to acquire cybersecurity companies;
●	our ability to attract and retain qualified cybersecurity talent;
●	our ability to identify potential acquisition targets within predetermined parameters;
●	our ability to successfully execute acquisitions, integrate the acquired businesses, and create synergies as a global cybersecurity consolidator;
●	our ability to attract and retain qualified key technology or management personnel and to expand our management team;
●	the accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing;
●	our dependence on establishing and maintaining a strong brand;
●	the occurrence of service interruptions and security or privacy breaches and related remediation efforts and fines;
●	system failures or capacity constraints;
●	our ability to efficiently acquire customers and maintain high client retention rates;
●	the impact of fluctuations in foreign currency exchange rates on our business and our ability to effectively manage the exposure to such fluctuations;
●	our ability to maintain our relationships with our partners;
●	adverse consequences of our substantial level of indebtedness and our ability to repay our debt;
●	our ability to maintain, protect and enhance our intellectual property;
●	our ability to maintain or improve our market shares;
●	business interruptions resulting from geo-political actions, including war, terrorism, and disease outbreaks (such as COVID-19, the war in Ukraine, tensions and conflict affecting the Middle East, and geopolitical tensions involving China);
●	sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;
●	our ability to grow internationally;
●	beliefs and objectives for future operations;
●	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to our business both in the United States and internationally;
●	economic and industry trends or trend analysis;
●	anticipated income tax rates, tax estimates and tax standards;
●	expectations regarding the impact of inflation, action taken by central banks to counter inflation, rising interest rates, and changes in foreign exchange rates on our business and financial results;
●	the future trading price of our common stock;
●	our ability to maintain an effective system of internal controls and accurately report our financial results and remediate material weaknesses;
●	our expectation regarding the outcome of any regulator investigation or litigation;
●	the potential impact of shareholder activism on our business and operations;
●	our ability to navigate through the increasingly complex cybersecurity regulatory environment; and any other statements regarding our future operations, financial condition, growth prospects and business strategies.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2023, any of which may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks may cause our or our industry’s actual results, levels of activity, or performance to be materially different from any future results, levels of activity, or performance expressed or implied by these forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Unless otherwise indicated or the context requires otherwise, the terms “we,” “us,” “our,” and “our company” refer to CISO Global, Inc., a Delaware corporation, and our wholly owned subsidiaries. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

The Cybersecurity Challenge

As the world has become increasingly connected through the Internet, cyberattacks have prevailed and evolved, in different forms, causing uncontainable threats to the integrity and privacy of enterprise and personal data and resulted in significant economic losses globally. A report published by Cybersecurity Ventures stated that damages from global cybercrime is predicted to hit $10.5 trillion annually by 2025. Cybersecurity Ventures estimated that consumers and organizations will fall victim to a ransomware attack every two seconds at an approximate cost of $265 billion annually in 2031. This is up from $20 billion and every 11 seconds in 2021. As a result, ransomware is one of the fastest growing types of cybercrime. Moreover, an Accenture survey reported that 68% of business leaders feel their cybersecurity risks are increasing. Cybersecurity Ventures has also estimated that worldwide global cybersecurity spending will exceed $1.75 trillion cumulatively from the fiscal years 2021 to 2025, with $459 billion expected to be spent on an annual basis in 2025. The New York Times reported that in 2021 there would be 3.5 million unfilled job openings in the cybersecurity field. Three years later, despite widespread university and government investments into education programs and recruitment efforts, the rates are roughly the same, based upon a report from Cybersecurity Ventures, and that disparity between supply and demand will remain through at least 2025.

In response to the increasing economic damage caused by heightened cybersecurity risks, regulatory bodies have pushed the implementation of new cybersecurity legislations, and cyber insurance companies have increased minimum cybersecurity underwriting requirements, as well as premium costs. We believe that we are well positioned in a fast-growing industry to provide businesses with a wide scope of cybersecurity services and with significant opportunities for growth. We support clients from 17 historical acquisitions with expanded service offerings. With 1,100 clients, this represents a tremendous opportunity for cross-selling and upselling. Additionally, we have built and continue to expand an extensive channel and partnership ecosystem, providing training, support, and partner marketing content to establish reliable streams of new revenue with new clients. In addition, our strategy around IP allows us to further penetrate our existing customers, new markets, and opens up additional partnership opportunities.

Cybersecurity Service Offerings

We offer a comprehensive range of cybersecurity services to protect our clients’ digital assets and ensure compliance with industry standards and regulations. Our services fall into two main categories: Security Managed Services and Professional Services.

Security Managed Services

Our Security Managed Services include the following offerings:

●	Compliance Services: We help clients implement appropriate controls, prioritize risks, and ensure adherence to industry standards and regulations, such as Cybersecurity Maturity Model Certification (“CMMC”), Federal Risk and Authorization Management Program (“FedRAMP”), Federal Information Security Modernization Act (“FISMA”), Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Health Information Trust Alliance (“HITRUST”), Import Export Code (“IEC”), Internal Organization for Standardization (“ISO”), National Institute of Standards and Technology (“NIST”), and more. Our experienced experts possess relevant certifications and provide continuous monitoring and support.

●	Cyber Defense Operations: Our U.S.-based SOC provides 24/7 threat monitoring, alerting, validation, and proactive threat hunting. We offer Managed Detection and Response (“MDR”), Extended Detection and Response (“XDR”), Security Information and Event Management (“SIEM”), and Patch and Vulnerability Management services, ensuring a unified solution for cyber resiliency.

●	Secured Managed Services: We offer fully managed Security Managed Services (“SMS”), combining secure network architecture, our portfolio of internally developed cybersecurity software, SOC services, compliance support, remediation teams, and advanced firewall management. Our engineers and architects can manage secure cloud migrations, design new systems, and implement solutions to minimize security risks efficiently.

Cybersecurity Professional Services

Our Professional Services include the following offerings:

●	Incident Response and Digital Forensics: Our experienced team specializes in identifying and remediating cyber attacks, using real-world hacking techniques to investigate the entire environment discreetly, assess the scope of the attack, and effectively remediate any damages or persistent threats.

●	Security Testing and Training: We provide security testing services, including penetration testing (red team and purple team), attack simulation exercises, and training programs, including CMMC (Certified Cyber Profession (“CCP”) and Cybersecurity Capability Assessment (“CCA”)), Computing Technology Industry Association (“CompTIA”), International Information System Security Certification Consortium (“ISC[2]”), to increase clients’ cybersecurity readiness and resiliency.

Growth Strategy

We are following a phased growth strategy. In Phase I, we established a foundation of end-to-end cybersecurity experts through acquiring niche companies with unparalleled expertise and talent. Today, our experts span the United States and Latin America and each have their own special expertise, industry specific knowledge, familiarity with regulatory frameworks and focal areas that fall into four key pillars of cybersecurity: risk and compliance, cyber defense operations, security testing and training, and secure IT and architecture. These practice areas, led by a seasoned executive team of industry thought leaders, are enabling us to effectively tackle a rapidly expanding market.

In Phase II of our growth strategy, we are supporting clients from 17 historical acquisitions with expanded service offerings. With only a 9% penetration into 1,100 clients for multiple services consumed, this represents a tremendous opportunity for cross-selling and upselling. Additionally, we have built and continue to expand an extensive channel and partnership ecosystem, providing training, support, and partner marketing content to establish reliable streams of new revenue with new clients.

Phase II also includes the development and launch of key software-first intellectual property (“IP”) technologies that can effectively address many of the cybersecurity challenges facing enterprises today. Leveraging machine learning (“ML”), artificial intelligence (“AI”), deep learning, and neural net technologies, as well as proprietary DarkNet threat intelligence, we are developing multi-layered cybersecurity technologies to help drive the cyber effectiveness leading to resiliency.

Equipped with a comprehensive team, our focus in Phase III will be fueling organic growth with our intellectual property. With a complete portfolio of scalable solutions that are underpinned by an end-to-end team of cybersecurity and compliance experts, we can expand our technology offerings through product led growth strategies. Optimizing user experience and hands-free purchasing through digital interfaces, the company can grow its clients without adding demand to its services team. Such scalability will serve to increase revenue and margins concurrently.

We are focused on the development of our own Intellectual Property suite which incorporates AI, Neural Nets and the latest generation of algorithms. Our portfolio includes the following software-first solutions:

ARGO Security Management – A security management platform which is able to aggregate, then curate security data in real time from a client’s entire environment, including network asset information, currently deployed cyber tools, SOC, vulnerability management, secure managed IT and penetration testing data.

CISO Edge Cloud Security Platform – A cloud-first security solution designed to protect users from untrusted and malicious online threats. CISO Edge uses advanced AI deep learning as well as artificial neural networks to provide advanced threat detection and monitoring.

CHECKLIGHT® Endpoint Security Monitoring – A powerful, proactive security monitoring software that detects potential threats to networks and provides advance alerts so attacks can’t take hold. Relying on the same cybersecurity software engine used by several federal agencies, it identifies unauthorized processes associated with fraudulent phishing attacks, hacking, imposter scams, malware, ransomware, and viruses.

DISC Next Gen VPN – A token exchange-protected remote access solution that replaces traditional VPN connections with enhanced security and access verification.

Skanda Breach Assessment Tool – A next-generation, analysis tool that applies AI-based automation and ML technologies, which looks beyond vulnerabilities identified by most other technology to deliver continuous security assessments.

Our Corporate and Acquisition History

We were formed on March 5, 2019 as a Delaware corporation. Our principal offices are located at 6900 East Camelback Road, Suite 900, Scottsdale, Arizona 85251.

On October 2, 2019, we filed a registration statement on Form 10-12G with the Securities and Exchange Commission (“SEC”) to effect registration of our common stock, par value $0.00001 per share, under the Exchange Act. The registration statement became effective on December 1, 2019.

On February 29, 2024, our board of directors approved a 1-for-15 reverse stock split of our common stock. The record date for the reverse stock split was the close of business on March 7, 2024, with share distribution occurring on March 8, 2024. As a result of the reverse stock split, stockholders received one share of CISO Global, Inc. common stock, par value $0.00001, for each 15 shares they held as of the record date. All share and per share amounts have been retroactively restated for the effects of this reverse stock split. Common stock underlying our outstanding warrants, convertible notes, and options have also been adjusted, and the conversion and exercise prices have also been adjusted.

We have substantially expanded our business in recent years through a number of acquisitions. The following table sets forth certain information regarding such acquisitions:

Acquired Company, Location	Type of Acquisition	Date	Services Provided by Acquired Company

GenResults, LLC (“GenResults”) Arizona(1)	Stock	April 12, 2019	Cybersecurity services.

VCAB Six Corporation (“VCAB”) Texas	Merger	April 12, 2019	N/A(2)

TalaTek, LLC (“TalaTek”) Virginia	Merger	October 1, 2019	Integrated risk management services, including risk assessments, IT audits, cybersecurity services, and managed compliance services.

Technologyville, Inc. Illinois	Stock	May 25, 2020	Managed IT services.

Clear Skies Security, LLC Georgia	Stock	August 1, 2020	Security assessment and penetration testing.

Alpine Security, LLC Missouri	Merger	December 16, 2020	Integrated risk management services.

Catapult Acquisition Corporation (“VelocIT”) New Jersey	Merger	August 12, 2021	Integrated risk management services.

Atlantic Technology Systems, Inc., and Atlantic Technology Enterprises, Inc. (collectively, “Atlantic”) New Jersey	Stock	October 1, 2021	Integrated risk management services.

RED74 LLC (“RED74”) New Jersey	Merger	November 9, 2021	Integrated risk management services.

Ocean Point Equities, Inc. (“Arkavia”) Santiago, Chile	Stock	December 1, 2021	Cybersecurity services.

True Digital Security, Inc. (“True Digital”) New York Florida Oklahoma	Stock	January 19, 2022	Cybersecurity and compliance.

Creatrix, Inc. Tennessee Maryland	Stock	June 1, 2022	Identity management, systems integration and software engineering, biometrics, vetting, credentialing, and case management.

CyberViking, LLC Georgia Oregon	Stock	July 1, 2022	Application security services, incident response, threat hunting, and creation and management of security operation centers.

Servicios Informaticos CUATROi, S.P.A., Comercializadora CUATROi S.P.A., CUATROi Peru, S.A.C., and CUATROi S.A.S. Santiago, Chile Bogota, Columbia, and Lima, Peru	Stock	August 25, 2022	Managed services and cybersecurity.

NLT Networks, S.P.A., NLT Technologias, Limitada, NLT Servicios Profesionales, S.P.A., and White and Blue Solutions, LLC Providencia, Chile Florida	Stock	September 1, 2022	Security solutions and managed services.
SB Cyber Technologies, LLC Virginia	Stock	July 14, 2023	Managed services and compliance.

(1)	Prior to our acquisition of GenResults, GenResults was wholly owned by an entity affiliated with David G. Jemmett, our Chief Executive Officer and a director of our company. Due to the companies being under common control, we accounted for the acquisition as a reorganization.
(2)	At the time of the VCAB Merger, VCAB was subject to a bankruptcy proceeding and had minimal assets, no equity owners, and no liabilities, except for approximately 1,500 holders of Class 5 Allowed General Unsecured Claims and a holder of allowed administrative expenses (collectively the “Claim Holders”). Pursuant to the terms of the VCAB Merger, and in accordance with the bankruptcy plan, we issued an aggregate of 133,334 shares of our common stock (the “Plan Shares”) to the Claim Holders as full settlement and satisfaction of their respective claims. As provided in the bankruptcy plan, the Plan Shares were issued pursuant to Section 1145 of the United States Bankruptcy Code. We entered into the VCAB Merger to increase our stockholder base to, among other things, assist us in satisfying the listing standards of a national securities exchange.

Customers

Our recent acquisitions have resulted in expansion of our customer base and increased usage within existing customers. None of our customers individually accounted for more than 10.0% of our consolidated revenue for the years ended December 31, 2023 and 2022, nor are we dependent upon a few major customers.

Competition

The cybersecurity market is highly fragmented. We primarily compete with established and emerging security product vendors. While the market for traditional endpoint and IT operations solutions has historically been competitive, we believe as we look to enter into adjacent markets and expand our total addressable market, we may face new competitors. We believe we compete favorably with our competitors on the basis of these factors as a result of our intelligence and expertise from the frontlines, as well as the features and performance of our solutions, the ease of integration of our solutions in diverse IT environments, the breadth of our services, the integration of our SaaS solution offerings in our platform, the measurement and reporting capabilities of our validation technologies, and the reputation of our consulting organization. However, many of our competitors have substantially greater financial, technical and other resources, greater name recognition, larger sales and marketing budgets, deeper customer relationships, broader distribution, and larger and more mature intellectual property portfolios.

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

Intellectual Property

We believe that our intellectual property rights are valuable and important to our business. We rely on trademarks, patents, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements to establish and protect our proprietary rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our solutions are larger contributors to our success in the marketplace.

We continue to grow our portfolio of intellectual property rights in connection with our products, services, research and development, and other activities to protect our proprietary technology relevant to our business. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective.

If we become more successful, we believe that competitors will be more likely to try to develop products that are similar to ours and that may infringe our proprietary rights. It may also be more likely that competitors or other third parties will claim that our products infringe their proprietary rights. In particular, large and established companies in the cybersecurity industry have extensive patent portfolios and are regularly involved in both offensive and defensive litigation. From time-to-time, third parties, including certain of these large companies and non-practicing entities, may assert patent, copyright, trademark, and other intellectual property rights against us, our channel partners, our cloud platform providers, or our end-customers, whom our standard license and other agreements obligate us to indemnify against such claims. Successful claims of infringement by a third party, if any, could prevent us from distributing certain products or performing certain services, require us to expend time and money to develop non-infringing solutions, or force us to pay substantial damages (including, in the United States, treble damages if we are found to have willfully infringed patents), royalties or other fees. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights.

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

Employees

As of December 31, 2023, we had 402 employees, of which 397 were full-time. In addition, we utilize independent contractors for projects of short duration or where specialized knowledge or experience is needed for a complex project. We are not dependent on any independent contractor, and we believe adequate replacements would be available in the event any such independent contractor becomes unavailable to us. We believe our relations with our employees is good.

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

Risk Factor Summary

Risks Related to Our Business and Industry

●	We will need to raise capital in order to realize our business plan and growth strategy, the failure of which could adversely impact our operations.

●	We incurred significant operating losses during the years ended December 31, 2023 and December 31, 2022, and we have limited cash flow. Unless we increase revenue and cash flow or raise additional capital, we may be unable to take advantage of any acquisition opportunities that arise or expand our business, all of which could adversely impact us.
●	We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.
●	We depend on key personnel who would be difficult to replace, and our business plans will likely be harmed if we lose their services or cannot hire additional qualified personnel.
●	We operate in an industry that is experiencing a shortage of qualified compliance and cybersecurity professionals. If we are unable to recruit and retain key management and technical and sales personnel, our business would be negatively affected.
●	We depend on independent contractors to provide certain services for which we do not have the expertise internally. Any compromise in the service quality may delay our business processes and cause economic loss.
●	We have recently acquired multiple businesses. Our growth strategy is driven by successful acquisitions and integration of additional businesses that provide comparable or complementary services. Our ability to grow is limited if we fail to identify and consummate acquisitions.
●	We intend to grow our client base significantly through acquisitions of other service providers. If we fail to retain existing clients and attract new clients through acquisitions, we may never achieve profitability.
●	Our business strategy may impose limitations in our ability to accurately forecast future revenue and operating results.
●	Our future results may be affected by various legal and regulatory proceedings and legal compliance risks, including those involving intellectual property, governmental regulations, the U.S. Foreign Corrupt Practices Act, and other anti-bribery, anti-corruption, or other matters.
●	We are subject to risks from operating internationally.
●	Our operations in certain emerging markets expose us to political, economic and regulatory risks.
●	Adverse economic conditions in the United States and international economies may adversely impact our business operating units.
●	Breaches of network or information technology security could have an adverse effect on our business.
●	If we fail to meet our service level obligations under our service level agreements, we may be subject to certain penalties and could lose clients.
●	The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnification.
●	We indemnify our officers and directors against liability to us and our security holders, and such indemnification could increase our operating costs.
●	Our industry is highly competitive, and there is no assurance that we will compete successfully.
●	Our success depends on our ability to protect our intellectual property and our proprietary technologies.
●	Increasingly complex cybersecurity regulations and standards may have significant impact on our business, and it may require us to substantially invest in our development capabilities to meet compliance requirements and may negatively impact our ability to offer certain services and remain profitable.
●	We may become subject to disputes, including litigation, that could negatively impact our business, profitability, and financial condition.
●	If we incur additional debt, we will be subject to restrictive covenants and debt service obligations that could negatively impact our operations.
●	The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and Nasdaq, may strain our resources, increase our costs and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.
●	The preparation of our financial statements involves use of estimates, judgments, and assumptions, and our financial statements may be materially affected if our estimates prove to be inaccurate.
●	The auditor’s opinion on our audited consolidated financial statements for the year ended December 31, 2023, included in this annual report on Form 10-K, contain an explanatory paragraph relating to our ability to continue as a going concern.

Risks Related to Our Common Stock

●	The market price of our common stock is volatile and may fluctuate in a way that is disproportionate to our operating performance.
●	Future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.

●	Provisions in our certificate of incorporation, our by-laws and Delaware law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.
●	FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.
●	If we issue additional shares in the future, it will result in the dilution of our existing stockholders.
●	We are eligible to be treated as an “emerging growth company,” as defined in the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
●	Our directors, a former director and executive officers beneficially own a substantial majority of our outstanding capital stock and will have the ability to control our affairs.
●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.
●	Following a reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.
●	We do not intend to pay dividends on our common stock.
●	Our business could be negatively impacted by shareholder activism.
●	Our share price may be volatile, and you may be unable to sell your shares.

Risks Related to Our Business and Industry

We will need to raise capital in order to realize our business plan and growth strategy, the failure of which could adversely impact our operations.

Our growth strategy is based upon increasing the number of our clients and our consolidated revenue by making successful acquisitions and integrating businesses that provide comparable or complementary cyber security services. As of December 31, 2023, our business was not profitable. Without adequate funding, a significant increase in revenue, and continued successful integration of our acquired targets, we may not be able to achieve profitability in the existing lines of business and attract further capital. As of March 31, 2024, we had available cash resources of approximately $1,575,856.

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

We incurred significant operating losses during the years ended December 31, 2023 and December 31, 2022, and we have limited cash flow. Unless we increase revenue and cash flow or raise additional capital, we may be unable to take advantage of any acquisition opportunities that arise or expand our business, all of which could adversely impact us.

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

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.

Our revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our solutions, particularly with respect to large organizations and government entities. For example, in light of current macroeconomic conditions, we have observed a lengthening of the sales cycle for some prospective customers that we attribute to higher cost-consciousness around IT budgets. Customers often view the subscription to our solutions as a significant strategic decision and, as a result, frequently require considerable time to evaluate, test and qualify our solutions prior to entering into or expanding a relationship with us. Large enterprises and government entities in particular, often undertake a significant evaluation process that further lengthens our sales cycle. Our direct sales team develops relationships with our customers, and works with our channel partners on account penetration, account coordination, sales and overall market development. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce a sale. Security solution purchases are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. As a result, it is difficult to predict whether and when a sale will be completed. The failure of our efforts to secure sales after investing resources in a lengthy sales process would adversely affect our business, operating results and financial condition.

Because we recognize revenue from subscriptions to our solutions over the term of the subscription, downturns or upturns in new business will not be immediately reflected in our operating results.

We generally recognize revenue from customers ratably over the term of their subscription, which is generally one to three years. As a result, a substantial portion of the revenue we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, any increase or decrease in new sales or renewals in any one period will not be immediately reflected in our revenue for that period. Any such change, however, would affect our revenue in future periods. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals will not be fully reflected in our operating results until future periods. We may also be unable to timely reduce our cost structure in line with a significant deterioration in sales or renewals that would adversely affect our business, operating results, and financial condition.

We provide service level commitments under some of our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide partial refunds or our customers could be entitled to terminate their contracts and our business would suffer.

Certain of our customer agreements contain service level commitments, which contain specifications regarding the availability of our solutions and our support services. Failure of or disruption to our infrastructure or third-party hosting service providers could impact the performance of our solutions and the availability of services to customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our solutions, we may be contractually obligated to provide affected customers with credit, partial refunds or termination rights. To date, there has not been a material failure to meet our service level commitments, and we do not currently have any material liabilities accrued on our consolidated balance sheets for such commitments. Our business, operating results, and financial condition would be adversely affected if we suffer performance issues or downtime that exceeds the service level commitments under our agreements with our customers.

Our business is subject to the risks of warranty claims from real or perceived defects in our solutions or their misused by our customers or third parties and provisions in certain agreements potentially expose us to substantial liability and other losses.

We may be subject to liability claims for damages related to errors or defects in our solutions. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our solutions will harm our business and operating results. Although we generally have limitation of liability provisions in our terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances, or unfavorable judicial decisions in the United States or other countries. The sale and support of our solutions also entails the risk of product liability claims. We employ measures in the form of policy and technical controls to limit unauthorized access to our solutions by our employees, customers and third-parties, however, these measures may not fully or effectively protect our solutions from unauthorized access. Additionally, we typically provide indemnification to customers, partners or other third parties we do business with for certain losses suffered or expenses incurred as a result of third-party claims arising from our infringement of a third party’s intellectual property. We also provide unlimited liability for certain breaches of confidentiality, as defined in our master subscription agreement. We also provide limited liability in the event of certain breaches of our master subscription agreement. Certain of these contractual provisions survive termination or expiration of the applicable agreement. To date, we have not incurred any material costs because of such obligations. However, as we continue to grow, indemnification claims against us for the obligations listed will increase. When our customers or other third parties we do business with make intellectual property rights or other indemnification claims against us, we will incur significant legal expenses and may have to pay damages, license fees and/or stop using technology found to be in violation of the third party’s rights. We may also have to seek a license for the technology. Such licenses may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver certain solutions or features. We may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our solutions, which could harm our business. Large indemnity obligations, whether for intellectual property or in certain limited circumstances, other claims, would harm our business, operating results and financial condition.

Additionally, our solutions may be used by our customers and other third parties who obtain access to our solutions for purposes other than for which our solutions was intended. We maintain insurance to protect against certain claims associated with the use of our solutions, but our insurance coverage may not adequately cover the claims asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our business and reputation. We have offered some of our customers a limited warranty, subject to certain conditions. Any failure or refusal of our insurance providers to provide the expected insurance benefits to us after we have remediated warranty claims would cause us to incur significant expense or cause us to cease offering warranties which could damage our reputation, cause us to lose customers, expose us to liability claims by our customers, negatively impact our sales and marketing efforts, and have an adverse effect on our business, operating results, and financial condition. Further, although the terms of the warranty do not allow those customers to use warranty claim payments to fund payments to persons on the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC), list of Specially Designated Nationals and Blocked Persons or who are otherwise subject to U.S. sanctions, we cannot assure you that all of our customers will comply with our warranty terms or refrain from taking actions, in violation of our warranty and applicable law.

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

We operate internationally, and our growth strategy depends in part on our ability to expand our operations in foreign markets, including by way of acquisitions. International operations and business expansion plans are subject to numerous risks, including the following:

●	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
●	Political, social, or economical unrest, terrorism, hostilities or war, including the current military conflict between Russia and the Ukraine and in the Middle East;
●	changes in U.S. and other national government trade policies affecting the markets for our services;
●	changes in regulatory practices, tariffs and taxes;

●	the need to develop superior products or services, thereby gaining greater market acceptance and expanding their product and service offerings more efficiently or rapidly;
●	potential non-compliance with a wide variety of laws and regulations, including anti-corruption, export control and anti-boycott laws and similar non-U.S. laws and regulations
●	increased sovereign risk, such as defaults by or deterioration in the economies and credit ratings of governments, particularly in emerging markets;
●	logistical and communication challenges;
●	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute; and
●	currency exchange rate fluctuations, devaluations and other conversion restrictions.

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

General macro-economic conditions, such as a rise in interest rates, inflation in the cost of goods and services including labor, a recession or an economic slowdown in the United States or internationally, could adversely affect demand for our services and make it difficult to accurately forecast and plan our future business activities. For example, U.S. and global markets have been experiencing volatility and disruption due to interest rate and inflation increases, such as higher inflation rates in the U.S., which rose in the second half of 2021 and have remained above the Federal Reserve’s inflation target, as well as the continued escalation of geopolitical tensions, including those as a result of the conflicts between Russia and Ukraine and in the Middle East. We have experienced and continue to experience inflationary pressures in certain areas of our business. Although our business has not yet been materially negatively impacted by such inflationary pressures, we cannot be certain that neither we nor our customers will be materially impacted by continued pressures. To the extent conditions in the domestic and global economy change, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase our services or products, which they may consider discretionary. If our customers face decreased consumer demand, increased regulatory burdens or more limited access to international markets, we may face a decline in demand for our products and services, and our operating results could be adversely impacted.

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

We provide services in circumstances where insurance or indemnification may not be available to us. Our existing insurance coverages may not be sufficient or additional insurance may not be available to protect us against operational risks and other uncertainties that we face. Liabilities or claims arising from our services in excess of any indemnity or insurance coverage (or for which indemnity or insurance coverage is not available or is not obtained) could harm our financial condition, cash flows, and operating results. Any claim, even if fully covered or insured, could negatively affect our reputation in the marketplace and make it more difficult for us to compete effectively. The defense of such claims may be costly and time-consuming and could divert the attention of management.

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

The auditor’s opinion on our audited consolidated financial statements for the year ended December 31, 2023, included in this annual report on Form 10-K, contain an explanatory paragraph relating to our ability to continue as a going concern.

The auditor’s opinion on our audited consolidated financial statements for the year ended December 31, 2023 includes an explanatory paragraph stating that our losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our operating obligations raise substantial doubt about our ability to continue as a going concern. While we are pursuing a variety of funding sources and transactions that could raise capital, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our strategic plans. Accordingly, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

We had an aggregate of 11,949,959 issued and outstanding shares of common stock as of December 31, 2023. Approximately 4,303,871 shares were in street name. The remainder of the outstanding shares may be sold, subject to certain volume limitations, pursuant to Rule 144 or other available exemptions. Also, in the future, we may issue additional securities in connection with financings and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding stock. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

Our directors, a former director and executive officers beneficially own a substantial majority of our outstanding capital stock and will have the ability to control our affairs.

Our current directors and executive officers, and a former director beneficially own approximately 51.90% of our outstanding capital stock. By virtue of these holdings, they effectively control the election of the members of our Board of Directors, our management, and our affairs and may prevent us from consummating corporate transactions such as mergers, consolidations, or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. On March 29, 2023, we received a letter from the listing qualifications staff of Nasdaq providing notification that the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days and our common stock no longer met the minimum bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had an initial period of 180 calendar days to regain compliance. To regain compliance, the closing bid price of our common stock had to be $1.00 per share or more for a minimum of 10 consecutive business days at any time before the expiration of the initial compliance period. We were unable to regain compliance with Rule 5550(a)(2) during the initial compliance period, but pursuant to Nasdaq rules we were eligible for an additional 180 calendar day compliance period. To qualify, we needed to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and we were required to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. Subsequently, on December 28, 2023, we received a letter from the listing qualifications staff of Nasdaq providing notification that the bid price for our common stock had closed below $0.10 per share for the previous 10 consecutive trading days and our common stock no longer met the minimum bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2). Accordingly we were subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii), and as a result, Nasdaq determined to delist our securities. We were granted an appeal with Nasdaq’s Hearings Panel on March 28, 2024. On March 8, 2024, our 1-for-15 reverse split became effective, increasing the bid price for our common stock above $1.00 per share. On March 22, 2024, we received notification from Nasdaq that we had regained compliance with the bid price requirements as set forth under Nasdaq Listing Rule 550(a)(2). As a result of regaining compliance, our appeal with Nasdaq’s Hearing Panel was cancelled.

We must continue to maintain a minimum closing bid price over $1.00 per share pursuant to Nasdaq Listing Rule 5810(c)(3)(A). If our closing bid price falls below $1.00 per share for more than 30 consecutive trading days, we may again be deemed noncompliant with Nasdaq’s continued listing requirements.

The liquidity of the shares of our common stock may be affected adversely by the reverse stock split undertaken to address such compliance failure, given the reduced number of shares that are outstanding following a reverse stock split. In addition, reverse stock splits may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

In the event that we again become non-compliant with Rule 5550(a)(2) and cannot re-establish compliance within the required timeframe, our common stock could be delisted from Nasdaq, which could have a material adverse effect on our financial condition and which would cause the value of our common stock to decline. If our common stock is not eligible for listing or quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it would become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a national securities exchange.

Following a reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that a reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

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

The trading price of our common stock is likely to be highly volatile and these fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our common stock were sold in our initial public offering (IPO) in January 2021 at a price of $75.00(1) per share, the reported high and low sales prices of our common stock have ranged from $1.12(1) to $138.15(1) per share through March 31, 2024. Factors that may cause the market price of our common stock to fluctuate include:

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

(1) Share price adjusted to reflect a 1-for-15 reverse stock split that occurred on March 8, 2024.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats as part of our broader risk management system and processes. We obtain input, as appropriate, for our cybersecurity risk management program on the security industry and threat trends from multiple sources. Teams of dedicated security professionals oversee cybersecurity risk management and mitigation, incident prevention, detection, and remediation. Leadership for these teams are professionals with deep cybersecurity expertise across multiple industries, including our Chief Information Security Officer. Our executive leadership team, along with input from the above teams, are responsible for our overall enterprise risk management system and processes and regularly consider cybersecurity risks in the context of other material risks to the company.

As part of our cybersecurity risk management system, our incident management teams track and log security incidents across our company and our customers to remediate and resolve any such incidents. Significant incidents are reviewed by a cross-functional working group to determine whether further escalation is appropriate. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment and then reported to designated members of our senior management. We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our senior management makes the final materiality determinations and disclosure and other compliance decisions. Our management apprises our independent registered public accounting firm of matters and any relevant developments.

The Audit Committee has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and reports any findings and recommendations, as appropriate, to the full Board for consideration. Senior management regularly discusses cyber risks and trends and, should they arise, any material incidents with the Chief Information Security Officer.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Until January 13, 2022, our common stock was traded under OTC Market Group’s OTCQB. Since January 13, 2022, our common stock has been listed for trading on The Nasdaq Stock Market LLC under the symbol “CISO”

As of December 31, 2023, there were 765 holders of record of our common stock, and the last reported sale price of our common stock on The Nasdaq Stock Market LLC on April 2, 2024 was $1.28. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the total number of beneficial owners of our common stock.

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

Unregistered Sales of Equity Securities

In May 2023, we issued 200,000 shares (3,000,000 on a pre-reverse split basis) of our common stock to Trending Equities Corp. in exchange for providing marketing and investor relations services.

In May 2023, we issued a warrant to Titan Partners Group, LLC, the Placement Agent for our registered direct offering, to purchase 40,000 shares (600,000 on a pre-reverse split basis) of our common stock at a price of $3.75 per share ($0.25 on a pre-reverse split basis). The warrant is exercisable at any time on or after November 12, 2023, and expires on May 16, 2028.

In November 2023, we issued 133,334 (2,000,000 on a pre-reverse split basis) shares of our common stock to LendSpark Corporation as additional consideration to enter into a loan agreement in which we received gross proceeds of $2,200,000.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report and is intended to provide information necessary to understand our audited consolidated financial statements for the year ended December 31, 2023 compared to the year ended December 31, 2022 and highlight certain other information which will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2023 compared to the year ended December 31, 2022. These historical consolidated financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Our Business

We provide a comprehensive suite of cybersecurity consulting and related services that encompass all three critical pillars: compliance, cybersecurity, and organizational culture.

Our services include managed security, compliance assessments, SOC support, vCISO services, incident response, digital forensics, technical assessments, and cybersecurity training. We’ve developed a unique offering called MCCP+ that delivers all three of these pillars through a dedicated team of subject matter experts.

Unlike many cybersecurity firms focused on specific technologies or services, we remain technology-agnostic. Instead, we concentrate on building a world-class team of cybersecurity and compliance experts with diverse skillsets. Our goal is to provide our clients with truly holistic solutions that address the chronic shortage of highly skilled cybersecurity professionals.

Underpinning our services is a steadfast belief that establishing a strong culture of security is essential for organizational resilience. We work closely with our clients to cultivate this security-first mindset, helping them quantify the return on their cybersecurity investments.

We have developed innovative software-based IP powered by machine learning, AI, and dark web threat intelligence. These multilayered technologies aim to enhance cyber effectiveness and drive greater resiliency for enterprises.

With a comprehensive portfolio of scalable IP solutions and an end-to-end team of experts, we are poised for organic growth. By optimizing the user experience and leveraging digital interfaces, we can expand our client base without adding strain to our services team. This scalability will enable us to drive increased revenue and margins concurrently.

Financial Highlights

Our operating results for the year ended December 31, 2023 included the following:

●	Total revenue increased by $10.5 million to $57.1 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022.

●	Total gross profit increased by $3.3 million to $6.0 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022.

Results of Operations

Comparison of the Year Ended December 31, 2023, to the Year Ended December 31, 2022

Our financial results for the year ended December 31, 2023 are summarized as follows in comparison to the year ended December 31, 2022:

	For the Year Ended
	December 31, 2023	December 31, 2022	Variance

Revenue:
Security managed services	$50,078,925	$40,920,420	$9,158,505
Professional services	6,979,832	5,629,197	1,350,635
Total revenue	57,058,757	46,549,617	10,509,140

Cost of revenue:
Security managed services	23,671,605	15,431,523	8,240,082
Professional services	900,582	844,287	56,295
Cost of payroll	21,613,207	20,036,182	1,577,025
Stock based compensation	4,823,829	7,512,304	(2,688,475)
Total cost of revenue	51,009,223	43,824,296	7,184,927
Total gross profit	6,049,534	2,725,321	3,324,213

Operating expenses:
Professional fees	3,695,187	2,067,603	1,627,584
Advertising and marketing	474,121	804,218	(330,097)
Selling, general and administrative	26,744,543	23,106,451	3,638,092
Stock-based compensation	7,712,671	9,885,191	(2,172,520)
Impairment of goodwill	45,194,717	-	45,194,717
Total operating expenses	83,821,239	35,863,463	47,957,776

Loss from operations	(77,771,705)	(33,138,142)	(44,633,563)

Other income (expense):
Other income (expense)	(13,640)	43,332	(56,972)
Interest expense, net	(2,881,416)	(680,921)	(2,200,495)

Total other income (expense)	(2,895,056)	(637,589)	(2,257,467)

Loss before income taxes	$(80,666,761)	$(33,775,731)	$(46,891,030)

Revenue

Security managed services revenue increased by $9,158,505, or 22%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to having a full year of ownership of CUATROi and NLT Secure, and new and existing customer revenue growth.

Professional services revenue increased by $1,350,635, or 24%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to having a full year of ownership of CUATROi and NLT Secure.

Expenses

Cost of Revenue

Security managed services cost of revenue increased by $8,240,082, or 53%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, due primarily to having a full year of ownership of CUATROi and NLT Secure compared to only four months in 2022, which increased our revenues from hardware and software sales and their related costs.

Professional services cost of revenue increased by $56,295, or 7%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, due to our increase in revenue from professional services from having a full year of ownership of CUATROi and NLT Secure compared to only four months in 2022.

Cost of payroll increased by $1,577,025, or 8%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, due to headcount costs of CUATROi and NLT Secure having a full year of ownership compared to only four months in 2022.

Stock-based compensation decreased by $2,688,475, or 36%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, due to the timing of recognition of the reversal of expense for options forfeited by former employees, a decrease in the number of options granted in 2023, and a decline in the fair value of new options granted resulting from the decline in our share price.

Operating Expenses

Professional fees increased by $1,627,584, or 79%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, due to an increase in accounting, legal and other professional fees incurred related to our periodic SEC filings and our efforts to raise additional capital, offset by a reduction in accounting and audit fees.

Advertising and marketing expenses decreased by $330,097, or 41%, for the year ended December 31, 2023, as compared to December 31, 2022, due to utilizing internal resources for advertising and marketing activities.

Selling, general, and administrative expenses increased $3,638,092, or 16%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, due to the costs of CUATROi and NLT Secure having a full year of ownership compared to only four months in 2022.

Stock-based compensation expenses decreased by $2,172,520, or 22%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, due to the timing of recognition of the reversal of expense for options forfeited by former employees, a decrease in the number of options granted in 2023, and a decline in the fair value of new options granted resulting from the decline in our share price.

Impairment of goodwill increased by $45,194,717, or 100%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, due to the fair value of our reporting units falling below their carrying value in 2023, whereas in the carrying fair value of these reporting units exceeded their carrying value in 2022.

Other Income (Expense)

Interest expense, net increased by $2,200,495, or 323%, during the year ended December 31, 2023, as compared to the year ended December 31, 2022, due to an increase in our debt assumed through acquisitions during 2022 and obtaining short-term loans to fund operating capital in 2023.

Working Capital

Our working capital as of December 31, 2023, as compared to our working capital as of December 31, 2022, is summarized as follows:

	As of
	December 31, 2023	December 31, 2022

Current assets	$10,957,814	$14,398,795
Current liabilities	26,071,102	23,213,039
Working capital (deficit)/surplus	$(15,113,288)	$(8,814,244)

The decrease in current assets is primarily due to a decrease in cash and cash equivalents, accounts receivable and prepaid expenses and other current assets of $770,721, $2,176,570, and $524,379 respectively. The increase in current liabilities is primarily due to the increase in accounts payable and accrued expenses of $7,640,990, offset by a decrease in loans and convertible notes payable of $4,567,367

Cash Flows

Our cash flows for the year ended December 31, 2023, as compared to our cash flows for the year ended December 31, 2022, can be summarized as follows:

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(5,920,112)	$(10,681,007)
Net cash used in investing activities	(160,158)	(6,048,944)
Net cash provided by financing activities	6,193,046	15,777,909
Effect of exchange rates on cash and cash equivalents	(883,497)	60,170
Decrease in cash	$(770,721)	$(891,872)

Operating Activities

Net cash used in operating activities was $5,920,112 for the year ended December 31, 2023 and was primarily due to cash used to fund a net loss of $80,231,083, adjusted for non-cash expenses in the aggregate of $64,085,528 and additional cash increases from changes in the levels of operating assets and liabilities in the aggregate of $10,225,443, primarily as a result of an increase in accounts receivable, accounts payable and accrued expenses, and deferred revenue. Net cash used in operating activities was $10,681,007 for the year ended December 31, 2022 and was primarily due to cash used to fund a net loss of $33,775,182, adjusted for non-cash expenses in the aggregate of $20,752,668 and additional cash increases from changes in the levels of operating assets and liabilities in the aggregate of $2,341,507, primarily as a result of an increase in accounts payable and other deferred revenue.

Investing Activities

Net cash used in investing activities of $160,158 for the year ended December 31, 2023, was primarily due to cash paid to purchase property and equipment. Net cash used in investing activities of $6,048,944 for the year ended December 31, 2022, was primarily due to cash paid as part of the acquisition of True Digital.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $6,193,046, which was primarily due to cash received from the sale of our common stock, and net proceeds from loans and convertible notes payable of $6,655,493 and $11,975,631, respectively, and offset by the payment of loans and convertible notes payable of $12,929,931. Net cash provided by financing activities for the year ended December 31, 2022 was $15,777,909, which was primarily due to cash received from the sale of our common stock, and net proceeds from loans and notes payable of $10,689,087 and $6,061,585, respectively, and offset by the payment of loans of $2,452,905.

Liquidity

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At December 31, 2023, we had an accumulated deficit of $158,018,687 and working capital deficit of $15,113,288. For the year ended December 31, 2023, we had negative cash flows from operations of $5,920,112. Although our company is showing positive revenue and gross profit trends, we expect to incur further losses through the end of 2024.

To date, we have funded operations primarily through the sale of equity in public offerings, private placements, loan proceeds, and revenue generated by our services. During the year ended December 31, 2023, we received $6,655,493 from public and private offerings of our common stock, $11,975,631 in net proceeds from our loans and convertible notes payable, and $491,853 from the exercise of stock options. On June 27, 2022, our Registration Statement on Form S-3 was declared effective, and we may offer and sell from time to time, in one or more series, any of our securities, for total gross proceeds up to $300,000,000. As of December 31, 2023, we had $291,351,048 of available funding from our S-3 Registration Statement from which we may issue our securities to fund current and future operations.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, due to losses incurred, substantial doubt about the Company’s ability to continue as a going concern exists.

We are evaluating strategies to obtain the required additional funding for future operations. These strategies may include, obtaining equity financing, issuing debt or entering into other financing arrangements, and restructuring of operations to grow revenues and decrease expenses. However, we may be unable to access further equity or debt financing when needed. As such, there can be no assurance that we will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

The ability for us to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the Growth Strategy paragraph and eventually attain profitable operations. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Recently Issued Accounting Pronouncements

See Note 3 to our consolidated financial statements for the years ended December 31, 2023 and 2022 included elsewhere in this Annual Report.

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

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at year end, at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment at the reporting level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using a market approach. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. Failure to maintain a similar market value may cause a future impairment of goodwill at the reporting unit.

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

Stock-Based Compensation

We measure and recognize compensation expense for equity-based awards based on the grant date fair values of the awards. For options with service or performance-based vesting conditions, the grant date fair value is estimated using the Black-Scholes option-pricing model, which requires management to make assumptions and apply judgment in determining the grant date fair value.

The most significant assumptions and judgments include estimating the expected option term, the expected stock price volatility and the risk-free interest rates. The assumptions used in our option pricing model represent management’s best estimates. If factors change and different assumptions are used, our equity-based compensation expense could be materially different in the future. We record forfeitures when they occur, based on our lack of historical data available to estimate an appropriate forfeiture rate. Changes in our forfeiture rate can have a significant impact on our equity-based compensation expense since the cumulative effect of adjusting the forfeiture rate is recognized in the period in which the estimate is changed.

We will continue to use judgment in evaluating the assumptions related to our equity-based awards on a prospective basis. As we continue to accumulate additional data related to our awards, we may refine our estimates, which could materially impact our future equity-based compensation expense.

Revenue Recognition

Our agreements with clients are primarily service contracts that range in duration from a few months to three years. We recognize revenue when control of these services is transferred to the client for an amount, referred to as the transaction price, which reflects the consideration to which we are expected to be entitled in exchange for those goods or services.

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

See Note 3 to our consolidated financial statements for the years ended December 31, 2023 and 2022 included elsewhere in this Annual Report for additional information regarding revenue recognition and deferred revenue.

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

Volatility in Stock-Based Compensation

We determine the expected stock price volatility based on the historical volatilities of our peer group, blended with our historical volatility, since there is not a sufficient trading history for our common stock. Industry peers consist of several public companies in the technology industry similar to us in size, stage of life cycle and financial leverage. We intend to continue to consistently apply this process using the same or similar public companies and continue increasing the blended proportion of our historical volatility until a sufficient trading history of our common stock becomes available. If circumstances change such that the identified companies are no longer similar to us, we will revise our peer group to substitute more suitable companies in this calculation.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Description of Material Weakness as of December 31, 2022

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

Remediation

As a result of identification of the material weakness noted above, we implemented a remediation plan that addressed the material weakness in internal control over financial reporting. We designed, documented, and implemented new controls to assess risks on internal controls over financial reporting and policies and procedures critical to financial reporting objectives. We have evaluated the design and operating effectiveness of the controls implemented and concluded that the controls are adequately designed and have operated effectively for a sufficient period to conclude that the material weakness has been remediated.

Limitations on Effectiveness of Controls and Procedures

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2023, we completed formal risk assessment procedures and documentation of policies and procedures critical to the accomplishment of financial reporting objectives.

Other than the remediation of our material weakness, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” nor a non-accelerated filer.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our Directors and Executive Officers. The age of each Director and Executive Officer listed below is given as of April 9, 2024.

Name	Age	Position
David G. Jemmett	57	Chief Executive Officer and Director
Kyle J. Young	41	Interim Chief Operating Officer
Debra L. Smith	53	Chief Financial Officer and Director
Ret. General Robert C. Oaks (3)	88	Director
Reid S. Holbrook (1) (2) (3)	76	Director
Andrew K. McCain (1) (2)	61	Director
Ernst M. (KiKi) VanDeWeghe, III (1) (2) (3)	65	Director
Brett Chugg	55	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Debra L. Smith – Chief Financial Officer and Director

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

Our Directors

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

Reid S. Holbrook – Director

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

Andrew K. McCain – Director

Mr. McCain has served as a director of our company since May 2019. He has served as the President and Chief Executive Officer for Hensley Beverage Company since January 2024, and previously served as President and Chief Operating Officer from 2014 through January 2024. He is a board member of the Arizona Super Bowl Host Committee, the Arizona 2016 College Football Championship Local Organizing Committee, Chairman of Hensley Employee Foundation, and a Patrons Committee member of United Methodist Outreach Ministries’ New Day Centers. He is past Chairman of the Board of the Fiesta Bowl, past Chairman of the Anheuser-Busch National Wholesaler Advisory Panel, and past Chairman of the Greater Phoenix Chamber of Commerce. Mr. McCain received his Bachelor of Arts in Mathematics in 1984 and an MBA in 1986 from Vanderbilt University.

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

Brett Chugg – Director

Mr. Chugg has served as a director of our company since February 2024. He has most recently served as Senior Managing Director at Koch Disruptive Technologies, a venture and growth equity investment group at Koch Industries and in other roles with Koch Industries since 1998. Mr. Chugg has also served as a Director on several high-growth company boards. Mr. Chugg attended Weber State University where he received a degree in English and received his MBA in 1998 from Bringham Young University.

We believe Mr. Chugg is qualified to serve as a director due to his experience as an investor and leader in technology with global and multi-industry experience.

Board Constitution

Our Board of Directors currently consists of seven members. All directors hold office until the next annual meeting of stockholders. At each annual meeting of stockholders, the successors to directors whose terms then expire are elected to serve from the time of election and qualification until the next annual meeting following election.

Director Independence

Our Board of Directors is comprised of a majority of independent directors, as “independence,” is defined by the listing standards of The Nasdaq Stock Market and by the SEC. Our Board of Directors has concluded that each of Messrs. Oaks, Holbrook, McCain, and Mr. VanDeWeghe are “independent”, having concluded that any relationship between such director and our company, in its opinion, does not interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Mr. Jemmett and Ms. Smith are employee directors. Mr. Scott served on our Board of Directors since April 2019 and resigned in May 2023. Mr. Scott was an independent director.

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

The Audit Committee was formed in 2021. Our Board of Directors has adopted a written charter for the Audit Committee, a copy of which is posted in the Investor Resources and Corporate Governance section of our website at www.ciso.inc/investor-relations/charter-of-the-audit-committee. The principal functions of the Audit Committee are to oversee our accounting and financial reporting processes and the audits of our consolidated financial statements; oversee our relationship with our independent auditors, including selecting, evaluating, and setting the compensation of, and approving all audit and non-audit services to be performed by the independent auditors; and facilitate communication among our independent registered public accounting firm and our financial and senior management.

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

The Governance and Nominating Committee was formed in 2021. Our Board of Directors has adopted a written charter for the Governance and Nominating Committee, a copy of which is posted in the Investor Resources and Corporate Governance section of our website at www.ciso.inc/investor-relations/charter-of-the-nominating-and-corporate-governance-committee. The Governance and Nominating Committee considers the performance of the members of our Board of Directors and nominees for director positions and evaluates and oversees corporate governance and related issues.

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

Based solely on our review of such reports and certain representations from each reporting person, we believe that during 2023, all Section 16(a) filing requirements were satisfied on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the total compensation paid or accrued during the years ended December 31, 2023 and 2022 to our Chief Executive Officer, and our next two most highly compensated executive officers who were serving as executive officers on December 31, 2023, (collectively, our “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)

David G. Jemmett	2023	315,105	62,500	-	-	-	-	14,118	391,723
Chief Executive Officer	2022	250,000	116,651	-	-	-	-	225	366,876

Debra L. Smith	2023	280,642	53,125	-	-	-	-	7,576	341,343
Chief Financial Officer	2022	200,000	60,500	-	892,200	-	-	225	1,152,925

Kyle J. Young	2023	274,392	48,000	-	-	-	-	12,168	334,560
Interim Chief Operating Officer (3)	2022	-	-	-	-	-	-	-	-

(1)	The amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive officer, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

(2)	The amounts in the “All Other Compensation” column consist of certain benefits provided to our NEOs, which are generally available to our similarly situated employees, including 401(k) company matching and technology stipend. For Mr. Jemmett, the amounts in this column consist of 401(k) company matching contributions ($13,218) and a technology stipend ($900). For Mr. Young, the amounts in this column consist of 401(k) company matching contributions of ($11,268) and a technology stipend ($900).

(3)	Mr. Young was appointed to serve as our Interim Chief Operating Officer on March 31, 2023.

Outstanding Equity Awards as of December 31, 2023

The following table summarizes the outstanding equity awards held by each named executive officer as of December 31, 2023.

Name	Grant Date		Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

David G. Jemmett	-		-	-	-	-

Debra L. Smith	February 1, 2021	(1)	33,332	-	30.00	February 1, 2026
	December 31, 2021	(2)	166	166	75.00	December 31, 2031
	January 14, 2022	(1)(3)	21,863	11,470	45.30	January 14, 2032

Kyle J. Young	February 1, 2021	(1)	33,332	-	30.00	February 1, 2026
	December 31, 2021	(2)	166	166	75.00	December 31, 2031
	January 14, 2022	(1)(3)	21,863	11,470	45.30	January 14, 2032

(1)	30% of the shares underlying this option vested on the one-year anniversary of the grant date with the remainder vesting month over the subsequent 24-month period.

(2)	25% of the shares underlying this option vested on the one-year anniversary of the grant date with the remainder vesting monthly over the subsequent 36-month period.

(3)	On August 22, 2022, we repriced these option grants to reflect an exercise price equal to the fair value of our common stock. Vesting provisions of these option grant remained on the same terms as the original option grant.

Retirement Plans

We maintain a tax-qualified Section 401(k) retirement savings plan for our executive officerss and other employees who satisfy the eligibility requirements. Under this plan, participants may elect to make pre-tax or Roth contributions of up to a certain portion of their current compensation, not to exceed the applicable statutory income tax limitation. We provided matching contributions made by participants in the plan up to a maximum of 3.5% of eligible compensation annually, subject to limitations in our 401(k) plan applicable to highly compensated employees. We intend for the plan to qualify under Section 401(a) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), enabling contributions by participants to the plan, and income earned on plan contributions, to not be taxable to participants until withdrawn from the plan.

Employment Agreements with our Named Executive Officers

David G. Jemmett

On September 30, 2019, we entered into an employment agreement with Mr. Jemmett to serve as our Chief Executive Officer (the “Jemmett Employment Agreement”). The Jemmett Employment Agreement is evergreen and can be terminated by either party. Pursuant to the Jemmett Employment Agreement, the Board of Directors approved an increase to Mr. Jemmett’s annual base salary from $250,000 to $375,000 and may be increased hereafter from time to time at the discretion of the Board of Directors. Mr. Jemmett’s base salary may be increased in accordance with our normal compensation and performance review policies. He is entitled to receive a discretionary annual bonus of up to 100% of his annual base salary, at the discretion of our Board of Directors, based on performance and our objectives. Subject to approval by our Board of Directors, Mr. Jemmett is entitled to stock options under our 2019 Equity Incentive Plan. The stock options will vest at 33% on the one-year anniversary of the Jemmett Employment Agreement and the remaining 66% of the options will vest monthly over the next 12 months. As of December 31, 2022, our Board of Directors had not approved or granted any stock options to Mr. Jemmett. On December 31, 2022, a bonus of $62,500 was accrued for Mr. Jemmett and subsequently paid in equal installments on April 28, May 31, and June 30, 2023. Mr. Jemmett is also eligible to participate in our standard benefit plans.

Debra L. Smith

On December 31, 2020, we entered into an employment agreement with Ms. Smith to serve as our Executive Vice President of Finance, effective as of February 1, 2021 (the “Smith Employment Agreement”). Pursuant to the Smith Employment Agreement, the Board of Directors approved an increase to Ms. Smith’s annual base salary from $200,000 to $350,000 and may be increased hereafter from time to time at the discretion of the Board of Directors. Ms. Smith also earns a guaranteed bonus of $60,000 to be paid quarterly, and an additional $60,000 at the end of each fiscal year at the discretion of our Board of Directors. A bonus of $53,125 was accrued for Ms. Smith and subsequently paid in installments on March 31, April 28, May 31, and June 30, 2023. Ms. Smith is also eligible to participate in our standard benefit plans. On June 18, 2021, we appointed Ms. Smith to serve as Chief Financial Officer. The terms of the original Smith Employment Agreement remained in force.

Kyle J. Young

On March 31, 2023, we entered into an employment agreement with Mr. Young to serve as our Chief Operating Officer (the “Young Employment Agreement”). The Young Employment Agreement is evergreen and can be terminated by either party. Pursuant to the Young Employment Agreement, the Board of Directors approved an increase to Mr. Young’s annual base salary from $200,000 to $350,000, and an annual bonus between 20% and 100% of base annual salary at the discretion of our Board of Directors. A bonus of $47,500 was accrued for Mr. Young and subsequently paid in installments on April 28, May 31, and June 30, 2023. Mr. Young is also eligible to participate in our standard benefit plans.

Director Compensation

The following table sets forth for each non-employee director certain information concerning their compensation for the year ended December 31, 2023:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Reid S. Holbrook	-	-	-	-	-	-	-
Andrew K. McCain	-	-	-	-	-	-	-
Ret. General Robert C. Oaks	-	-	-	-	-	-	-
Stephen Scott (3)	-	-	-	-	-	$159,000	$159,000
Ernest M. (Kiki) VanDeWeghe, III	-	-	-	-	-	-	-

Notes:

(1)	All directors receive reimbursement for reasonable out-of-pocket expenses in attending Board meetings and for participating in our business.

(2)	The amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 10 to our consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2022.

(3)	Mr. Scott received payment of $11,500 per month under the terms of an independent consulting agreement to provide services relating to our strategic and business development, and sales and marketing. In July 2023, we entered into a new independent consulting agreement with Mr. Scott to provide similar services for payment for $15,000 per month. Mr. Scott resigned as a Director on May 10, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 5, 2024 for (a) the named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 5, 2024 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 12,232,379 shares of common stock outstanding on April 5, 2024.

Security Ownership of Certain Beneficial Holders

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent
Jemmett Enterprises, LLC	4,429,000	(2)	36.21%
Stephen H. Scott, Jr.	1,203,335	(3)	9.84%

Security Ownership of Directors and Executive Officers

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent
David G. Jemmett	4,629,001	(4)	37.84%
Debra L. Smith	59,090	(5)	*
Kyle J. Young	59,090	(6)	*
Ret. General Robert C. Oaks	26,666	(7)	*
Reid S. Holbrook	26,666	(7)	*
Andrew K. McCain	529,444	(8)	4.22%
Kiki VanDeWeghe	13,333	(9)	*
Brett Chugg	—		—
Directors & Executive Officers as a Group (8 persons)	5,343,290	(10)	42.00%

Notes:

*	Less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise indicated, the address of record is c/o CISO Global, Inc., 6900 E. Camelback Road, Suite 900, Scottsdale, Arizona 85251.

(2)	Mr. Jemmett is the managing member of Jemmett Enterprises, LLC and has voting and dispositive power over such shares.

(3)	Consists of (i) 853,334 shares held directly by Mr. Scott; (ii) 333,334 shares beneficially held by TVMT LLC; and (iii) 16,667 shares beneficially held by JLS 401k Trust.

(4)	Consists of (i) 4,429,000 shares held by Jemmett Enterprises, LLC, of which Mr. Jemmett is the managing member and has voting and dispositive power over such shares; (ii) 133,334 shares held by Xander LLC, of which Mr. Jemmett and his wife are the sole members and have voting and dispositive power over such shares; and (iii) 66,667 shares held by Dana Borgman Trust.

(5)	Consists of 59,090 shares issuable upon exercise of options exercisable within 60 days after April 5, 2024.

(6)	Consists of 59,090 shares issuable upon exercise of options exercisable within 60 days after April 5, 2024.

(7)	Consists of 26,666 shares issuable upon the exercise of options exercisable within 60 days after April 5, 2024.

(8)	Consists of (i) 25,000 shares held indirectly as executor of the Andrew and Lucy McCain Family Trust, for which Mr. McCain has voting and dispositive power; (ii) 200,000 shares held by Hensley & Company, for which Mr. McCain has voting and dispositive power; (iii) 26,666 shares issuable upon the exercise of options exercisable within 60 days after April 5, 2024; and (iv) 277,778 shares issuable upon the conversion of a note payable held by Hensley & Company.

(9)	Consists of 13,333 shares issuable upon the exercise of options exercisable within 60 days after April 5, 2024.

(10)	Includes 211,511 shares issuable upon the exercise of stock options and 277,778 shares issuable upon conversion of a note payable.

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,105,168	$31.63	4,232,853

Equity compensation plans not approved by security holders	—	—	—

Total	2,105,168	$31.63	4,232,853

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, during the year ended December 31, 2023, there were no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

Independent Consulting Agreement with Stephen Scott

In August 2020, we entered into an Independent Consulting Agreement with Stephen Scott, a then director of our company, with respect to advisory and consulting services relating to our strategic and business development, and sales and marketing. Mr. Scott received a consulting fee of $11,500 per month for such services.

In July 2023, we entered into an Independent Consulting Agreement with Mr. Scott, to provide, on a non-exclusive basis, advisory and consulting services relating to our strategic and business development, intellectual property development, banking relationships, and strategic M&A for a period of one year. Mr. Scott will receive a consulting fee of $15,000 per month for such services under the terms of this agreement. During the years ended December 31, 2023 and 2022, we paid consulting fees to Mr. Scott in the amounts of $159,000 and $138,000, respectively.

Managed Services Agreement with Hensley Beverage Company

In July 2021, we entered into a 1-year Managed Services Agreement with Hensley Beverage Company, an entity affiliated with Mr. McCain, a director of our company, to provide secured managed services. We also may be engaged by Hensley Beverage Company from time to time to provide other related services outside the scope of the Managed Services Agreement. While the agreement provides for a term through December 31, 2021, the agreement will continue until terminated by either party. For the years ended December 31, 2023 and 2022, we received $1,417,398 and $850,445, respectively from Hensley Beverage Company for contracted services and had an outstanding receivable balance of $152,213 and $15,737 as of December 31, 2023 and 2022, respectively.

Convertible Note Payable with Hensley Beverage Company

In March 2023, we issued an unsecured convertible note to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest is due on March 20, 2025. At any time prior to or on the maturity date, Hensley & Company is permitted to convert all or any portion of the outstanding principal amount and all accrued and unpaid interest thereon into shares of our common stock at a conversion price of $18.00 per share ($1.20 on a pre-reverse split basis). During the year ended December 31, 2023, we recorded interest expense of $388,888 and as of December 31, 2023, we had accrued interest of $388,888. Andy McCain, a director of our company, is President and Chief Executive officer of Hensley & Company.

Director Independence

See “Directors, Executive Officers and Corporate Governance – Director Independence” and “Directors, Executive Officers and Corporate Governance – Board Committees” in Item 10 above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee has appointed Semple, Marchal & Cooper, LLP (“SMC”) to audit the consolidated financial statements of our company for the fiscal year ending December 31, 2023. The following table sets forth the fees billed to our company for professional services rendered by SMC for the years ended December 31, 2023 and 2022:

Services	2023	2022
Audit fees (1)	$498,395	$369,481
Audit-related fees (2)	51,863	104,663
Tax fees (3)	65,827	50,213
All other fees	17,235	-
Total fees	$633,320	$524,357

(1)	Audit fees consisted of billing for professional services normally provided in connection with statutory and regulatory filings, including (i) fees associated with the audits of our financial statements for the years ended December 31, 2023 and 2022 and, (ii) fees associated with quarterly reviews for the quarters ended March 31, 2023 and 2022, June 30, 2023 and 2022, and September 30, 2023 and 2022.

(2)	Audit related fees consisted of billings for professional services for reviews of our periodic filings under form 10-K and 10-Q and acquisition audits for the years ended December 31, 2023 and 2022.

(3)	Tax fees consisted primarily of tax related advisory and preparation services.

Audit Committee Pre-Approval Policies

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

All of the services provided by SMC described above under the caption “Audit-Related Fees” were approved by our Audit Committee pursuant to our Audit Committee’s pre-approval policies.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of the report:

(1)	For a list of the financial statements included herein, see the index to the financial statements beginning on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(2)	Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(b)	Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Agreement for the Purchase and Sale of Limited Liability Company Interests of GenResults, LLC dated April 12, 2019	10-12G	10.1	10/2/2019
2.2**	Agreement and Plan of Merger by and among the Registrant, TalaTek, LLC, TalaTek Merger Sub and Baan Alsinawi dated September 23, 2019	10-12G	2.2	10/2/2019
2.3	Stock Purchase Agreement by and among the Registrant, Technologyville, Inc. and Brian Yelm dated May 25, 2020	8-K	10.1	5/29/2020
2.4	Share Purchase Agreement among the Registrant, Clear Skies Security, LLC and all of its Members dated July 31, 2020	8-K	10.1	8/6/2020
2.5**	Agreement and Plan of Merger by and among the Registrant, Alpine Merger Sub, LLC, Alpine Security, LLC and Christian Espinosa dated December 16, 2020	8-K	10.1	12/21/2020
2.6**	Amended and Restated Agreement and Plan of Merger by and among the Registrant, Catapult Acquisition Merger Sub, LLC, Catapult Acquisition Corporation, the shareholders of Catapult Acquisition Corporation and Darek Hahn dated July 26, 2021	8-K	10.1	08/02/2021
2.7**	Stock Purchase Agreement by and among the Registrant, Atlantic Technology Systems, Inc., Atlantic Technology Enterprises, Inc., and James Montagne and Miriam Montagne as sole shareholders, dated October 1, 2021	8-K	10.1	10/07/2021
2.8**	Agreement and Plan of Merger by and among the Registrant, RED74 Merger Sub, LLC, RED74 LLC, Ticato Holdings, Inc. and Tim Coleman dated October 8, 2021	8-K	10.1	11/15/2021
2.9**	Stock Purchase Agreement by and among the Registrant, Southford Equities, Inc., a British Virgin Islands based company and David Esteban Alfaro Medina, Roberto Andrés Arriagada Poblete and Camilo Orlando Garrido Briones dated December 1, 2021	8-K	10.1	12/06/2021
2.10	Stock Purchase Agreement among the Registrant and certain shareholders of True Digital Security Inc. dated January 5, 2022	8-K	10.1	01/06/2022
2.11**	Agreement and Plan of Merger among the Registrant and certain shareholders of True Digital Security Inc. dated January 5, 2022	8-K	10.2	01/06/2022
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	08/15/2022
3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	04/10/2023
3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	03/07/2024
3.2	Second Amended and Restated By-laws of the Registrant	8-K	3.1	10/10/2023
4.1	Form of Common Stock Certificate of the Registrant	10-K	4.1	03/30/2020
4.2	Description of Securities Registered under Section 12 of the Exchange Act	10-K	4.2	03/31/2023
4.3	Form of Underwriter Warrant	S-1	4.3	12/14/2021
4.4	Form of Placement Agent Warrant	8-K	4.1	05/17/2023
10.1	Stock Repurchase Agreement between the Registrant and Alan Kierman dated September 1, 2019	10-K	10.4	03/30/2020
10.2#	2019 Equity Incentive Plan, as amended	10-Q	10.3	08/15/2022
10.3(a)#	Form of Stock Option Agreement	10-K	10.3	04/15/2022
10.4#	Employment Agreement between the Registrant and David G. Jemmett dated September 30, 2019	10-12G	10.2	010/2/2019
10.5	Purchase Agreement and 5% Unsecured Convertible Note by the Registrant payable to Neil Stinchcombe dated October 27, 2021	8-K	10.1	11/02/2021
10.5(a)	Letter Agreement between the Registrant and Neil Stinchcombe dated March 27, 2023	10-K	10.5(a)	03/31/2023
10.6#	Employment Agreement by and between Debra L. Smith and the Registrant dated December 31, 2020	10-K	10.10	04/15/2022
10.7#	Employment Agreement by and between David A. Bennett and the Registrant dated February 12, 2022	10-K	10.7	03/31/2023
10.8#	Employment Agreement by and between Ashley N. Devoto and the Registrant dated December 23, 2021	10-K	10.8	03/31/2023
10.9	Form of Lockup Agreement	S-1/A	10.14	01/07/2022
10.10	Purchase Agreement, dated March 20, 2023, by and between the Registrant and Hensley & Company dba Hensley Beverage Company	8-K	10.1	03/20/2023
10.11	10% Unsecured Convertible Note by the Registrant payable to Hensley & Company, dated March 20, 2023	8-K	10.2	03/20/2023
10.12#	Employment Agreement by and between Kyle J. Young and the Registrant dated March 30, 2023	10-K	10.12	03/31/2023
10.13#	2023 Equity Incentive Plan	S-8	10.2	10/31/2023
10.14	Placement Agency Agreement, dated May 16, 2023, by and between the Registrant and each Purchaser thereto	8-K	10.2	05/17/2023
10.15	Form of Securities Purchase Agreement, dated May 16, 2023, by and between the Registrant and each Purchasers thereto	8-K	10.1	05/17/2023
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Semple, Marchal & Cooper LLP
23.2*	Consent of Baker Tilly Chile Ltda.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
97.1*	CISO Global, Inc. Executive Officer Incentive Compensation Recovery Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

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

CISO GLOBAL, INC.

By:	/s/ David G. Jemmett
Name:	David G. Jemmett
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	April 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David G. Jemmett
Name:	David G. Jemmett
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	April 16, 2024

By:	/s/ Debra L. Smith
Name:	Debra L. Smith
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	April 16, 2024

By:	/s/ Robert C. Oaks
Name:	Ret. General Robert C. Oaks
Title:	Director
Date:	April 16, 2024

By:	/s/ Reid S. Holbrook
Name:	Reid S. Holbrook
Title:	Director
Date:	April 16, 2024

By:	/s/ Andrew K. McCain
Name:	Andrew K. McCain
Title:	Director
Date:	April 16, 2024

By:	/s/ Ernest M. (Kiki) VanDeWeghe, III
Name:	Ernest M. (Kiki) VanDeWeghe, III
Title:	Director
Date:	April 16, 2024

By:	/s/ Brett Chugg
Name:	Brett Chugg
Title:	Director
Date:	April 16, 2024

CISO GLOBAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2023 AND 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

CISO Global, Inc. and Subsidiaries

Scottsdale, Arizona

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CISO Global, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2023 and 2022, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the combined financial statements of the Company’s wholly-owned “South American Subsidiaries,” which include the consolidated balance sheets of Arkavia Networks SpA. and its wholly-owned subsidiaries Arkavia Networks Limitada and Arkavia Networks, as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the years ended December 31, 2023 and 2022; the combined balance sheets of Servicios Informaticos CUATROi, S.P.A., Comercializadora CUATROi S.P.A., CUATROi Peru S.A.C., and CUATROi S.A.S. (entities under common ownership and management) as of December 31, 2023 and 2022 and the related combined statements of operations, stockholder’s equity, and cash flows for the year ended December 31, 2023 and the period from August 26, 2022 (Acquisition) to December 31, 2022; and the combined balance sheets of NLT Networks, S.P.A., NLT Tecnologias, Limitada, NLT Servicios Profesionales, S.P.A. and White and Blue Solutions, LLC (entities under common ownership and management) as of December 31, 2023 and 2022 and the related combined statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2023 and the period from September 1, 2022 (Acquisition) to December 31, 2022; and the related notes (collectively “combined financial statements”). The combined financial statements of the South American Subsidiaries reflect total assets of $21.9 million and $39.5 million at December 31, 2023 and 2022, respectively, and total revenues of $23.1 and $10.0 million for the periods then ended. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the South American Subsidiaries, is based solely on the report of the other auditors.

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

Phoenix, Arizona

April 16, 2024

bakertilly

www.bakertilly.cl

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of
CISO Global, Inc.
1/2

Report on the financial statements

We have audited the combined balance sheets of CISO Global Chile Latam comprising the companies Arkavia Networks SpA. and its wholly-owned subsidiaries Arkavia Networks Limitada and Arkavia Networks (collectively "Arkavia"), as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2023, and 2022; the combined balance sheets of Servicios Informaticos CUATROi, S.P.A., Comercializadora CUATROi S.P.A., CUATROi Peru S.A.C., and CUATROi S.A.S. (entities under common ownership and management, collectively "CUATROi") as of December 31, 2023 and 2022 and the related combined statements of operations, stockholders' equity, and cash flows for the period ended December 2023 and August 26, 2022 (Acquisition) to December 31, 2022; and the combined balance sheets of NLT Networks, S.P.A., NLT Tecnologias, Limitada, NLT Servicios Profesionales, S.P.A. and White and Blue Solutions, LLC (entities under common ownership and management, collectively "NLT") as of December 31, 2023 and 2022 and the related combined statements of operations, stockholders' equity, and cash flows for the period ended December 2023 and September 1, 2022 (Acquisition) to December 31, 2022; and the related notes (collectively "combined financial statements") (Arkavia, together with CUATROi and NLT, the "Company"). In our opinion, such combined financial statements present fairly, in all material respects the combined financial position as December 31, 2023 and 2022, and the results of its combined operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

AUDITORÍA · CONSULTORÍA · ASESORÍAS TRIBUTARIAS

Baker Tilly Chile trading as Baker Tilly is a member of the global network of Baker Tilly International Ltd., the members of which are separate and independent legal entities.

bakertilly

Board of Directors and Stockholders of
CISO Global, Inc.
2/2

www.bakertilly.cl

CLAUDIO SILVA MORALES

BAKER TILLY CHILE LTDA.

Santiago, Chile, April 16, 2024

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

CISO GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS

Current Assets:
Cash and cash equivalents	$1,062,442	$1,833,163
Accounts receivable, net	5,685,727	7,862,297
Inventory	218,890	11,803
Prepaid cost of revenue	2,592,828	2,634,667
Prepaid expenses and other current assets	1,200,271	1,724,650
Contract assets	197,656	332,215
Total Current Assets	10,957,814	14,398,795

Property and equipment, net	3,677,474	4,680,495
Right of use asset, net	762,228	255,687
Intangible assets, net	3,778,244	8,475,229
Goodwill	31,519,844	76,664,017
Prepaid cost of revenue, net of current portion	888,255	-
Other assets	71,523	22,592

Total Assets	$51,655,382	$104,496,815

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$15,951,327	$8,310,337
Deferred revenue	4,158,969	4,472,140
Lease liability	219,342	121,731
Loans payable	3,691,464	7,758,831
Convertible notes payable	2,050,000	2,550,000
Total Current Liabilities	26,071,102	23,213,039

Long-term Liabilities:
Deferred revenue, net of current portion	1,099,734	-
Loans payable, net of current portion	2,748,788	4,243,802
Convertible notes payable, related party	5,000,000	-
Lease liability, net of current portion	596,307	159,205
Deferred tax liability	-	435,678

Total Liabilities	35,515,931	28,051,724

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.00001 par value; 300,000,000 shares authorized; 11,949,959 and 9,697,921 issued outstanding at December 31, 2023 and December 31, 2022, respectively	119	97
Preferred stock, $.00001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding on December 31, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	172,837,842	153,170,351
Accumulated translation adjustment	1,320,177	1,062,247
Accumulated deficit	(158,018,687)	(77,787,604)
Total Stockholders’ Equity	16,139,451	76,445,091

Total Liabilities and Stockholders’ Equity	$51,655,382	$104,496,815

The accompanying footnotes are an integral part of these consolidated financial statements.

CISO GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended
	December 31, 2023	December 31, 2022

Revenue:
Security managed services	$50,078,925	$40,920,420
Professional services	6,979,832	5,629,197
Total revenue	57,058,757	46,549,617

Cost of revenue:
Security managed services	23,671,605	15,431,523
Professional services	900,582	844,287
Cost of payroll	21,613,207	20,036,182
Stock based compensation	4,823,829	7,512,304
Total cost of revenue	51,009,223	43,824,296
Total gross profit	6,049,534	2,725,321

Operating expenses:
Professional fees	3,695,187	2,067,603
Advertising and marketing	474,121	804,218
Selling, general and administrative	26,744,543	23,106,451
Stock based compensation	7,712,671	9,885,191
Impairment of goodwill	45,194,717	-
Total operating expenses	83,821,239	35,863,463

Loss from operations	(77,771,705)	(33,138,142)

Other income (expense):
Other income (expense)	(13,640)	43,332
Interest expense, net	(2,881,416)	(680,921)

Total other income (expense)	(2,895,056)	(637,589)

Loss before income taxes	(80,666,761)	(33,775,731)
Benefit from income taxes	(435,678)	(549)

Net loss	(80,231,083)	(33,775,182)
Foreign currency translation adjustment	257,930	1,062,247

Comprehensive loss	$(79,973,153)	$(32,712,935)

Net loss per common share - basic and diluted (Note 3)	$(7.22)	$(3.64)

Weighted average shares outstanding - basic	11,117,316	9,275,554
Weighted average shares outstanding - diluted	11,117,316	9,275,554

The accompanying footnotes are an integral part of these consolidated financial statements.

CISO GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (NOTE 3)

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Total

Balance at January 1, 2023	9,697,921	$97	-	$-	$153,170,351	$1,062,247	$(77,787,604)	$76,445,091

Stock based compensation - stock options	-	-	-	-	11,469,667	-	-	11,469,667
Stock based compensation - common stock	233,333	2	-	-	733,498	-	-	733,500
Stock issued for cash	1,782,658	18	-	-	6,655,475	-	-	6,655,493
Exercise of options	69,378	1	-	-	491,852	-	-	491,853
Stock issued for SB Cyber acquisition	33,335	-	-	-	99,000	-	-	99,000
Stock issued as lending discount	133,334	1	-	-	217,999			218,000
Foreign currency translation	-	-	-	-	-	257,930	-	257,930
Net loss	-	-	-	-	-	-	(80,231,083)	(80,231,083)
Balance at December 31, 2023	11,949,959	$119	-	$-	$172,837,842	$1,320,177	$(158,018,687)	$16,139,451

Balance at January 1, 2022	8,328,397	$83	-	$-	$69,310,544	$-	$(44,012,422)	$25,298,205

Stock based compensation - stock options	-	-	-	-	15,464,587	-	-	15,464,587
Stock based compensation - common stock	60,655	1	-	-	2,266,233	-	-	2,266,234
Stock issued for cash	23,499	-	-	-	1,167,289	-	-	1,167,289
Exercise of options	179,268	2	-	-	1,480,140	-	-	1,480,142
Stock issued for cash in public offering	137,334	1	-	-	9,521,797	-	-	9,521,798
Stock issued for True Digital acquisition	548,600	6	-	-	34,726,374	-	-	34,726,380
Stock issued for VelocIT acquisition	17,112	-	-	-	-	-	-	-
Stock issued for Red74 acquisition	2,267	-	-	-	-	-	-	-
Stock issued for Creatrix acquisition	40,000	1	-	-	3,629,999	-	-	3,630,000
Stock issued for CyberViking acquisition	33,267	-	-	-	1,836,320	-	-	1,836,320
Stock issued for CUATROi acquisition	144,463	1	-	-	6,847,473	-	-	6,847,474
Stock issued for NLT Secure acquisition	183,059	2	-	-	6,919,595	-	-	6,919,597
Foreign currency translation	-	-	-	-	-	1,062,247	-	1,062,247
Net loss	-	-	-	-	-	-	(33,775,182)	(33,775,182)
Balance at December 31, 2022	9,697,921	$97	-	$-	$153,170,351	$1,062,247	$(77,787,604)	$76,445,091

The accompanying footnotes are an integral part of these consolidated financial statements.

CISO GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net loss	$(80,231,083)	$(33,775,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - stock options	11,469,667	15,464,587
Stock based compensation - common stock	733,500	1,932,908
Depreciation and amortization	3,144,047	3,071,917
Right of use amortization	227,241	247,474
Other	200,317	35,782
Impairment of intangible assets	3,116,039	-
Impairment of goodwill	45,194,717	-
Changes in operating assets and liabilities:
Accounts receivable, net	2,085,883	(979,898)
Inventory	(217,664)	173,156
Contract assets	134,559	(166,908)
Prepaids and other current assets	(493,328)	(2,625,108)
Accounts payable and accrued expenses	8,125,856	4,237,986
Lease liability	(199,069)	(206,870)
Settlement liability	-	(470,000)
Deferred revenue	789,206	2,379,149

Net cash used in operating activities	(5,920,112)	(10,681,007)

Cash flows from investing activities:
Purchases of property and equipment	(213,629)	(512,247)
Cash acquired/(paid) in acquisitions, net	30,430	(5,536,697)
Proceeds from the sale of property and equipment	23,041	-

Net cash used in investing activities	(160,158)	(6,048,944)

Cash flows from financing activities:
Proceeds from sale of common stock	6,655,493	10,689,087
Proceeds from stock option exercise	491,853	1,480,142
Proceeds from loan payable	6,852,408	5,000,000
Proceeds from convertible notes payable, related party	5,000,000	-
Proceeds from convertible note payable	2,050,000	1,000,000
Proceeds from line of credit	264,723	86,585
Payment on line of credit	(261,591)	-
Payment on loans payable	(12,118,340)	(369,829)
Payment on notes payable, related party	-	(2,083,076)
Payment of convertible note payable	(2,550,000)	-
Payment of debt issuance cost	(191,500)	(25,000)

Net cash provided by financing activities	6,193,046	15,777,909

Effect of exchange rates on cash and cash equivalents	(883,497)	60,170

Net decrease in cash and cash equivalents	(770,721)	(891,872)

Cash and cash equivalents - beginning of the period	1,833,163	2,725,035

Cash and cash equivalents - end of the period	$1,062,442	$1,833,163

Supplemental cash flow information:
Cash paid for:
Interest	$2,376,477	$512,374
Income taxes	$-	$-
Supplemental disclosure of non-cash transactions:
Operating lease assets obtained in exchange for operating lease obligations	$733,782	$476,986
Common stock issued in True Digital acquisition	$-	$34,726,380
Common stock issued in Creatrix acquisition	$-	$3,630,000
Common stock issued in VelocIT acquisition	$-	$-
Common stock issued in RED 74 acquisition	$-	$-
Common stock issued in CyberViking acquisition	$-	$1,836,320
Common stock issued in CUATROi acquisition	$-	$6,847,474
Common stock issued in NLT Secure acquisition	$-	$6,919,597
Common stock issued in SB Cyber acquisition	$99,000	$-
Common stock issued as a lending discount	$218,000	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

CISO GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Unless otherwise indicated or the context requires otherwise, the terms ““we,” “us,” “our,” and “our company” refer to CISO Global, Inc., a Delaware corporation (“CISO Global”), and our wholly owned subsidiaries. All dollar amounts are expressed in United States dollars.

Nature of the Business

We are a cybersecurity and compliance company comprised of highly trained and seasoned security professionals who work with clients to enhance or create a better cyber posture in their organization. We provide a full range of cybersecurity consulting and related services, encompassing all three pillars of compliance, cybersecurity, and culture. Our services include secured managed services, compliance services, security operations center (“SOC”) services, virtual Chief Information Security Officer (“vCISO”) services, incident response, certified forensics, technical assessments, and cybersecurity training. We believe that culture is the foundation of every successful cybersecurity and compliance program. To deliver that outcome, we developed our unique offering of MCCP+ (“Managed Compliance & Cybersecurity Provider + Culture”), which is a holistic solution that provides all three of these pillars under one roof from a dedicated team of subject matter experts. In contrast to the majority of cybersecurity firms that are focused on a specific technology or service, we seek to differentiate ourselves by remaining technology agnostic, focusing on accumulating highly sought-after topic experts. We continually seek to identify and acquire cybersecurity talent to expand our service scope and geographical coverage to provide the best possible service for our clients. We believe that bringing together a world-class team of technological experts with multi-faceted expertise in the critical aspects of cybersecurity is key to providing technology agnostic solutions to our clients in a business environment that has suffered from a chronic lack of highly skilled professionals, thereby setting us apart from competitors and in-house security teams. Our goal is to create a culture of security and to help quantify, define, and capture a return on investment from information technology and cybersecurity spending.

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business However, due to losses incurred, substantial doubt about the Company’s ability to continue as a going concern exists.

We are evaluating strategies to obtain the required additional funding for future operations. These strategies may include, obtaining equity financing, issuing debt or entering into other financing arrangements, and restructuring of operations to grow revenues and decrease expenses. However, we may be unable to access further equity or debt financing when needed. As such, there can be no assurance that we will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

The ability for us to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the Growth Strategy paragraph and eventually attain profitable operations. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

Reverse Stock Split

On February 29, 2024, our board of directors approved a 1-for-15 reverse stock split of our common stock. The record date for the reverse stock split was the close of business on March 7, 2024, with share distribution occurring on March 8, 2024. As a result of the reverse stock split, stockholders received one share of CISO Global, Inc. common stock, par value $0.00001, for each 15 shares they held as of the record date. All share and per share amounts have been retroactively restated for the effects of this reverse stock split. Common stock underlying our outstanding warrants, convertible notes, and options have also been adjusted, and the conversion and exercise prices have also been adjusted.

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

We believe the following critical accounting policies affect our more material judgments and estimates used in the preparation of the accompanying consolidated financial statements. Material estimates include the allowance for credit losses, the carrying value of intangible assets and goodwill, deferred tax asset and valuation allowance, the estimated fair value of assets acquired, liabilities assumed and stock issued in business combinations, and assumptions used in the Black-Scholes-Merton pricing model, such as expected volatility, risk-free interest rate, share price, expected dividend rate, and the adequacy of insurance reserves.

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

Our revenue is categorized and disaggregated as reflected in our consolidated statements of operations and comprehensive loss, as follows:

Security Managed Services

We have three distinct revenue streams under cybersecurity security managed services: risk and compliance, cyber defense operations, and secured managed services. We derive revenue from risk and compliance by ensuring our customers implement the right controls, properly prioritizing risks, and investing in the appropriate remediation, so our customers can achieve compliance, adhere to industry standards and guidelines, and manage continuous monitoring over time. We derive revenue from cyber defense operations through security focused end-to-end network and device management solutions for companies that want to outsource their administration needs to a team of senior engineers who provide modern strategy, insights, support, SOC-as-a-service, which is a subscription-based service that manages and monitors clients’ logs, devices, clouds, network, and assets for possible cyber threats. Secured managed services include road mapping the future state for the client and providing our knowledgeable expertise to help them achieve their security needs.

Performance Obligations

Our contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We have determined the performance obligations for the following services:

Risk and Compliance: We have determined that services provided under risk and compliance contains a single performance obligation. We recognize revenue as earned based on time and material.

Cyber Defense Operations: We consider these services to be one performance obligation, although they may include various parts (e.g., support desk, vulnerability identification and patching, firewall management, etc. (referred to generally as the “parts”)). These parts are not viewed as being distinct, but rather a collection of interrelated parts that are combined to fill a functional need over a period of time (managed IT service). As such, the parts are not viewed as distinct as the parts are not separable in the contract. We bill the client on a monthly basis under the annual contract, and revenue is recognized as earned ratably over the contract term.

Secured Managed Services: We have determined that secure IT and architecture services is viewed by our company as one performance obligation, although it may include various parts (e.g., strategy, advisory, architecture, design, security and oversight (referred to generally as the “parts”)). This position is based on the fact that these various parts are not viewed as being distinct. Revenue is recognized as earned based on time and materials.

Professional Services

We have two distinct revenue streams under professional services: incident response and digital forensics, and security testing and training. We derive revenue from security testing and training by utilizing the same tools and techniques a malicious cybercriminal would use to try to gain unauthorized access to highly guarded corporate systems and data to evaluate technical controls and quantify business risks in a meaningful way. We also offer cybersecurity awareness training required under most compliance frameworks, and recommended as a best practice under National Institute of Standards and Technology standards, to help reduce the risk of a successful cyber-attack. We derive revenue from the sale of hardware and software for customer’s IT infrastructure along with occasional staffing services.

We derive revenue from incident response and digital forensics by providing our customers with certified experts experienced in locating and neutralizing threat actors who have breached their environments. Our team is able to identify and contain a cyberattack quickly, implement patches or configuration changes to prevent re-infection, perform forensic analysis to determine root cause, and provide a plan of attack for improvements that will prevent a similar attack from succeeding in the future.

Performance Obligations

Our contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We have determined the performance obligations for the following services:

Security Testing and Training: We have determined that security testing and training is viewed by our company as one performance obligation. Revenue is recognized at a point in time when the result of the assessment is turned over to the customer, as earned based on time and materials, or upon delivery of equipment to the client.

Incident Response and Digital Forensics: We consider these services to be one performance obligation, although they may include various parts (e.g., determine the source, cause, and prevention of recurrence etc. (referred to generally as the “parts”)). These parts are not viewed as being distinct. We recognize revenue as earned based on time and material.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are generally unsecured, non-interest bearing and reported at their outstanding unpaid principal balances, net of allowances for credit losses. We provide for allowances for credit losses based on our estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. We write off accounts receivable against the allowance for credit losses when a balance is determined to be uncollectible. As of December 31, 2023 and 2022, our allowance for credit losses was $219,141 and $270,011, respectively.

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

Impairment of Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. During the year ended December 31, 2023, we recognized losses on impairment of goodwill and intangible assets of $45,194,717 and $3,116,039, respectively. During the year ended December 31, 2022, we did not record a loss on impairment.

Intangible Assets

We record our intangible assets at estimated fair value in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. Finite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually during the fourth quarter, at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using a market approach. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. Failure to maintain a similar market value may cause a future impairment of goodwill at the reporting unit level.

Advertising and Marketing Costs

We expense advertising and marketing costs as they are incurred. Advertising and marketing expenses were $474,121 and $804,218 for the years ended December 31, 2023 and 2022, respectively, and are recorded in operating expenses on the consolidated statements of operations.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and accrued expenses, and other current liabilities approximate their fair values using Level 3 inputs, based on the short-term maturity of these instruments. The carrying amount of loans and notes payable approximate the estimated fair value for this financial instrument as management believes that such debt and interest payable on the notes approximates our incremental borrowing rate. The long-lived assets (i.e., goodwill and intangible assets) were valued utilizing Level 3 inputs. Significant unobservable inputs used in fair value measurement of the intangible assets include projected revenue, gross profit and operating expenses, income tax rates, discount rates, royalty rates, and attrition rates.

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All outstanding options are considered potentially outstanding common stock. The dilutive effect, if any, of stock options is calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options and shares issuable upon conversion have been excluded from our computation of net loss per common share for the years ended December 31, 2023 and 2022.

On March 8, 2024, we filed an amendment to our certificate of incorporation to effectuate a 1-for-15 reverse stock split. Our shares of outstanding common stock and earnings per share calculation have been retroactively restated for all periods presented. The following tables summarize the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to our net loss position even though the exercise price could be less than the average market price of the common shares:

	December 31, 2023	December 31, 2022

Stock options	2,105,168	2,426,428
Warrants	49,614	9,614
Convertible debt	846,122	28,715
Total	3,000,904	2,464,757

Stock-Based Compensation

We apply the provisions of ASC 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and nonemployees, in the consolidated statements of operations.

For stock options issued to employees and members of our Board of Directors for their services, we estimate the grant date fair value of each option using the Black-Scholes-Merton option pricing model. The use of the Black-Scholes-Merton option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, we recognize stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred. Due to our company’s limited history and lack of public market for its common stock, we used the average of historical share prices of our common stock and that of similar companies within our industry to calculate volatility for use in the Black-Scholes-Merton option pricing model.

We issued shares of our stock to vendors and nonemployee for services provided. We recognize the accounting grant date fair value of the stock award as compensation expense over the required service period of each award. Shares issued for services are measured based on the fair market value of the underlying common stock on their respective accounting grant dates. New shares are issued upon the exercise of stock options.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the services provided to our customers or annual licenses and is recognized as services are performed or ratably over the life of the license. We generally invoice customers in advance or in milestone-based installments.

Deferred revenue consisted of the following:

	December 31, 2023	December 31, 2022
Current:
Security managed services	$3,366,273	$3,609,087
Professional services	792,696	863,053
Total deferred revenue - current	$4,158,969	$4,472,140
Long-term:
Security managed services	$1,099,734	$-
Total deferred revenue – long term	$1,099,734	$-

The increase in the deferred revenue balance is primarily driven by payments received in advance of satisfying our performance obligations, offset by $4,120,260 of revenue recognized during 2023, which was included in the deferred revenue balance as of December 31, 2022. The deferred revenue balance as of December 31, 2023 represents our remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized in revenue as follows:

	2024	2025	Total
Security managed services	$3,366,273	$1,099,734	$4,466,007
Professional services	792,696	-	792,696
Total deferred revenue	$4,158,969	$1,099,734	$5,258,703

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

Leases

Leases in which our company is the lessee are comprised of corporate offices and property and equipment. All of the leases are classified as operating leases. We lease multiple office spaces with a remaining weighted average term of 3.76 years.

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

We utilize ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. We account for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At December 31, 2023 and 2022, our net deferred tax asset has been fully reserved.

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

Recently Issued Accounting Standards

In October 2021, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with ASC Topic 606 as if the acquirer had originated the contracts. The ASU is applied prospectively and is effective for us for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

NOTE 4 – ACQUISITIONS

True Digital Security, Inc. Acquisition

On January 5, 2022, we entered into the True Digital Stock Purchase Agreement with certain stockholders of True Digital and the True Digital Merger Agreement with True Digital and certain of its other stockholders. On January 19, 2022, the transactions contemplated by the True Digital Stock Purchase Agreement and the True Digital Merger Agreement were consummated, with True Digital becoming a wholly owned subsidiary of our company (the “True Digital Acquisition”). True Digital’s outstanding common stock was exchanged for $6,153,000 in cash and 548,600 shares of our common stock.

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

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of the transaction date:

Consideration paid	$6,919,597

Tangible assets acquired:
Cash	48,858
Accounts receivable	66,972
Prepaid expenses and other current assets	154,300
Property and equipment	1,071,401
Total tangible assets	1,341,531

Assumed liabilities:
Accounts payable and accrued expenses	791,228
Loans payable	1,778,591
Total assumed liabilities	2,569,819

Net liabilities assumed	1,228,288

Goodwill (a)	$8,147,885

(a)	Goodwill is not deductible for tax purposes.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	December 31, 2023	December 31, 2022

Prepaid expenses	$253,953	$987,651
Prepaid taxes	886,920	572,645
Prepaid insurance	59,398	164,354
Total prepaid expenses and other current assets	$1,200,271	$1,724,650

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2023	December 31, 2022

Computer equipment	$1,277,609	$1,264,713
Building	1,715,929	1,776,040
Leasehold improvements	527,705	541,647
Vehicle	-	28,229
Furniture and fixtures	128,904	151,142
Software	1,728,126	1,667,283
	5,378,273	5,429,054
Less: accumulated depreciation	(1,700,799)	(748,559)
Property and equipment, net	$3,677,474	$4,680,495

Total depreciation expense was $1,099,048 and $736,181 for the years ended December 31, 2023 and 2022, respectively.

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

Goodwill

During the year ended December 31, 2023, our share price reduction was determined to be an indicator of impairment under ASC 350 of our two reporting units, United States and Latin America. We performed ongoing assessments to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of a reporting unit below its carrying value. The valuation limitation from our recent share price decline caused us to perform a goodwill impairment test as of December 31, 2023.

Based on the results of this testing, for the year ended December 31, 2023, we recorded a pre-tax, non-cash impairment charge related to the United States reporting unit and Latin America reporting unit of $35,933,364 and $9,261,353, respectively. This charge is recorded as Impairment of goodwill on the Consolidated Statements of Operations and Comprehensive Loss. The reduction in fair value for the reporting units, and corresponding impairment charge, was primarily driven by the decline in our share price and uncertainty surrounding our company and a decrease in forecasted near-term cashflows of our reporting units.

As part of our quantitative testing process for goodwill of the reporting units, we estimated fair values using a market approach.

The following table summarizes the changes in goodwill during the years ended December 31, 2023 and 2022, respectively:

Balance as of December 31, 2021
Goodwill	$38,870,599
Accumulated impairment losses	(22,078,064)
16,792,535
Goodwill acquired during year	58,190,213
Foreign currency translation adjustment	1,237,153
Other	444,116
Balance as of December 31, 2022
Goodwill	$98,742,081
Accumulated impairment losses	(22,078,064)
76,664,017

Foreign currency translation adjustment	50,544
Impairment losses	(45,194,717)
Balance as of December 31, 2023
Goodwill	98,792,625
Accumulated impairment losses	(67,272,781)
$31,519,844

Intangible Assets

We performed an impairment test of our intangible assets based upon the conditions that precipitated the goodwill impairment test described above.

Based on the results of this testing, we recorded a pre-tax, non-cash impairment charge totaling $3,116,039 for the year ended December 31, 2023, related to our customer base, intellectual property, tradenames-trademarks and non-compete, which is included in the net carry amount of intangibles in the table below. These charges were recorded in Selling, general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Loss.

Fair values used in testing for potential impairment of our intangible assets are calculated using a discounted cash flows method by applying estimated cash flows from our forecasted revenue and expenses of the business that utilize those assets. The assumed cash flows from this calculation are discounted at a rate based on a market participant discount rate.

There is uncertainty surrounding the revenue and cost growth factors for these assets and a change in the long-term revenue and cost growth rate or increase in the discount rate assumption could increase the likelihood of a future impairment.

Following the recognition of the impairment losses, the affected assets had an aggregate carrying value of $455,809 as of December 31, 2023.

Intangible assets, net are summarized as follows:

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$4,037,142	$(2,329,498)	$1,707,644
Customer base	1,145,378	(639,937)	505,441
Non-compete agreements	685,651	(630,595)	55,056
Intellectual property/technology	2,588,560	(1,078,457)	1,510,103
	$8,456,731	$(4,678,487)	$3,778,244

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$4,744,409	$(1,167,476)	$3,576,933
Customer base	2,949,143	(449,565)	2,499,578
Non-compete agreements	796,583	(436,611)	359,972
Intellectual property/technology	2,659,391	(620,645)	2,038,746
	$11,149,526	$(2,674,297)	$8,475,229

Amortization expense of identifiable intangible assets was $2,044,999 and $2,338,273, for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the weighted-average remaining amortization period for intangible assets was 2.70 years.

Based on the balance of intangibles assets at December 31, 2023, expected future amortization expense is as follows:

2024	$1,808,849
2025	983,019
2026	772,645
2027	115,331
2028	49,200
Thereafter	49,200
$3,778,244

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following amounts:

	December 31, 2023	December 31, 2022

Accounts payable	$11,045,657	$5,267,492
Accrued payroll and bonuses	1,873,848	1,274,919
Accrued expenses	1,650,624	740,231
Accrued commissions	100,000	305,768
Indirect taxes payable	793,347	556,151
Accrued interest	487,851	165,776
Total accounts payable and accrued expenses	$15,951,327	$8,310,337

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

In July 2023, we entered into an Independent Consulting Agreement with Mr. Scott, to provide, on a non-exclusive basis, advisory and consulting services relating to our strategic and business development, intellectual property development, banking relationships, and strategic M&A for a period of one year. Mr. Scott will receive a consulting fee of $15,000 per month for such services under the terms of this agreement. During the years ended December 31, 2023 and 2022, we paid consulting fees to Mr. Scott in the amounts of $159,000 and $138,000, respectively.

Convertible Note Payable – Related Party

In March 2023, we issued an unsecured convertible note to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest is due on March 20, 2025. At any time prior to or on the maturity date, Hensley & Company is permitted to convert all or any portion of the outstanding principal amount and all accrued and unpaid interest thereon into shares of our common stock at a conversion price of $18.00 per share ($1.20 on a pre-reverse split basis). During the year ended December 31, 2023, we recorded interest expense of $388,888 and as of December 31, 2023, we had accrued interest of $388,888. Andy McCain, a director of our company, is President and Chief Executive officer of Hensley & Company.

Managed Services Agreement with Hensley Beverage Company – Related Party

In July 2021, we entered into a 1-year Managed Services Agreement with Hensley Beverage Company, an entity affiliated with Mr. McCain, a director of our company, to provide secured managed services. We also may be engaged by Hensley Beverage Company from time to time to provide other related services outside the scope of the Managed Services Agreement. While the agreement provides for a term through December 31, 2021, the agreement will continue until terminated by either party. For the years ended December 31, 2023 and 2022, we received $1,417,398 and $850,445, respectively from Hensley Beverage Company for contracted services and had an outstanding receivable balance of $152,213 and $15,737 as of December 31, 2023 and 2022, respectively.

Note 10 - STOCKHOLDERS’ EQUITY

Our amended and restated certificate of incorporation authorized the issuance of up to 300,000,000 shares of common stock and 50,000,000 shares of undesignated preferred stock, each having a par value of $0.00001 per share. Shares of common stock have both economic and voting rights.

Equity Transactions

During the years ended December 31, 2023 and 2022, we issued an aggregate of 1,782,658 and 160,833 shares of common stock (26,739,853 and 2,412,474 on a pre-reverse split basis) to investors for cash proceeds of $6,682,198 and $10,689,087, respectively.

During the years ended December 31, 2023 and 2022, we issued an aggregate of 366,667 and 60,655 shares of common stock (5,500,000 and 909,819 on a pre-reverse split basis), respectively, to consultants, lenders, and vendors for services rendered.

In January 18, 2022, we issued a warrant to the underwriter of our Form S-1 to purchase an aggregate 9,614 shares of our common stock (144,200 on a pre-reverse split basis). The warrant is exercisable for a period of 5 years from the date of issuance at an exercise price of $75.00 per share ($5.00 on a pre-reverse split basis).

On May 19, 2023, we completed a $4,000,000 registered direct offering of our common stock, pursuant to which 1,333,334 shares of our common stock (20,000,000 on a pre-reverse split basis) were issued. In addition, we granted the placement agent warrants to purchase 40,000 shares (600,000 on a pre-reverse split basis) of our common stock at a price of $3.75 per share ($0.25 on a pre-reverse split basis). We have used the net proceeds from the offering to repay $2,000,000 in outstanding principal of short-term indebtedness and for general corporate purposes. The warrant is exercisable at any time on or after November 12, 2023, and expires on May 16, 2028.

The follow table summarizes warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	-	$-	-	$-
Granted	9,614	75.00	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at December 31, 2022	9,614	$75.00	4.01	$-
Exercisable at December 31, 2022	9,614	$75.00	4.01	$-

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	9,614	$75.00	4.01	$-
Granted	40,000	3.75	5.00	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at December 31, 2023	49,614	$17.56	4.12	$-
Exercisable at December 31, 2023	49,614	$17.56	4.12	$-

Note 11 – STOCK-BASED COMPENSATION

2023 Equity Incentive Plan

Our 2023 Equity Incentive Plan (the “2023 Plan”), which replaces our 2019 Equity Incentive Plan (the “2019 Plan”), became effective on September 13, 2023. The total number of shares of our common stock reserved and available for delivery under the 2023 Plan at any time during the term of the 2023 Plan will be 2,666,667 shares (40,000,000 on a pre-reverse split basis) plus any remaining available for delivery under the 2019 Plan on the effective date of the 2023 Plan. As of the effective date of the 2023 Plan, there were 1,455,983 shares (21,839,752 on a pre-reverse split basis) remaining available for delivery under the 2019 Plan. Therefore, as of September 13, 2023, there were an aggregate of 4,122,650 shares (61,839,752 on a pre-reverse split basis) reserved and available for delivery under the 2023 Plan. In addition, to the extent that any stock options pursuant to the 2019 Plan expire, terminate or are canceled or forfeited under the terms of the 2019 Plan, the shares of common stock reserved for issuance pursuant to such stock options will become available for issuance under the 2023 Plan.

Options

We granted options for the purchase of 326,512 and 1,049,489 shares of common stock (4,900,833 and 17,457,613 on a pre-reverse split basis) during the year ended December 31, 2023 and 2022, respectively.

In applying the Black-Scholes option pricing model to stock options granted, we used the following assumptions:

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Risk free interest rate	3.46% - 4.79%	1.43% - 4.22%
Contractual term (years)	5.00 – 10.00	5.00 – 10.00
Expected volatility	94.58% - 136.47%	87.11% - 90.90%
Expected dividend yield	-%	-%

The follow table summarizes stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	2,205,824	$27.60	-	$-
Granted	1,049,489	52.65	-	-
Exercised	(179,268)	8.25	-	-
Expired or cancelled	(649,617)	45.45	-	-
Outstanding at December 31, 2022	2,426,428	36.73	-	-
Granted	326,512	6.15	-	-
Exercised	(69,378)	7.18	-	-
Expired or cancelled	(578,394)	41.56	-	-
Outstanding at December 31, 2023	2,105,168	$31.63	4.40	$1,542
Exercisable at December 31, 2023	1,514,541	$28.53	3.18	$-

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options.

Total compensation expense related to the options was $11,469,667 and $15,464,587 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was future compensation expense of $16,337,762 with a weighted average recognition period of 1.85 years related to the options. The weighted-average grant-date fair value of options granted during the years 2023 and 2022 was $2.57 and $38.82, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023 and 2022, was $887,595 and $7,164,856, respectively.

During the year-ended December 31, 2023, 317,929 options vested, net of forfeitures.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Claims

From time-to-time, we are a party to litigation and subject to claims, suits, regulatory and government investigation, other proceedings and consent decrees in the ordinary course of business. We investigate claims as they arise and accrue estimates for resolutions of legal and other contingencies when losses are probable and reasonably estimable.

There are no material pending legal proceedings in which we or any of our subsidiaries is a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us. While the results of such normal course claims and legal proceedings, regardless of the underlying nature of the claims, cannot be predicted with certainty, management believes, based on current knowledge and the likely timing of resolution of various matters, any additional reasonably possible potential losses above the amounts accrued for such matters would not be material. However, the outcome of claims, legals proceedings or investigations are inherently unpredictable and subject to uncertainty, and may have an adverse effect on us because of defense costs, diversion of management resources and other factors that are not known to us or cannot be quantified at this time. We may also receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained. The final outcome of any current or future claims or lawsuits could adversely affect our business, financial condition or results of operations. We periodically evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued or the reasonably possible losses that we have disclosed, and make adjustments as appropriate.

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

As of December 31, 2023 and 2022, our accrual for estimated indirect tax liabilities was $793,347 and $409,187, respectively, reflecting our best estimate of the potential liability based on an analysis of our business activities, revenues subject to indirect taxes, and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation, or settlements could be materially different than the amounts established for indirect tax contingencies.

Warranties

Our services are generally warranted to deliver and operate in a manner consistent with general industry standards that are reasonably applicable and materially conform with our documentation under normal use and circumstances.

We offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a security breach. We have entered into an insurance policy to cover our potential liability arising from this limited warranty arrangement. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2023 and 2022.

In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid.

NOTE 13 – LOANS PAYABLE, CONVERTIBLE NOTE PAYABLE AND LINES OF CREDIT

Loans Payable

Loans payable was as follows:

	Effective Interest Rate	Maturities	December 31, 2023	December 31, 2022

Term loans (US dollar denominated)	4.00% –71.55%	2023 - 2027	$1,899,035	$5,461,520
Term loans (Chilean peso denominated)	3.48% - 19.20%	2023 - 2031	4,541,217	6,541,113
			6,440,252	12,002,633
Less current portion			(3,691,464)	(7,758,831)
Long term loans payable			$2,748,788	$4,243,802

Bridge Loan

We entered into a bridge loan with Bell Bank (the “Bell Bank Note”), secured by substantially all of our assets, in the principal amount of $5,000,000 bearing an interest rate of 4.00% per annum payable monthly with a maturity date of December 14, 2022, which was extended to March 14, 2023. We did not repay this bridge loan on the maturity date, which resulted in an event of default under the terms thereof. As a result, the interest rate applicable to amounts due under this bridge loan increased from 4.00% to 7.50%. This bridge loan was repaid in full on March 20, 2023. We recorded interest expense of $116,667 and $114,167 for the years ended December 31, 2023 and 2022, respectively, and had accrued interest of zero and $4,167 as of December 31, 2023 and 2022, respectively.

Term Loans

Various subsidiaries in the United States are borrowers under certain term loans. These term loans require monthly principal and interest payments. The term loans are secured by various assets owned by our subsidiaries. We recorded aggregate interest expense of these term loans of $20,605 and $50,754 for the years ended December 31, 2023 and 2022, respectively. Accrued interest for the loans was zero and $13,435 as of December 31, 2023 and 2022, respectively. The aggregate effective interest rate of the terms loans was 8.61%.

Our Latin America subsidiaries are the borrowers under certain term loans denominated in Chilean Pesos. These term loans require monthly principal and interest payments. The loans are secured by various assets owned by our subsidiaries. We recorded aggregate interest expense on these term loans of $617,804 and $318,055 for the years ended December 31, 2023 and 2022, respectively. The aggregate effective interest rate of these term loans was 11.15%.

In March 2023, we entered into a cash advance agreement, pursuant to which we received gross proceeds of $2,000,000 and paid $87,500 in upfront fees. The terms of the cash advance agreement called for us to remit aggregate weekly payments of $99,398 until such time as we had repaid $2,870,000. This cash advance agreement was secured by the accounts receivable of CISO Global Inc. and our wholly owned subsidiaries, Talatek, LLC and True Digital Security, Inc. We recorded interest expense of $978,833 for the year ended December 31, 2023.

In August 2023, we entered into a second cash advance agreement, pursuant to which we received gross proceeds of $2,000,000 and paid $50,000 in upfront fees. The terms of the second cash advance agreement called for us to remit weekly payments of $80,588 until such time as we had repaid $2,740,000. This cash advance agreement was secured by the accounts receivable of CISO Global Inc. and our wholly owned subsidiaries, Talatek, LLC and True Digital Security, Inc. We recorded interest expense of $468,707 for the year ended December 31, 2023.

In November 2023, we entered into a business loan and security agreement, pursuant to which we obtained a loan with a principal amount of $2,200,000 and paid an origination fee of $44,000. The business loan bears interest at a rate of 53.44% per annum and is payable in 52 weekly installments of $53,731. We may prepay the loan in whole or in part, but partial repayments do not reduce the total interest payable on the loan, of $594,000. The business loan is secured by all of the assets of our US subsidiaries. The proceeds of the loan were used to repay in full the amount owned under our cash advance agreements that we entered into in March and August 2023. For the year ended December 31, 2023, we recorded interest expense of $200,881.

In connection with the business loan, we entered into a fee agreement pursuant to which we issued 133,334 shares (2,000,000 on a pre-reverse split basis) of our common stock as partial consideration for the lender to enter into the business loan and extend credit to us. We recorded the issuance of our common stock as a discount to the business loan, which is amortized using the effective interest method over the term of the loan.

Convertible Notes Payable

In October 2021, we issued to Neil Stinchcombe, a convertible note in the principal amount of $1,500,000 bearing an interest rate of 5.00% per annum payable at maturity with a maturity date of January 27, 2022, with a conversion price of $75.00 per share ($5.00 on a pre-reverse split basis). On March 10, 2022, we entered into Amendment #1 to the note pursuant to which the maturity date was extended to October 27, 2022. On March 27, 2023, we entered into a letter agreement with Neil Stinchcombe to resolve certain payment terms of his convertible note. We agreed to repay the principal amount of the note in three equal installment payments of $500,000 on each of March 31, April 28 and May 31, 2023, with accrued interest to be paid on May 31, 2023 at the note’s reflected interest rate of 5.00% per annum. The principal amount of this note, plus all accrued interest was repaid in full under the terms of the letter agreement. For the years ended December 31, 2023 and 2022, we recorded interest expense (recovery) of ($16,970) and $106,507.

In June 2022, we issued an unsecured convertible note payable in the principal amount of $1,000,000 bearing an interest rate of 5.00% per annum payable monthly with a maturity date of June 2023, with a conversion price of $117.45 ($7.83 on a pre-reverse split basis). The outstanding principal of this note can be redeemed at any time by us or at maturity at 105%. At maturity in June 2023, we repaid the unpaid accrued interest on this convertible note and rolled the principal amount of $1,050,000 into a new convertible note with the lender. We recorded interest expense of $22,101 and $79,167 for the years ended December 31, 2023 and 2022, respectively.

In June 2023, we issued an unsecured convertible note in the principal amount of $1,050,000 bearing an interest rate of 10.00% per annum payable monthly. The principal amount, together with accrued and unpaid interest is due on June 7, 2024. At any time prior to or on the maturity date the holder is permitted to convert all of the outstanding principal amount into 4.20% of the authorized units of our wholly owned subsidiary vCISO, LLC. We recorded interest expense of $61,954 for the year ended December 31, 2023. Accrued interest as of December 31, 2023 was $61,954.

In March 2023, we issued an unsecured convertible note to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest is due on March 20, 2025. At any time prior to or on the maturity date, Hensley & Company is permitted to convert all or any portion of the outstanding principal amount and all accrued but unpaid interest thereon into shares of our common stock at a conversion price of $18.00 per share ($1.20 on a pre-reverse split basis). During the year ended December 31, 2023, we recorded interest expense of $388,888. Accrued interest as of December 31, 2023 was $388,888. Mr. McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company.

In October 2023, we issued an unsecured convertible note in the principal amount of $1,000,000 bearing an interest rate of 12.00% per annum payable monthly. The principal amount, together with accrued and unpaid interest is due on October 12, 2024. At any time prior to or on the maturity date the holder is permitted to convert all of the outstanding principal amount into shares of our common stock at a conversion price of $1.7595 per share ($0.1173 on a pre-reverse split basis). We recorded interest expense of $26,983 for the year ended December 31, 2023. Accrued interest as of December 31, 2023 was $26,983.

Future minimum payments under the above debt instruments following the year ended December 31, 2023, are as follows:

2024	$5,867,234
2025	6,522,165
2026	535,515
2027	293,634
2028	246,145
Thereafter	344,110
13,808,803
Less: discount	(318,551)
13,490,252
Less: current	(5,741,464)
$7,748,788

NOTE 14 – LEASES

During the years ended December 31, 2023 and 2022, we recognized additional ROU assets and lease liabilities of $733,782 and $476,986, respectively. We elected to not recognize ROU assets and lease liabilities arising from short-term office leases, leases with initial terms of twelve months or less (deemed immaterial) on the consolidated balance sheets.

When measuring lease liabilities for leases that were classified as operating leases, we discounted lease payments using its estimated incremental borrowing rate. The weighted average incremental borrowing rate applied was 9.99%. As of December 31, 2023, our leases had a remaining weighted average term of 3.76 years.

The following table presents net lease cost and other supplemental lease information:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Lease cost
Operating lease cost (cost resulting from lease payments)	$270,638	$259,033
Short term lease cost	156,828	66,658
Net lease cost	$427,466	$325,691

Operating lease – operating cash flows (fixed payments)	$270,638	$259,003
Operating lease – operating cash flows (liability reduction)	$199,069	$233,425
Non-current leases – right of use assets	$762,228	$255,687
Current liabilities – operating lease liabilities	$219,342	$121,731
Non-current liabilities – operating lease liabilities	$596,307	$159,205

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the year ended December 31, 2023, are as follows:

Fiscal Year	Operating Leases
2024	$293,689
2025	252,040
2026	198,690
2027	204,644
2028	53,816
Total future minimum lease payments	1,002,879
Amount representing interest	(187,230)
Present value of net future minimum lease payments	$815,649

NOTE 15 – INCOME TAXES

For the years ended December 31, 2023, and 2022, the income tax benefit consisted of the following:

	Year Ended December 31,
	2023		2022
Current:
Federal		$-	$-
Foreign		-	1,432
State		-	6,869
Total current income taxes		$-	$8,301

Deferred
Federal	$		$(95,018)
Foreign		(435,678)	100,466
State		-	(14,298)
Total deferred income taxes		$(435,678)	$(8,850)

Total		$(435,678)	$(549)

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022
Computed tax benefit at statutory rate	21.00%	21.00%
Stock-based compensation	(3.28)%	(5.10)%
Change in valuation allowance	(10.77)%	(9.12)%
Return to provision adjustments	(6.81)%	(6.39)%
Other, net	(0.14)%	(0.39)%
Effective tax rate	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Property and equipment	$213,643	$69,252
Allowance for doubtful accounts	53,700	143,804
Net operating loss carryforwards	9,696,873	1,452,734
Stock-based compensation	9,841,300	4,303,860
Accounts payable and accrued liabilities	307,842	3,191
Goodwill impairment	12,298,349	-
Other	19,770	208,043
Total deferred tax assets	$32,431,477	$6,180,884
Valuation allowance	(31,988,729)	(4,381,644)
Net deferred income taxes	$442,748	$1,799,240

Deferred tax liabilities
Intangible assets	$(326,448)	$(2,041,418)
Prepaid expenses	(116,300)	(193,500)
Total deferred tax liabilities	(442,748)	(2,234,918)
Net deferred tax liabilities	$-	$(435,678)

Net deferred tax liability by jurisdiction
Domestic	$-	$-
Chile	-	(435,678)
Peru	-	-
Colombia	-	-
Total	$-	$(435,678)

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

We have provided a valuation allowance for our net deferred tax assets at December 31, 2023 and 2022, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated. Therefore, no benefit has been recognized in the financial statements for the net operating loss carryforwards and other deferred tax assets. During the years ended December 31, 2023 and 2022, respectively, the valuation allowance increased by $27,607,085 and decreased by $4,555,842, respectively.

As of December 31, 2023, we had approximately $34,870,734 of consolidated federal net operating loss carryforwards and $39,385,617 of apportioned state net operating loss carryforwards available to offset future taxable income, respectively. If unused, the federal and state net operating loss carryforwards will begin to expire in 2032. Additionally, we had $3,579,475 of net operating loss carryforwards from our subsidiaries located in Latin America, primarily within Chile. An indefinite carryforward of losses is allowed in Chile. The net operating loss carryforward in Peru will begin to expire in 2026.

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

We file federal and state income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, we are no longer subject to federal or state income tax examinations by tax authorities for tax years prior to 2022 and 2021, respectively. We believe our income tax filing positions and deductions are more likely than not to be sustained on audit. Therefore, no liabilities for uncertain tax positions have been recorded.

As of the date of this filing, we have not filed our 2023 federal and state income tax returns. We expect to file these documents as soon as practicable.

NOTE 16 – DEFINED CONTRIBUTION PLAN

On January 1, 2023, we began sponsoring a defined contribution 401(k) plans covering eligible U.S. employees, who may contribute up to 80% of their compensation, subject to limitations established by the Internal Revenue Code. We match employee contributions on a discretionary basis. Expense for our matching contributions was $637,365 during 2023.

NOTE 17 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Cash Deposits

Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents. Although we deposit cash with multiple banks, these deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. These deposits may generally be redeemed upon demand and bear minimal risk.

Revenue

No single customer represented over 10% of our total revenue for the years ended December 31, 2023 and 2022.

NOTE 18 – GEOGRAPHIC INFORMATION

Revenue by geography is based on the customer’s billing address and was as follows:

	2023	2022

U.S.	$33,953,744	$36,559,841
Chile	22,570,883	9,634,082
All other countries	534,130	355,694
	$57,058,757	$46,549,617

No other international country represented more than 10% of revenue in any period presented.

Property and equipment, net by geography was as follows:

	2023	2022

U.S.	$1,052,637	$1,198,057
Chile	2,623,881	3,480,911
All other countries	956	1,527
	$3,677,474	$4,680,495

No other international country represented more than 10% of property and equipment, net in any period presented.

NOTE 19 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Total AOCI

Balance as of December 31, 2021	$-	$-
Other comprehensive income	1,062,247	1,062,247
Amounts reclassified from AOCI	-	-
Balance as of December 31, 2022	1,062,247	1,062,247
Other comprehensive income	257,930	257,930
Amounts reclassified from AOCI	-	-
Balance as of December 31, 2023	$1,320,177	$1,320,177

NOTE 20 – SUBSEQUENT EVENTS

On January 31, 2024, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Aion Financial Technologies, Inc. (“Aion”), pursuant to which we may borrow up to $3,500,000. The amount available for borrowing at any one time is limited to 80% of our eligible accounts receivable. The Loan and Security Agreement will bear interest at a rate of 19.25% per annum (based a 360-day year), payable on the first business day of each month following the accrual thereof. The Loan and Security Agreement, together with accrued and unpaid interest thereon, is due on January 30, 2025 (the “Maturity Date”). Upon providing 30 days written notice we may terminate the Loan and Security Agreement, subject to an early termination fee of $35,000. Upon the occurrence of an “Event of Default” (as defined in the Loan Security Agreement and including the failure to make required payments when due after specified grace periods, certain breaches and certain specified insolvency events), Aion would have the right to accelerate payments due, which from after such acceleration would bear interest at a default rate of 29.25% per annum. The Loan and Security Agreement is secured by our assets.

In connection with the Loan and Security Agreement, Aion opened a bank account in our name to be used for general business purposes including receipt of customer payments, disbursements paying normal business expenses, and receipt of any advances from Aion under this agreement.

We will use proceeds from the Loan and Security Agreement to repay our business loan entered into November 2023 and for general corporate purposes, which may include working capital, capital expenditures, and repayment of debt.

On February 29, 2024, our board of directors approved a 1-for-15 reverse stock split of our common stock. The record date for the reverse stock split was the close of business on March 7, 2024, with share distribution occurring on March 8, 2024. As a result of the reverse stock split, stockholders received one share of CISO Global, Inc. common stock, par value $0.00001, for each 15 shares they held as of the record date. All share and per share amounts have been retroactively restated for the effects of this reverse stock split. Common stock underlying our outstanding warrants, convertible notes, and options have also been adjusted, and the conversion and exercise prices have also been adjusted.

On March 22, 2024, we received notification from the Nasdaq Stock Market that we had sufficiently demonstrated compliance with the bid price requirement in Nasdaq Listing Rule 5550(a)(2) by maintaining a share price in excess of $1.00 per share for 10 consecutive trading days.

On March 28, 2024, we and our US subsidiaries entered into a Business Loan and Security Agreement (the “Loan Agreement” with LendSpark Corporation (the “Lender”), pursuant to which we obtained a loan with a principal amount of $2,200,000 (the “Loan”) from the Lender. Pursuant to the Loan Agreement, we paid the Lender a $44,000 origination fee. The Loan bears interest at a rate of 51.73% per annum and is payable in 52 weekly installments of $53,308, commencing on April 5, 2024. We may prepay the Loan in whole or in part, but partial repayments do not reduce the total interest payable on the Loan, or $572,000. If the Loan is prepaid in full prior to the 60-day anniversary of the date of the Loan Agreement, the total interest is reduced as follows: (i) if the Loan is repaid within 30 days, the total amount of interest due will be $242,000, and (ii) if the Loan is repaid within 60 days, the total amount of interest due will be $286,000.

Pursuant to the Loan Agreement, we granted the Lender a security interest in all if our assets and the assets of our US subsidiaries (the “Collateral”) that is secondary to the security interest held by Aion. Upon the occurrence of an event of default, the Lender may, among other things, accelerate the Loan and declare all obligations immediate due and payable or take possession of the Collateral.

In connection with Loan, we entered into a Fee Agreement (the “Fee Agreement”) with the Lender pursuant to which we issued 100,000 shares of our common stock, par value $0.00001 per share (the “Shares”) as partial consideration for the Lender’s agreement to enter into the Loan Agreement and extend credit to us. Pursuant to the Fee Agreement, if we repay the Loan in full by (i) May 1, 2024, the Lender will return 75% of the Shares to us, and (ii) June 1, 2024, the Lender will return 50% of the Shares to us. The Fee Agreement contains customary representations, warranties, agreements and obligations of the parties.

