Form 10-Q
period 2024-03-31
CISO Global, Inc.
filed 2024-05-20
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 15, 2024, there were 12,279,341 shares of the registrant’s common stock outstanding.

CISO GLOBAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024 (unaudited)

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

Forward-looking statements made in this Quarterly Report on Form 10-Q include statements about:

●	our ability to maintain an effective system of internal controls and accurately report our financial results;
●	that we will continually seek to identify and acquire cybersecurity talent to expand our service scope and geographical coverage to provide the best possible service for our clients;
●	our belief that our cash balance as of the date of this filing, together with anticipated revenues, will be sufficient to meet our anticipated cash requirement for the near term;
●	the doubt about our ability to continue as a going concern;
●	our efforts to developing our business, reducing overhead cost, and capital raising;
●	our plan to improve our liquidity by a planned reduction in overhead costs and actively pursuing additional debt and /or equity financing through discussions with investment bankers and private investors;
●	our estimate for indirect tax liabilities; and
●	our expectation that we will incur further losses through the end of 2024.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks detailed from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, any of which may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks may cause our or our industry’s actual results, levels of activity, or performance to be materially different from any future results, levels of activity, or performance expressed or implied by these forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CISO GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023

ASSETS

Current Assets:
Cash and cash equivalents	$1,516,989	$1,062,442
Accounts receivable, net	3,738,160	5,685,727
Inventory	10,662	218,890
Prepaid cost of revenue	2,711,798	2,592,828
Prepaid expenses and other current assets	1,103,762	1,200,271
Contract asset	194,692	197,656
Total Current Assets	9,276,063	10,957,814

Property and equipment, net	3,215,636	3,677,474
Right of use asset, net	704,882	762,228
Intangible assets, net	3,261,830	3,778,244
Goodwill	30,334,588	31,519,844
Prepaid cost of revenue, net of current portion	674,352	888,255
Other assets	71,518	71,523

Total Assets	$47,538,869	$51,655,382

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$15,114,789	$15,951,327
Deferred revenue	4,418,495	4,158,969
Lease liability	222,674	219,342
Loans payable	3,497,460	3,691,464
Line of credit	2,300,708	-
Convertible notes payable	2,050,000	2,050,000
Convertible notes payable, related party	5,000,000	-
Total Current Liabilities	32,604,126	26,071,102

Long-term Liabilities:
Deferred revenue, net of current portion	872,049	1,099,734
Loans payable, net of current portion	2,281,612	2,748,788
Convertible notes payable, related party	-	5,000,000
Lease liability, net of current portion	539,474	596,307

Total Liabilities	36,297,261	35,515,931

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.00001 par value; 300,000,000 shares authorized; 12,138,569 and 11,949,959 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	121	119
Preferred stock, $.00001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding on March 31, 2024 and December 31, 2023, respectively	-	-
Additional paid-in capital	175,212,199	172,837,842
Accumulated translation adjustment	657,174	1,320,177
Accumulated deficit	(164,627,886)	(158,018,687)
Total Stockholders’ Equity	11,241,608	16,139,451

Total Liabilities and Stockholders’ Equity	$47,538,869	$51,655,382

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023

Revenue:
Security managed services	$10,447,840	$11,766,133
Professional services	1,285,213	1,960,548
Cybersecurity software	100,283	-
Total revenue	11,833,336	13,726,681

Cost of revenue:
Security managed services	4,655,484	5,560,563
Professional services	273,331	198,293
Cybersecurity software	30,505	-
Cost of payroll	4,787,340	5,800,657
Stock based compensation	1,097,250	1,768,084
Total cost of revenue	10,843,910	13,327,597
Total gross profit	989,426	399,084

Operating expenses:
Professional fees	596,647	1,677,387
Advertising and marketing	28,306	115,394
Selling, general and administrative	4,997,203	9,508,766
Stock based compensation	1,107,022	3,628,975
Impairment of goodwill	-	20,199,368
Total operating expenses	6,729,178	35,129,890

Loss from operations	(5,739,752)	(34,730,806)

Other income (expense):
Other income (expense)	702	(156,420)
Interest expense, net	(870,149)	(390,141)

Total other income (expense)	(869,447)	(546,561)

Loss before income taxes	(6,609,199)	(35,277,367)
Benefit from income taxes	-	(435,678)

Net loss	(6,609,199)	(34,841,689)
Foreign currency translation adjustment	(663,003)	2,036,962

Comprehensive loss	$(7,272,202)	$(32,804,727)

Net loss per common share - basic and diluted	$(0.55)	$(3.56)

Weighted average shares outstanding - basic	11,965,984	9,791,665
Weighted average shares outstanding - diluted	11,965,984	9,791,665

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (NOTE 2)

(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Total

Balance at January 1, 2024	11,949,959	$119	-	$-	$172,837,842	$1,320,177	$(158,018,687)	$16,139,451

Stock based compensation - stock options	-	-	-	-	2,204,272	-	-	2,204,272
Stock issued for cash	41,254	1	-	-	48,086	-	-	48,087
Stock issued as lending discount	100,000	1	-	-	121,999	-	-	122,000
Stock adjustment after reverse stock split	47,356	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	(663,003)	-	(663,003)
Net loss	-	-	-	-	-	-	(6,609,199)	(6,609,199)
Balance at March 31, 2024	12,138,569	$121	-	$-	$175,212,199	$657,174	$(164,627,886)	$11,241,608

Balance at January 1, 2023	9,697,921	$97	-	$-	$153,170,351	$1,062,247	$(77,787,604)	$76,445,091

Stock based compensation - stock options	-	-	-	-	5,272,059	-	-	5,272,059
Stock issued for cash	449,353	4	-	-	3,143,143	-	-	3,143,147
Exercise of options	69,378	1	-	-	491,852	-	-	491,853
Foreign currency translation	-	-	-	-	-	2,036,962	-	2,036,962
Net loss	-	-	-	-	-	-	(34,841,689)	(34,841,689)
Balance at March 31, 2023	10,216,652	$102	-	$-	$162,077,405	$3,099,209	$(112,629,293)	$52,547,423

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(6,609,199)	$(34,841,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - stock options	2,204,272	5,272,059
Stock based compensation - common stock	-	125,000
Depreciation and amortization	760,281	1,050,193
Right of use amortization	57,346	28,432
Other	185,137	18,431
Impairment of intangible assets	-	3,116,039
Impairment of goodwill	-	20,199,368
Changes in operating assets and liabilities:
Accounts receivable, net	1,711,217	1,974,401
Inventory	199,826	(6,382)
Contract assets	2,964	(79,916)
Prepaids and other current assets	(213,949)	(144,410)
Accounts payable and accrued expenses	(120,323)	1,723,688
Lease liability	(30,155)	-
Deferred revenue	443,950	(546,086)

Net cash used in operating activities	(1,408,633)	(2,110,872)

Cash flows from investing activities:

Purchases of property and equipment	(75,571)	(182,839)

Net cash used in investing activities	(75,571)	(182,839)

Cash flows from financing activities:
Proceeds from sale of common stock	48,087	3,143,147
Proceeds from stock option exercise	-	491,853
Proceeds from loan payable	2,201,984	2,000,000
Proceeds from convertible notes payable, related party	-	5,000,000
Proceeds from lines of credit	2,413,599	32,517
Payment on lines of credit	(137,634)	(61,673)
Payment on loans payable	(2,468,002)	(5,779,547)
Payment of convertible note payable	-	(500,000)
Payment of debt issuance cost	(44,000)	(87,500)

Net cash provided by financing activities	2,014,034	4,238,797

Effect of exchange rates on cash and cash equivalents	(75,283)	45,486

Net increase in cash and cash equivalents	454,547	1,990,572

Cash and cash equivalents - beginning of the period	1,062,442	1,833,163

Cash and cash equivalents - end of the period	$1,516,989	$3,823,735

Supplemental cash flow information:
Cash paid for:
Interest	$629,364	$349,107
Income taxes	$-	$-
Supplemental disclosure of non-cash transactions:
Operating lease assets obtained in exchange for operating lease obligations	$-	$733,782
Common stock issued as a lending discount	$122,000	$-

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

NOTE 1 – ORGANIZATION OF BUSINESS AND GOING CONCERN

Description of the Business

We are a cybersecurity, compliance and software company comprised of highly trained and seasoned security professionals who work with clients to enhance or create a better cyber posture in their organization. We provide a full range of cybersecurity consulting, related services and cybersecurity software, encompassing all three pillars of compliance, cybersecurity, and culture. Our services include secured managed services, compliance services, security operations center (“SOC”) services, virtual Chief Information Security Officer (“vCISO”) services, incident response, certified forensics, technical assessments, and cybersecurity training. We believe that culture is the foundation of every successful cybersecurity and compliance program. To deliver that outcome, we developed our unique offering of MCCP+ (“Managed Compliance & Cybersecurity Provider + Culture”), which is a holistic solution that provides all three of these pillars under one roof from a dedicated team of subject matter experts. In contrast to the majority of cybersecurity firms that are focused on a specific technology or service, we seek to differentiate ourselves by remaining technology agnostic, focusing on accumulating highly sought-after topic experts. We continually seek to identify and acquire cybersecurity talent to expand our service scope and geographical coverage to provide the best possible service for our clients. We believe that bringing together a world-class team of technological experts with multi-faceted expertise in the critical aspects of cybersecurity is key to providing technology agnostic solutions to our clients in a business environment that has suffered from a chronic lack of highly skilled professionals, thereby setting us apart from competitors and in-house security teams. Our goal is to create a culture of security and to help quantify, define, and capture a return on investment from information technology and cybersecurity spending.

Basis of Presentation

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), the instructions to Form 10-Q pursuant to regulations of the SEC, and include our accounts and the accounts of our subsidiaries. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although, we believe that the disclosures made are adequate to make the information not misleading. All material intercompany accounts and transactions have been eliminated.

Our interim financial statements are unaudited, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2024. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2023.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, due to losses incurred, substantial doubt about our ability to continue as a going concern exists.

We are evaluating strategies to obtain the required additional funding for future operations. These strategies may include obtaining equity financing, issuing debt or entering into other financing arrangements, and restructuring operations to grow revenues and decrease expenses. However, we may be unable to access further equity or debt financing when needed. As such, there can be no assurance that we will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

The ability for us to continue as a going concern is dependent upon our ability to successfully accomplish the plan and eventually attain profitable operations. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if w are were unable to continue as a going concern.

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

We believe the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Material estimates include the allowance for credit losses, the carrying value of intangible assets and goodwill, deferred tax asset and valuation allowance, the estimated fair value of assets acquired, liabilities assumed and stock issued in business combinations, and assumptions used in the Black-Scholes option pricing model, such as expected volatility, risk-free interest rate, share price, and expected dividend rate.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue

Our revenue is derived from three major types of services to clients: security managed services, professional services and software. With respect to security managed services, we provide culture education and enablement, tools and technology provisioning, data and privacy monitoring, regulations and compliance monitoring, remote infrastructure administration, and cybersecurity services, including, but not limited to, antivirus and patch management. With respect to professional services, we provide cybersecurity consulting, compliance auditing, vulnerability assessment and penetration testing, and disaster recovery and data backup solutions.

Our revenue is categorized and disaggregated as reflected in our unaudited condensed consolidated statement of operations as follows:

Security Managed Services

Security managed services revenue primarily consists of risk compliance, cyber defense operations, and secured managed services. We consider these services to be a single performance obligation, and revenue is recognized as services and materials are provided to the customer.

Professional Services

Professional services revenue primarily consists of security testing and training, and incident response and digital forensics. We consider these services to be a single performance obligation, and revenue is recognized in the period in which the performance obligations are satisfied.

Cybersecurity Software

Cybersecurity software revenue primarily consists of our internally developed cybersecurity software designed to provide a security management platform, protect users from untrusted and malicious online threats, provide proactive security monitoring, and deliver continuous security assessments. We consider these services to be a single performance obligation, and revenue is recognized in the period in which the performance obligations are satisfied.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for credit losses. We periodically assess our accounts and other receivables for collectability on a specific identification basis. We provide for allowances for credit losses based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. We write off accounts receivable against the allowance for credit losses when a balance is determined to be uncollectible. As of March 31, 2024 and December 31, 2023, our allowance for credit losses was $220,714 and $219,141, respectively.

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

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For dilutive securities, all outstanding options and warrants are considered potentially outstanding common stock. The dilutive effect, if any, of stock options is calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents are anti-dilutive with respect to losses, the options, warrants and shares issuable upon conversion thereof have been excluded from our computation of net loss per common share for the three months ended March 31, 2024 and 2023.

Our shares of outstanding common stock and earnings per share calculation have been retroactively restated for all periods presented to reflect our 1-for-15 reverse stock split. The following tables summarize the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to our net loss position even though the exercise price could be less than the average market price of the common shares:

	March 31, 2024	March 31, 2023
Stock options	1,951,206	2,151,036
Warrant	49,614	9,614
Convertible debt	874,672	300,598
Total	2,875,292	2,461,248

Deferred Revenue

Deferred revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the services provided to our customers or annual licenses and is recognized as services are performed or ratably over the life of the license. We generally invoice customers in advance or in milestone-based installments.

Deferred revenue consisted of the following:

	March 31, 2024	December 31, 2023
Current:
Security managed services	$3,702,690	$3,366,273
Professional services	622,017	792,696
Software	93,788	-
Total deferred revenue - current	$4,418,495	$4,158,969
Long-term:
Security managed services	$872,049	$1,099,734
Total deferred revenue – long term	$872,049	$1,099,734

The increase in the deferred revenue balance is primarily driven by payments received in advance of satisfying our performance obligations, offset by $1,528,220 of revenue recognized during 2024, which was included in the deferred revenue balance as of December 31, 2023. The deferred revenue balance as of March 31, 2024 represents our remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized in revenue as follows:

	Remainder of 2024	2025	2026	2027	2028	Total
Security managed services	$3,391,764	$831,821	$285,304	$50,871	$14,979	$4,574,739
Professional services	622,017	-	-	-	-	622,017
Software	93,788	-	-	-	-	93,788
Total deferred revenue	$4,107,569	$831,821	$285,304	$50,871	$14,979	$5,290,544

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

We utilize ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. We account for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At March 31, 2024, our net deferred tax asset has been fully reserved.

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

Recent Accounting Pronouncements

In November 2023, the Financial Standards Accounting Board (FASB) issued guidance to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective for our 2024 fiscal year and interim periods in fiscal year 2025, with early adoption permitted. We are currently evaluating the impact that the adoption of this standard will have on our condensed consolidated financial statements.

In December 2023, the FASB issued guidance to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this guidance require additional disclosures about income taxes, primarily focused on the disclosures of income taxes paid and the rate reconciliation table. The new guidance will be effective for the 2025 fiscal year, with early adoption permitted. We are currently evaluating the impact of this standard on our disclosures within our consolidated financial statements.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	March 31, 2024	December 31, 2023
Prepaid expenses	$575,474	$253,953
Prepaid taxes	460,920	886,920
Prepaid insurance	67,368	59,398
Total prepaid expenses and other current assets	$1,103,762	$1,200,271

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2024	December 31, 2023
Computer equipment	$1,188,222	$1,277,609
Building	1,539,476	1,715,929
Leasehold improvements	476,092	527,705
Furniture and fixtures	123,454	128,904
Software	1,710,533	1,728,126
	5,037,777	5,378,273
Less: accumulated depreciation	(1,822,141)	(1,700,799)
Property and equipment, net	$3,215,636	$3,677,474

Total depreciation expense was $267,408 and $305,705 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Goodwill

The following table summarizes the changes in goodwill during the three months ended March 31, 2024:

Balance as of December 31, 2023
Goodwill	$98,792,625
Accumulated impairment losses	(67,272,781)
31,519,844

Foreign currency translation adjustment	(1,185,256)
Balance March 31, 2024
Goodwill	95,114,652
Accumulated impairment losses	(64,780,064)
$30,334,588

Intangible Assets

Intangible assets, net are summarized as follows:

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$4,006,938	$(2,592,933)	$1,414,005
Customer base	1,133,894	(632,441)	501,453
Non-compete agreements	649,262	(625,450)	23,812
Intellectual property/technology	2,552,964	(1,230,404)	1,322,560
	$8,343,058	$(5,081,228)	$3,261,830

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$4,037,142	$(2,329,498)	$1,707,644
Customer base	1,145,378	(639,937)	505,441
Non-compete agreements	685,651	(630,595)	55,056
Intellectual property/technology	2,588,560	(1,078,457)	1,510,103
	$8,456,731	$(4,678,487)	$3,778,244

The weighted average remaining useful life of identifiable amortizable intangible assets is 2.53 years as of March 31, 2024.

Amortization of identifiable intangible assets for the three months ended March 31, 2024 and 2023 was $492,873 and $747,172, respectively.

Based on the balance of intangible assets at March 31, 2024, expected future amortization expense is as follows:

2024 (remainder of)	$1,309,498
2025	977,433
2026	765,758
2027	110,741
2028	49,200
Thereafter	49,200
$3,261,830

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following amounts:

	March 31, 2024	December 31, 2023
Accounts payable	$9,966,197	$11,045,657
Accrued payroll and bonuses	1,968,158	1,873,848
Accrued expenses	2,203,842	1,650,624
Accrued commissions	95,647	100,000
Indirect taxes payable	217,047	793,347
Accrued interest	663,898	487,851
Total accounts payable and accrued expenses	$15,114,789	$15,951,327

Note 7 – RELATED PARTY TRANSACTIONS

Independent Consulting Agreement with Stephen Scott

In July 2023, we entered into an Independent Consulting Agreement with Stephen Scott, a significant stockholder, to provide, on a non-exclusive basis, advisory and consulting services relating to our strategic and business development, intellectual property development, banking relationships, and strategic M&A for a period of one year. Mr. Scott will receive a consulting fee of $15,000 per month for such services under the terms of this agreement. During the three months ended March 31, 2024 and 2023, we paid consulting fees to Mr. Scott in the amounts of $45,000 and $34,500, respectively.

Managed Services Agreement with Hensley Beverage Company – Related Party

In July 2021, we entered into a 1-year Managed Services Agreement with Hensley Beverage Company to provide secured managed services. We also may be engaged by Hensley Beverage Company from time to time to provide other related services outside the scope of the Managed Services Agreement. While the agreement provides for a term through December 31, 2021, the agreement will continue until terminated by either party. For the three months ended March 31, 2024 and 2023, we received $1,123,322 and $212,006, respectively, from Hensley Beverage Company for contracted services, and had an outstanding receivable balance of zero and $152,213 as of March 31, 2024 and December 31, 2023, respectively. The payments received during the three months ended March 31, 2024, included a payment of $543,743 for future services. Andy McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company, the parent company of Hensley Beverage Company.

Convertible Note Payable with Hensley & Company

In March 2023, we issued an unsecured convertible note to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest is due on March 20, 2025. At any time prior to or on the maturity date, Hensley & Company is permitted to convert all or any portion of the outstanding principal amount and all accrued but unpaid interest thereon into shares of our common stock at a conversion price of $18.00 per share. During the quarter ended March 31, 2024 and 2023, we recorded interest expense of $125,000 and $13,888, respectively. As of March 31, 2024 and December 31, 2023, we had accrued interest of $513,888 and $388,888, respectively. Mr. McCain, a director of our company, is President and Chief Operating Officer of Hensley & Company.

Note 8 – STOCKHOLDERS’ EQUITY

Options

We granted stock options vesting solely upon the continued service of the recipient. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the required service period of each award.

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	2,105,168	$31.63	-	-
Granted	33,953	1.68	-	-
Exercised	-	-	-	-
Expired or cancelled	(187,915)	18.06	-	-
Outstanding at March 31, 2024	1,951,206	$32.09	4.68	$40,666
Exercisable at March 31, 2024	1,428,347	$30.08	3.62	$40,666

Total compensation expense related to the options was $2,204,272 and $5,272,059 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was future compensation expense of $13,903,674 with a weighted average recognition period of 1.63 years related to the options.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2024 was $1.34. The total intrinsic value of options exercised during the three months ended March 31, 2024, was zero.

During the three months ended March 31, 2024, 127,182 options vested, net of forfeitures.

Warrant Activity Summary

The following table summarizes warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	49,614	$17.56	4.12	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at March 31, 2024	49,614	$17.56	3.87	$-
Exercisable at March 31, 2024	49,614	$17.56	3.87	$-

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

As of March 31, 2024 and December 31, 2023, our accrual for estimated indirect tax liabilities was $217,047 and $774,298, respectively, reflecting our best estimate of the potential liability based on an analysis of our business activities, revenues subject to indirect taxes, and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation, or settlements could be materially different than the amounts established for indirect tax contingencies.

Warranties

Our services are generally warranted to deliver and operate in a manner consistent with general industry standards that are reasonably applicable and materially conform with our documentation under normal use and circumstances.

We offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a security breach. We have entered into an insurance policy to cover our potential liability arising from this limited warranty arrangement. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the unaudited condensed consolidated financial statements as of March 31, 2024 and 2023.

In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid.

NOTE 10 – LOANS PAYABLE AND LINES OF CREDIT

Loans Payable

Loans payable was as follows:

	Interest Rate	Maturities	March 31, 2024	December 31, 2023

Term loans (US dollar denominated)	4.00% – 71.55%	2024 - 2027	$2,163,922	$1,899,035
Term loans (Chilean peso denominated)	3.48% - 19.20%	2024 - 2029	3,615,150	4,541,217
			5,779,072	6,440,252
Less, current portion			(3,497,460)	(3,691,464)
Long term loans payable			$2,281,612	$2,748,788

Term Loans

Various subsidiaries in the United States are borrowers under certain term loans. These term loans require monthly principal and interest payments. These term loans are secured by various assets owned by our subsidiaries. We recorded aggregate interest expense on these term loans of $2,469 and $6,222 for the three months ended March 31, 2024 and 2023, respectively. Accrued interest as of March 31, 2024 and December 31, 2023 was $2,286 and zero, respectively. The aggregate effective interest rate of the term loans is 6.44%.

Our Latin America subsidiaries are the borrowers under certain term loans denominated in Chilean Pesos. These term loans require monthly principal and interest payments. These term loans are secured by various assets owned by our subsidiaries. We recorded aggregate interest expense on these term loans of $97,367 and $135,916 for the three months ended March 31, 2024 and 2023, respectively. Accrued interest as of March 31, 2024 and December 31, 2023 was zero. The aggregate effective interest rate of the term loans is 9.42%.

In November 2023, we entered into a business loan and security agreement with LendSpark Corporation, pursuant to which we obtained a loan with a principal amount of $2,200,000 and paid an origination fee of $44,000. The business loan bears interest at a rate of 53.44% per annum and is payable in 52 weekly installments of $53,731. We may prepay the loan in whole or in part, but partial repayments do not reduce the total interest payable on the loan, of $594,000. The business loan is secured by all of the assets of our US subsidiaries. The proceeds of the loan were used to repay in full the amount owned under our cash advance agreements that we entered into in March and August 2023. For the three months ended March 31, 2024, we recorded interest expense of $564,529.

In connection with the business loan, we entered into a fee agreement, pursuant to which we issued 133,334 shares (2,000,000 on a pre-reverse split basis) of our common stock as partial consideration for the lender to enter into the business loan and extend credit to us. We recorded the issuance of our common stock as a discount to the business loan, which is amortized using the effective interest method over the term of the loan.

On March 28, 2024, under a trouble debt restructuring, we entered into a Business Loan and Security Agreement (the “Loan Agreement” with LendSpark Corporation (the “Lender”), pursuant to which we obtained a restructured loan with a principal amount of $2,200,000 (the “Restructured Loan”) from the Lender. Pursuant to the Loan Agreement, we paid the Lender a $44,000 origination fee. The Restructured Loan bears interest at a rate of 51.73% per annum and is payable in 52 weekly installments of $53,308, commencing on April 5, 2024. We may prepay the Loan in whole or in part, but partial repayments do not reduce the total interest payable on the Loan, or $572,000. If the Restructured Loan is prepaid in full prior to the 60-day anniversary of the date of the Loan Agreement, the total interest is reduced as follows: (i) if the Loan is repaid within 30 days, the total amount of interest due will be $242,000, and (ii) if the Restructured Loan is repaid within 60 days, the total amount of interest due will be $286,000.

Pursuant to the Loan Agreement, we granted the Lender a security interest in all if our assets and the assets of our U.S. subsidiaries (the “Collateral”) that is secondary to the security interest held by Aion. Upon the occurrence of an event of default, the Lender may, among other things, accelerate the Loan and declare all obligations immediate due and payable or take possession of the Collateral.

In connection with Restructured Loan, we entered into a Fee Agreement (the “Fee Agreement”) with the Lender pursuant to which we issued 100,000 shares of our common stock, par value $0.00001 per share (the “Shares”) as partial consideration for the Lender’s agreement to enter into the Loan Agreement and extend credit to us. Pursuant to the Fee Agreement, if we repay the Restructured Loan in full by (i) May 1, 2024, the Lender will return 75% of the Shares to us, and (ii) June 1, 2024, the Lender will return 50% of the Shares to us. The Fee Agreement contains customary representations, warranties, agreements and obligations of the parties.

Line of Credit

On January 31, 2024, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Aion Financial Technologies, Inc. (“Aion”), pursuant to which we may borrow up to $3,500,000. The amount available for borrowing at any one time is limited to 80% of our eligible accounts receivable. The Loan and Security Agreement will bear interest at a rate of 19.25% per annum (based on a 360-day year), payable on the first business day of each month following the accrual thereof. The Loan and Security Agreement, together with accrued and unpaid interest thereon, is due on January 30, 2025 (the “Maturity Date”). Upon providing 30 days written notice we may terminate the Loan and Security Agreement, subject to an early termination fee of $35,000. Upon the occurrence of an “Event of Default” (as defined in the Loan Security Agreement and including the failure to make required payments when due after specified grace periods, certain breaches and certain specified insolvency events), Aion would have the right to accelerate payments due, which from after such acceleration would bear interest at a default rate of 29.25% per annum. The Loan and Security Agreement is secured by our assets.

We used proceeds from the Loan and Security Agreement to repay our business loan entered into November 2023 and may use for general corporate purposes, which includes working capital, capital expenditures, and repayment of debt. For the three months ended March 31, 2024, we recorded interest expense of $14,874. Accrued interest as of March 31, 2024 was zero.

Convertible Notes Payable

In March 2023, we issued an unsecured convertible note to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest is due on March 20, 2025. At any time prior to or on the maturity date, Hensley & Company is permitted to convert all or any portion of the outstanding principal amount and all accrued but unpaid interest thereon into shares of our common stock at a conversion price of $18.00 per share ($1.20 on a pre-reverse split basis). During the three months ended March 31, 2024 and 2023, we recorded interest expense of $125,000 and $13,888, respectively. Accrued interest as of March 31, 2024 and December 31, 2023 was $513,888 and $388,888, respectively. Mr. McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company.

In June 2023, we issued an unsecured convertible note in the principal amount of $1,050,000 bearing an interest rate of 10.00% per annum payable monthly. The principal amount, together with accrued and unpaid interest is due on June 7, 2024. At any time prior to or on the maturity date the holder is permitted to convert all of the outstanding principal amount into 4.20% of the authorized units of our wholly owned subsidiary vCISO, LLC. We recorded interest expense of $27,603 for the three months ended March 31, 2024. Accrued interest as of March 31, 2024 and December 31, 2023 was $89,557 and $61,954, respectively.

In October 2023, we issued an unsecured convertible note in the principal amount of $1,000,000 bearing an interest rate of 12.00% per annum payable monthly. The principal amount, together with accrued and unpaid interest is due on October 12, 2024. At any time prior to or on the maturity date the holder is permitted to convert all of the outstanding principal amount into shares of our common stock at a conversion price of $1.7595 per share ($0.1173 on a pre-reverse split basis). We recorded interest expense of $31,184 for the three months ended March 31, 2024. Accrued interest as of March 31, 2024 and December 31, 2023 was $58,167 and $26,983, respectively.

Future minimum payments under the above loans payable and convertible notes payable due as of March 31, 2024 were as follows:

2024 (remainder of)	$5,058,542
2025	9,029,108
2026	486,453
2027	265,291
2028	222,089
Thereafter	304,559
Total future minimum payments	15,366,042
Less: discount	(236,262)
15,129,780
Less: current	(12,848,168)
$2,281,612

NOTE 11 – LEASES

We have entered into various non-cancellable operating lease agreements for certain offices. These leases currently have lease periods expiring through 2028. The lease agreements may include one or more options to renew. Renewals were not assumed in our determination of the lease term unless the renewals were deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The components of lease costs, weighted-average lease term, and discount rates are detailed below.

When measuring lease liabilities for leases that were classified as operating leases, we discounted lease payments using our estimated incremental borrowing rate at commencement date of each lease. The weighted average incremental borrowing rate applied was 9.99%. As of March 31, 2024, our leases had a remaining weighted average term of 3.51 years.

Operating leases are included in the unaudited condensed consolidated balance sheets as follows:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Lease cost
Operating lease cost (cost resulting from lease payments)	$73,996	$270,638
Short term lease cost	16,165	156,828
Net lease cost	$90,161	$427,466

Operating lease – operating cash flows (fixed payments)	$73,996	$270,638
Operating lease – operating cash flows (liability reduction)	$53,502	$199,069
Non-current leases – right of use assets	$704,882	$762,228
Current liabilities – operating lease liabilities	$222,674	$219,342
Non-current liabilities – operating lease liabilities	$539,474	$596,307

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the three months ended March 31, 2024 were as follows:

Fiscal Year	Operating Leases
2024 (remainder of)	$220,152
2025	252,513
2026	199,177
2027	205,145
2028	51,914
Total future minimum lease payments	928,901
Amount representing interest	(166,753)
Present value of net future minimum lease payments	$762,148

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

No single customer represented over 10% of our total revenue for any period presented.

NOTE 13 – GEOGRAPHIC INFORMATION

Revenue by geography is based on the customer’s billing address and was as follows:

	March 31, 2024	March 31, 2023

U.S.	$8,045,743	$8,600,864
Chile	3,691,673	4,891,318
All other countries	95,920	234,499
	$11,833,336	$13,726,681

Property and equipment, net by geography was as follows:

	March 31, 2024	December 31, 2023

U.S.	$968,825	$1,052,637
Chile	2,245,960	2,623,881
All other countries	851	956
	$3,215,636	$3,677,474

No other international country represented more than 10% of property and equipment, net in any period presented.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Total AOCI

Balance as of December 31, 2023	$1,320,177	$1,320,177
Other comprehensive income	(663,003)	(663,003)
Amounts reclassified from AOCI	-	-
Balance as of March 31, 2024	$657,174	$657,174

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Unless otherwise indicated or the context requires otherwise, the terms “we,” “us,” “our,” and “our company” refer to CISO Global Inc., a Delaware corporation, and its wholly owned subsidiaries. Unless otherwise specified, all dollar amounts are expressed in U.S. dollars.

First Quarter 2024 Highlights

Our operating results for the three months ended March 31, 2024 included the following:

●	Total revenue decreased by $1.9 million to $11.8 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.
●	Total gross profit increased to $0.6 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

Our financial results for the three months ended March 31, 2024 are summarized as follows in comparison to the three months ended March 31, 2023:

	Three Months Ended March, 31
	2024	2023	Variance
Revenue:
Security managed services	$10,447,840	$11,766,133	$(1,318,293)
Professional services	1,285,213	1,960,548	(675,335)
Cybersecurity software	100,283	-	100,283
Total revenue	11,833,336	13,726,681	(1,893,345)

Cost of revenue:
Security managed services	4,655,484	5,560,563	(905,079)
Professional services	273,331	198,293	75,038
Cybersecurity software	30,505	-	30,505
Cost of payroll	4,787,340	5,800,657	(1,013,317)
Stock based compensation	1,097,250	1,768,084	(670,834)
Total cost of revenue	10,843,910	13,327,597	(2,483,687)
Total gross profit	989,426	399,084	590,342
Operating expenses:
Professional fees	596,647	1,677,387	(1,080,740)
Advertising and marketing	28,306	115,394	(87,088)
Selling, general, and administrative	4,997,203	9,508,766	(4,511,563)
Stock-based compensation	1,107,022	3,628,975	(2,521,953)
Impairment of goodwill	-	20,199,368	(20,199,368)
Total operating expenses	6,729,178	35,129,890	(28,400,712)

Loss from operations	(5,739,752)	(34,730,806)	28,991,054
Other income (expense):
Other income (expense)	702	(156,420)	157,122
Interest expense, net	(870,149)	(390,141)	(480,008)

Total other income (expense)	(869,447)	(546,561)	(322,886)

Loss before income taxes	$(6,609,199)	$(35,277,367)	$28,668,168

Revenue

Security managed services revenue decreased by $1,318,293, or 11%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to higher hardware sales in our Latin American region for the three months ended March 31, 2023.

Professional services revenue decreased by $675,335, or 34%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to lower volumes of project work in Latin America.

Cybersecurity software revenue increased by $100,283, or 100%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to the initial launch of our suite of internally developed cybersecurity software products.

Expenses

Cost of Revenue

Security managed services cost of revenue decreased by $905,079, or 16%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to higher hardware sales in our Latin American region for the three months ended March 31, 2023.

Professional services cost of revenue increased by $75,038, or 38%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, due to our increased use of consultants.

Cybersecurity software cost of revenue increased by $30,505, or 100%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to the initial launch of our suite of internally developed cybersecurity software products.

Cost of payroll decreased by $1,013,317, or 17%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to headcount reductions.

Stock-based compensation expenses decreased by $670,834, or 38%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, due to outstanding option awards becoming fully vested, a decrease in the amount of new stock options awarded to our revenue generating employees, and the decline in our share price which produces a lower fair value of our option awards to recognize as stock-based compensation.

Operating Expenses

Professional fees decreased by $1,080,740, or 64%, for the three months ended March 31, 2024 as compared to three months ended March 31, 2023, due to an decrease in accounting, legal, and other professional fees incurred related to our periodic SEC filings and our efforts to raise additional capital.

Advertising and marketing expenses decreased by $87,088, or 75%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, due to utilization of more internal marketing resources.

Selling, general, and administrative expenses decreased by $4,511,563, or 47%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to our analysis of our carrying amount of intangible assets being impaired for the three months ended March 31, 2023, reductions in headcount, and lower costs for insurance and lease expenses for the three months ended March 31, 2024.

Stock based compensation expenses decreased by $2,521,953, or 69%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, due to outstanding option awards becoming fully vested, a decrease in the amount of new stock options awarded to our employees, and the decline in our share price which produces a lower fair value of our option awards to recognize as stock-based compensation.

Impairment of goodwill decreased by $20,199,368, or 100%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, due to our analysis of our carrying amount of goodwill being impaired in 2023.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfying liabilities in the normal course of business. For the three months ended March 31, 2024, we incurred a net loss of $6,609,199 and negative cash flows from operations of $1,408,632 and expect to incur further losses through the end of 2024. In the report accompanying our financial statements for the year ended December 31, 2023, our independent registered public accounting firm stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so based on our recurring losses from operations and need to raise additional capital. These condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

As of March 31, 2024, we had $291,301,171 of available funding under our Shelf Registration Statement on From S-3 from which we may issue our securities to fund current and future operations, assuming there is adequate demand for our securities.

Working Capital Deficit

Our working capital deficit as of March 31, 2024 in comparison to our working capital deficit as of December 31, 2023, is summarized as follows:

	As of
	March 31,	December 31,
	2024	2023
Current assets	$9,276,063	$10,957,814
Current liabilities	32,604,126	26,071,102
Working capital deficit	$(23,328,063)	$(15,113,288)

The decrease in current assets is primarily due to an increase in cash and cash equivalents of $454,547, offset by a decrease in accounts receivable, net, of $1,947,567. The increase in current liabilities is primarily due to our $5,000,000 related party convertible note becoming due within the next year and net borrowings on our new line of credit of $2,300,708.

Cash Flows

Our cash flows for the three months ended March 31, 2024 in comparison to our cash flows for the three months ended March 31, 2023, can be summarized as follows:

	Three Months ended March 31,
	2024	2023
Net cash used in operating activities	$(1,408,633)	$(2,110,872)
Net cash used in investing activities	(75,571)	(182,839)
Net cash provided by financing activities	2,014,034	4,238,797
Effect of exchange rates on cash and cash equivalents	(75,283)	45,486

Operating Activities

Net cash used in operating activities was $1,408,633 for the three months ended March 31, 2024 and was primarily due to cash used to fund a net loss of $6,609,199, adjusted for non-cash expenses in the aggregate of $3,207,036 and additional cash inflow by changes in the levels of operating assets and liabilities, primarily as a result of a decrease in accounts receivables, net, and an increase in deferred revenue. Net cash used in operating activities was $2,110,872 for the three months ended March 31, 2023 and was primarily due to cash used to fund a net loss of $34,841,689, adjusted for non-cash expenses in the aggregate of $29,809,522 and additional cash inflow by changes in the levels of operating assets and liabilities, primarily as a result of an increase in current assets, and accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities of $75,571 for the three months ended March 31, 2024 was due to purchases of property and equipment. Net cash used in investing activities of $182,839 for the three months ended March 31, 2023 was due to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $2,014,034, which was primarily due to cash received from borrowings on our loans payable and lines of credit, net of debt issuance cost, of $4,571,583, offset by $2,605,636 in repayments of our loans payable and lines of credit. Net cash provided by financing activities for the three months ended March 31, 2023 was $4,238,797, which was primarily due to cash received from the sale of our common stock of $3,143,147, $1,912,500 in net proceeds from our loan payable, and $5,000,000 in proceeds from a related party convertible note payable, offset by aggregate repayments on loans payable and a convertible note payable of $6,279,547.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in the notes to our condensed consolidated financial statements included herein for the quarter ended March 31, 2024 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 16, 2024.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the periods. Our material estimates and assumptions include the allowance for credit losses, the carrying value of intangible assets and goodwill, deferred tax asset and valuation allowance, the estimated fair value of assets acquired, liabilities assumed and stock issued in business combinations, and assumptions used in the Black-Scholes option pricing model, such as expected volatility, risk-free interest rate, share price, and expected dividend rate. Certain of our estimates, including the carrying amount of intangible assets and goodwill, could be affected by external conditions, including those unique to us and general economic conditions. It is reasonably possible that these external factors could have an effect on our estimates and could cause actual results to materially differ from those estimates.

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

Impairment of Long-Lived and Intangible Assets

We will periodically evaluate the carrying value of long-lived and intangible assets to be held and used when events and circumstances warrant such a review and at least annually. The carrying value of a long-lived and intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived and intangible assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

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

Cybersecurity Software

Cybersecurity revenue primarily consists of our internally developed software products CHECKLIGHT Endpoint Security Monitoring, ARGO Security Management, CISO Edge Cloud Security Platform, DISC Net Gen VPN and Skanda Breach Assessment Tool. Each software offering is a single performance obligation, and we begin revenue recognition upon provisioning of our cybersecurity software to our customers and recognize ratably over the duration of the service period. We currently do not bundle our cybersecurity software with other product offerings and as a result, judgment is not required to determine standalone selling price.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective. This does not include an evaluation by our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 16, 2024, risk factors that materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2024, we issued 100,000 shares of our common stock to LendSpark Corporation as additional consideration to enter into a loan agreement in which we received gross proceeds of $2,200,000.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended March 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case, defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Certificate of Amendment of Amended and Restated By-Laws of the Registrant	8-K	3.1	03/07/2024
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

#Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CISO GLOBAL, INC.

By:	/s/ David G. Jemmett
David G. Jemmett
Chief Executive Officer
(Principal Executive Officer)
Date:	May 20, 2024

By:	/s/ Debra L. Smith
Debra L. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	May 20, 2024

