Form 10-Q
period 2024-06-30
CISO Global, Inc.
filed 2024-08-14
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 14, 2024, there were 11,821,866 shares of the registrant’s common stock outstanding.

CISO GLOBAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024 (unaudited)

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CISO GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023

ASSETS

Current Assets:
Cash and cash equivalents	$1,118,282	$241,643
Accounts receivable, net	2,163,140	2,800,209
Prepaid cost of revenue	214,129	244,698
Prepaid expenses and other current assets	288,517	205,919
Contract asset	154,714	197,656
Assets of business held for sale	15,127,618	22,600,715
Total Current Assets	19,066,400	26,290,840

Property and equipment, net	889,343	1,052,637
Right of use asset, net	640,630	762,228
Intangible assets, net	2,594,861	3,546,580
Goodwill	19,900,550	19,900,550
Prepaid cost of revenue, net of current portion	33,787	32,375
Other assets	70,173	70,173

Total Assets	$43,195,744	$51,655,383

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$8,508,360	$7,597,469
Deferred revenue	1,543,844	1,371,637
Lease liability	226,169	219,342
Loans payable	3,431,948	1,856,245
Line of credit	2,226,168	-
Convertible notes payable	2,050,000	2,050,000
Convertible notes payable, related party	5,000,000	-
Liabilities of business held for sale	13,995,591	16,666,096
Total Current Liabilities	36,982,080	29,760,789

Long-term Liabilities:
Deferred revenue, net of current portion	53,839	84,294
Loans payable, net of current portion	56,158	74,542
Convertible notes payable, related party	-	5,000,000
Lease liability, net of current portion	479,965	596,307

Total Liabilities	37,572,042	35,515,932

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.00001 par value; 300,000,000 shares authorized; 12,224,003 and 11,949,959 issued outstanding at June 30, 2024 and December 31, 2023, respectively	122	119
Preferred stock, $.00001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding on June 30, 2024 and December 31, 2023, respectively	-	-
Additional paid-in capital	177,771,925	172,837,842
Accumulated translation adjustment	916,417	1,320,177
Accumulated deficit	(173,064,762)	(158,018,687)
Total Stockholders’ Equity	5,623,702	16,139,451

Total Liabilities and Stockholders’ Equity	$43,195,744	$51,655,383

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenue:
Security managed services	$7,080,326	$7,564,288	$14,238,959	$15,055,076
Professional services	632,225	920,306	1,398,723	2,030,382
Cybersecurity software	95,874	-	196,157	-
Total revenue	7,808,425	8,484,594	15,833,839	17,085,458

Cost of revenue:
Security managed services	2,334,703	2,717,462	4,888,652	5,182,315
Professional services	134,584	123,850	290,164	253,788
Cybersecurity software	28,264	-	58,769	-
Cost of payroll	3,176,818	3,814,030	6,658,726	8,422,386
Stock based compensation	1,200,147	1,697,181	2,297,397	3,465,265
Total cost of revenue	6,874,516	8,352,523	14,193,708	17,323,754
Total gross profit	933,909	132,071	1,640,131	(238,296)

Operating expenses:
Professional fees	311,194	521,204	802,261	2,051,639
Advertising and marketing	6,322	47,231	32,760	153,621
Selling, general and administrative	3,605,280	4,731,090	7,583,874	9,514,610
Stock based compensation	1,252,720	2,115,039	2,359,742	5,744,014
Impairment of goodwill	-	16,330,839	-	31,776,820
Total operating expenses	5,175,516	23,745,403	10,778,637	49,240,704

Loss from operations	(4,241,607)	(23,613,332)	(9,138,506)	(49,479,000)

Other income (expense):
Other income (expense)	(73,810)	197,147	(34,918)	30,230
Interest expense, net	(623,941)	(648,591)	(1,373,766)	(906,198)

Total other income (expense)	(697,751)	(451,444)	(1,408,684)	(875,968)

Loss from continuing operations before income taxes	(4,939,358)	(24,064,776)	(10,547,190)	(50,354,968)
Provision/(benefit) from income taxes	-	-	-	-
Loss from continuing operations	(4,939,358)	(24,064,776)	(10,547,190)	(50,354,968)
Loss from discontinued operations, net of income taxes(1)	(3,497,529)	(5,263,887)	(4,498,885)	(13,815,384)
Net Loss	(8,436,887)	(29,328,663)	(15,046,075)	(64,170,352)
Foreign currency translation adjustment	253,414	(416,236)	(403,760)	1,620,726

Comprehensive loss	$(8,183,473)	(29,744,899)	(15,449,835)	$(62,549,626)

Net loss per common share - basic and diluted:
Continuing operations	$(0.40)	$(2.20)	$(0.87)	$(4.86)
Discontinued operations	(0.29)	(0.48)	(0.37)	(1.33)
	$(0.69)	$(2.68)	$(1.24)	$(6.19)

Weighted average shares outstanding - basic	12,213,362	10,945,224	12,089,673	10,371,610
Weighted average shares outstanding - diluted	12,213,362	10,945,224	12,089,673	10,371,610

(1)	Includes recognized loss on assets held for sale of $3,349,799 for the three and six months ended June 30, 2024.

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (NOTE 2)

(Unaudited)

						Accumulated
					Additional	Other
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Deficit	Total

Balance at January 1, 2024	11,949,959	$119	-	$-	$172,837,842	$1,320,177	$(158,018,687)	$16,139,451

Stock based compensation - stock options	-	-	-	-	4,657,139	-	-	4,657,139
Stock issued for cash	126,688	2	-	-	154,945	-	-	154,947
Stock issued as lending discount	100,000	1	-	-	121,999	-	-	122,000
Stock adjustment after reverse stock split	47,356	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	(403,760)	-	(403,760)
Net loss	-	-	-	-	-	-	(15,046,075)	(15,046,075)
Balance at June 30, 2024	12,224,003	$122	-	$-	$177,771,925	$916,417	$(173,064,762)	$5,623,702

Balance at January 1, 2023	9,697,921	$97	-	$-	$153,170,351	$1,062,247	$(77,787,604)	$76,445,091

Stock based compensation - stock options	-	-	-	-	8,635,778	-	-	8,635,778
Stock based compensation - common stock	233,333	2	-	-	733,498	-	-	733,500
Stock issued for cash	1,782,658	18	-	-	6,682,180	-	-	6,682,198
Exercise of options	69,378	1	-	-	491,852	-	-	491,853
Foreign currency translation	-	-	-	-	-	1,620,726	-	1,620,726
Net loss	-	-	-	-	-	-	(64,170,352)	(64,170,352)
Balance at June 30, 2023	11,783,290	$118	-	$-	$169,713,659	$2,682,973	$(141,957,956)	$30,438,794

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(15,046,075)	$(64,170,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - stock options	4,657,139	8,635,778
Stock based compensation - common stock	-	573,501
Depreciation and amortization	1,469,119	1,813,305
Right of use amortization	115,843	100,460
Other	306,679	43,750
Impairment of intangible assets	-	3,116,039
Impairment of goodwill	-	41,038,172
Loss on assets held for sale	3,349,799	-
Changes in operating assets and liabilities:
Accounts receivable, net	2,099,324	(617,138)
Inventory	161,586	(46,776)
Contract assets	42,942	(43,807)
Prepaids and other current assets	144,392	(252,169)
Accounts payable and accrued expenses	(433,905)	4,172,201
Lease liability	(97,850)	(90,049)
Deferred revenue	551,385	408,125

Net cash used in operating activities	(2,679,622)	(5,318,960)

Cash flows from investing activities:

Purchases of property and equipment	(83,095)	(148,866)

Net cash used in investing activities	(83,095)	(148,866)

Cash flows from financing activities:
Proceeds from sale of common stock	154,947	6,682,198
Proceeds from stock option exercise	-	491,853
Proceeds from loan payable	4,273,823	2,210,022
Proceeds from convertible notes payable, related party	-	5,000,000
Proceeds from convertible note payable	-	1,050,000
Proceeds from lines of credit	2,564,589	144,307
Payment on lines of credit	(374,483)	(149,693)
Payment on loans payable	(3,406,538)	(7,297,980)
Payment of convertible note payable	-	(2,550,000)
Payment of debt issuance cost	(144,000)	(87,500)

Net cash provided by financing activities	3,068,338	5,493,207

Effect of exchange rates on cash and cash equivalents	(59,214)	13,631

Net increase in cash and cash equivalents	246,407	39,012

Cash and cash equivalents - beginning of the period	1,062,442	1,833,163

Cash and cash equivalents - end of the period	$1,308,849	$1,872,175

Reconciliation of cash and cash equivalents to the condensed consolidated financial statements
Cash from continuing operations	$1,118,282	$1,799,682
Cash from discontinued operations	190,567	72,493
Total cash and cash equivalents, end of period	$1,308,849	$1,872,175

Supplemental cash flow information:
Cash paid for:
Interest	$1,083,769	$926,441
Income taxes	$-	$-
Supplemental disclosure of non-cash transactions:
Operating lease assets obtained in exchange for operating lease obligations	$-	$733,782
Common stock issued as a lending discount	$122,000	$-

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

We are evaluating strategies to obtain the required additional funding for future operations. These strategies may include obtaining equity financing, issuing debt or entering into other financing arrangements, which may result in us taking the Company private and no longer operating as a publicly traded company, and restructuring operations to grow revenues and decrease expenses. However, we may be unable to access further equity or debt financing when needed. As such, there can be no assurance that we will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

The ability for us to continue as a going concern is dependent upon our ability to successfully accomplish the plan and eventually attain profitable operations. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we are unable to continue as a going concern.

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for credit losses. We periodically assess our accounts and other receivables for collectability on a specific identification basis. We provide for allowances for credit losses based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. We write off accounts receivable against the allowance for credit losses when a balance is determined to be uncollectible. As of June 30, 2024 and December 31, 2023, our allowance for credit losses was $185,562 and $219,141, respectively.

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

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For dilutive securities, all outstanding options and warrants are considered potentially outstanding common stock. The dilutive effect, if any, of stock options is calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents are anti-dilutive with respect to losses, the options, warrants and shares issuable upon conversion thereof have been excluded from our computation of net loss per common share for the three and six months ended June 30, 2024 and 2023.

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

	June 30, 2024	June 30, 2023
Stock options	1,847,780	2,324,968
Warrant	49,614	49,614
Convertible debt	881,616	277,778
Total	2,779,010	2,652,360

Deferred Revenue

Deferred revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the services provided to our customers or annual licenses and is recognized as services are performed or ratably over the life of the license. We generally invoice customers in advance or in milestone-based installments.

Deferred revenue consisted of the following:

	June 30, 2024	December 31, 2023
Current:
Security managed services	$867,222	$578,941
Professional services	570,213	792,696
Software	106,409	-
Total deferred revenue - current	$1,543,844	$1,371,637
Long-term:
Security managed services	$53,839	$84,294
Total deferred revenue – long term	$53,839	$84,294

The increase in the deferred revenue balance is primarily driven by payments received in advance of satisfying our performance obligations, offset by $957,839 of revenue recognized during 2024, which was included in the deferred revenue balance as of December 31, 2023. The deferred revenue balance as of June 30, 2024 represents our remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized in revenue as follows:

	Remainder of 2024	2025	2026	2027	Total
Security managed services	$559,379	$266,541	$23,396	$6,778	$856,094
Professional services	635,180	-	-	-	635,180
Software	106,409	-	-	-	106,409
Total deferred revenue	$1,300,968	$266,541	$23,396	$6,778	$1,597,683

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

We utilize ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. We account for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At June 30, 2024, our net deferred tax asset has been fully reserved.

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

NOTE 3 – ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

We committed to a formal plan to sell our Latin America subsidiaries to focus on our US-based operations and development and marketing of our internally developed cybersecurity software. On July 1, 2024, as discussed in Note 16, we entered into an agreement to sell our Latin America subsidiaries. Accordingly, we have separately presented our Latin America subsidiaries assets and liabilities as held for sale in our condensed consolidated balance sheets and have reported its operating results within discontinued operations in our condensed consolidated statement of operations.

The table below provides a reconciliation of the carrying amounts of the major classes of assets and liabilities of discontinued operations to the amounts presented in our balance sheets.

	June 30, 2024	December 31, 2023

Cash and cash equivalents	$190,567	$820,799
Accounts receivable, net	1,261,581	2,885,518
Inventory	52,511	218,890
Prepaid cost of revenue	3,315,675	3,204,010
Prepaid expenses and other assets	393,594	995,702
Property and equipment	2,209,044	2,624,837
Intangible assets, net	184,600	231,664
Goodwill	7,520,046	11,619,295
Assets of business held for sale	$15,127,618	$22,600,715

Accounts payable and accrued expenses	$6,557,367	$8,353,859
Deferred revenue	3,948,982	3,802,772
Loans payable	3,489,242	4,509,465
Liabilities of business held for sale	$13,995,591	$16,666,096

The table below provides the total revenue and loss of the discontinued operations presented in our statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$4,579,249	$7,040,400	$8,387,171	$12,166,217

Cost of revenue	3,567,711	6,160,637	7,092,426	10,517,003
Operating expenses	971,312	6,038,643	2,097,362	15,673,232
Other expense	187,956	105,007	346,469	227,044
Loss from discontinued operations before income taxes	(147,730)	(5,263,887)	(1,149,086)	(14,251,062)
Benefit from income taxes	-	-	-	435,678
Loss from assets held for sale, net of tax	(3,349,799)	-	(3,349,799)	-
Loss from discontinued operations	$(3,497,529)	$(5,263,887)	$(4,498,885)	$(13,815,384)

Cash flows from operating activities of discontinued operations was $223,831 and $738,860 for the six months ended June 30, 2024 and 2023, respectively.

Cash used in investing activities of discontinued operations was $83,095 and $77,932 for the six months ended June 30, 2024 and 2023, respectively.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	June 30, 2024	December 31, 2023
Prepaid expenses	$247,894	$146,521
Prepaid insurance	40,623	59,398
Total prepaid expenses and other current assets	$288,517	$205,919

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2024	December 31, 2023
Computer equipment	$414,214	$414,214
Leasehold improvements	25,791	25,791
Furniture and fixtures	75,698	75,698
Software	879,642	879,642
	1,395,345	1,395,345
Less: accumulated depreciation	(506,002)	(342,708)
Property and equipment, net	$889,343	$1,052,637

Total depreciation expense was $79,482 and $45,378 for the three months ended June 30, 2024 and 2023, respectively and was $163,294 and $91,647 for the six months ended June 30, 2024 and 2023, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

Goodwill

The following table summarizes the changes in goodwill during the six months ended June 30, 2024:

Balance as of December 31, 2023
Goodwill	$71,525,609
Accumulated impairment losses	(51,625,059)
19,900,550

Balance June 30, 2024
Goodwill	71,525,609
Accumulated impairment losses	(51,625,059)
$19,900,550

Intangible Assets

Intangible assets, net are summarized as follows:

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$3,835,981	$(2,705,006)	$1,130,975
Customer base	572,048	(280,660)	291,388
Non-compete agreements	487,400	(474,393)	13,007
Intellectual property/technology	2,455,879	(1,296,388)	1,159,491
	$7,351,308	$(4,756,447)	$2,594,861

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$3,835,981	$(2,138,946)	$1,697,035
Customer base	572,048	(245,357)	326,691
Non-compete agreements	487,400	(450,181)	37,219
Intellectual property/technology	2,455,879	(970,244)	1,485,635
	$7,351,308	$(3,804,728)	$3,546,580

The weighted average remaining useful life of identifiable amortizable intangible assets is 2.40 years as of June 30, 2024.

Amortization of identifiable intangible assets for the three months ended June 30, 2024 and 2023 was $474,562 and $517,655, respectively, and $951,719 and $1,050,498 for the six months ended June 30, 2024 and 2023, respectively.

Based on the balance of intangible assets at June 30, 2024, expected future amortization expense is as follows:

2024 (remainder of)	$792,645
2025	921,139
2026	709,464
2027	73,213
2028	49,200
Thereafter	49,200
$2,594,861

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following amounts:

	June 30, 2024	December 31, 2023
Accounts payable	$4,717,845	$4,766,294
Accrued payroll and bonuses	1,511,935	1,167,804
Accrued expenses	1,284,630	1,032,270
Accrued commissions	61,857	100,000
Indirect taxes payable	23,840	53,277
Accrued interest	908,253	477,824
Total accounts payable and accrued expenses	$8,508,360	$7,597,469

Note 8 – RELATED PARTY TRANSACTIONS

Independent Consulting Agreement with Stephen Scott

In July 2023, we entered into an Independent Consulting Agreement with Stephen Scott, a significant stockholder due to his beneficial ownership, to provide, on a non-exclusive basis, advisory and consulting services relating to our strategic and business development, intellectual property development, banking relationships, and strategic M&A for a period of one year. Mr. Scott will receive a consulting fee of $15,000 per month for such services under the terms of this agreement. During the three months ended June 30, 2024 and 2023, we paid consulting fees to Mr. Scott in the amounts of $45,000 and $34,500, respectively, and $90,000 and $69,000 during the six months ended June 30, 2024 and 2023, respectively.

Managed Services Agreement with Hensley Beverage Company – Related Party

In July 2021, we entered into a 1-year Managed Services Agreement with Hensley Beverage Company to provide secured managed services. We also may be engaged by Hensley Beverage Company from time to time to provide other related services outside the scope of the Managed Services Agreement. While the agreement provides for a term through December 31, 2021, the agreement will continue until terminated by either party. For the three months ended June 30, 2024 and 2023, we received $52,592 and $295,086, respectively, and for the six months ended June 30, 2024 and 2023, we received $1,175,914 and $507,092, respectively, from Hensley Beverage Company for contracted services, and had an outstanding receivable balance of zero and $152,213 as of June 30, 2024 and December 31, 2023, respectively. The payments received during the six months ended June 30, 2024, included a payment of $543,743 for future services, of which $206,005 remains outstanding. Andy McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company, the parent company of Hensley Beverage Company.

Convertible Note Payable with Hensley & Company

In March 2023, we issued an unsecured convertible note to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest is due on March 20, 2025. At any time prior to or on the maturity date, Hensley & Company is permitted to convert all or any portion of the outstanding principal amount and all accrued but unpaid interest thereon into shares of our common stock at a conversion price of $18.00 per share. During the three months ended June 30, 2024 and 2023, we recorded interest expense of $125,000, and during the six months ended June 30, 2024 and 2023, we recorded interest expense of $250,000 and $138,888, respectively. As of June 30, 2024 and December 31, 2023, we had accrued interest of $638,888 and $388,888, respectively. Mr. McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company.

Note 9 – STOCKHOLDERS’ EQUITY

Options

We granted stock options vesting solely upon the continued service of the recipient. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the required service period of each award.

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	2,105,168	$31.63	-	-
Granted	33,953	1.68	-	-
Exercised	-	-	-	-
Expired or cancelled	(291,341)	15.86	-	-
Outstanding at June 30, 2024	1,847,780	$33.33	4.48	$19,266
Exercisable at June 30, 2024	1,430,724	$32.05	3.55	$19,266

Total compensation expense related to the options was $2,452,867 and $3,363,719 for the three months ended June 30, 2024 and 2023, respectively, and $4,657,139 and $8,635,778 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was future compensation expense of $11,102,176 with a weighted average recognition period of 1.41 years related to the options.

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2024 was $1.34. The total intrinsic value of options exercised during the three and six months ended June 30, 2024, was zero.

During the six months ended June 30, 2024, 194,090 options vested, net of forfeitures.

Warrant Activity Summary

The following table summarizes warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	49,614	$17.56	4.12	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at June 30, 2024	49,614	$17.56	3.62	$-
Exercisable at June 30, 2024	49,614	$17.56	3.62	$-

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

As of June 30, 2024 and December 31, 2023, our accrual for estimated indirect tax liabilities was $23,840 and $53,277, respectively, reflecting our best estimate of the potential liability based on an analysis of our business activities, revenues subject to indirect taxes, and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation, or settlements could be materially different than the amounts established for indirect tax contingencies.

Warranties

Our services are generally warranted to deliver and operate in a manner consistent with general industry standards that are reasonably applicable and materially conform with our documentation under normal use and circumstances.

We offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a security breach. We have entered into an insurance policy to cover our potential liability arising from this limited warranty arrangement. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the unaudited condensed consolidated financial statements as of June 30, 2024 and December 31, 2023.

In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid.

NOTE 11 – LOANS PAYABLE AND LINES OF CREDIT

Loans Payable

Loans payable was as follows:

	Interest Rate	Maturities	June 30, 2024	December 31, 2023

Term loans (US dollar denominated)	4.00% – 71.55%	2024 - 2027	$3,488,106	$1,930,787
Less, current portion			(3,431,948)	(1,856,245)
Long term loans payable			$56,158	$74,542

Term Loans

Various subsidiaries in the United States are borrowers under certain term loans. These term loans require monthly principal and interest payments. These term loans are secured by various assets owned by our subsidiaries. We recorded aggregate interest expense on these term loans of $1,526 and $32,257 for the three months ended June 30, 2024 and 2023, respectively, and $3,995 and $38,479 for the six months ended June 30, 2024 and 2023, respectively. Accrued interest as of June 30, 2024 and December 31, 2023 was zero. The aggregate effective interest rate of the term loans is 5.94%.

In November 2023, we entered into a business loan and security agreement with LendSpark Corporation, pursuant to which we obtained a loan with a principal amount of $2,200,000 and paid an origination fee of $44,000. The business loan bears interest at a rate of 53.44% per annum and is payable in 52 weekly installments of $53,731. We may prepay the loan in whole or in part, but partial repayments do not reduce the total interest payable on the loan, of $594,000. The business loan is secured by all of the assets of our US subsidiaries. The proceeds of the loan were used to repay in full the amount owned under our cash advance agreements that we entered into in March and August 2023. For the three and six months ended June 30, 2024, we recorded interest expense of zero and $564,529, respectively.

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

On March 28, 2024, under a trouble debt restructuring, we entered into a Business Loan and Security Agreement (the “Loan Agreement” with LendSpark Corporation (the “Lender”), pursuant to which we obtained a restructured loan with a principal amount of $2,200,000 (the “Restructured Loan”) from the Lender. Pursuant to the Loan Agreement, we paid the Lender a $44,000 origination fee. The Restructured Loan bears interest at a rate of 51.73% per annum and is payable in 52 weekly installments of $53,308, commencing on April 5, 2024. We may prepay the Loan in whole or in part, but partial repayments do not reduce the total interest payable on the Loan.

Pursuant to the Loan Agreement, we granted the Lender a security interest in all if our assets and the assets of our U.S. subsidiaries (the “Collateral”) that is secondary to the security interest held by Aion. Upon the occurrence of an event of default, the Lender may, among other things, accelerate the Loan and declare all obligations immediately due and payable or take possession of the Collateral.

In connection with Restructured Loan, we entered into a Fee Agreement (the “Fee Agreement”) with the Lender pursuant to which we issued 100,000 shares of our common stock, par value $0.00001 per share (the “Shares”) as partial consideration for the Lender’s agreement to enter into the Loan Agreement and extend credit to us. Pursuant to the Fee Agreement, if we repay the Restructured Loan in full by (i) May 1, 2024, the Lender will return 75% of the Shares to us, and (ii) June 1, 2024, the Lender will return 50% of the Shares to us. The Fee Agreement contains customary representations, warranties, agreements and obligations of the parties. For the three and six months ended June 30, 2024, we recorded interest expense of $304,670.

In June 2024, we entered into a Subordinated Business Loan and Security Agreement with Agile Capital Funding, LLC (“Agile”), pursuant to which we obtained a loan with a principal amount of $2,000,000 plus an administrative agent fee paid of $100,000. The Subordinated Business Loan bears an effective interest rate of 147.82% per annum and is payable in 30 weekly installments. The first 4 installments due are $75,000 followed by 26 installments of $103,154. We may prepay the Subordinated Business Loan in whole or in part, but partial repayments do not reduce the total interest payable on the Subordinated Business Loan of $882,000. If the Subordinated Business Loan is repaid in full prior to the 60-day anniversary of the date of the Subordinated Business Loan and Security Agreement, the total interest is reduced as follows: (i) if repaid within 30 days, the total amount of interest due will be $399,000, (ii) if repaid within 45 days, the total amount of interest due will be $504,000, and (iii) if repaid within 60 days, the total amount of interest due will be $609,000. As of June 30, 2024, Agile had funded $1,750,000 of the Subordinated Business Loan with the remaining $250,000 funded on July 1, 2024. For the three and six months ended June 30, 2024, we recorded interest expense of zero.

Pursuant to the Subordinated Loan Agreement, we granted Agile a security interest in the Collateral that is tertiary to the security interest held by Aion and LendSpark. Upon the occurrence of an event of default, Agile may, among other things, accelerate the Subordinated Business Loan and declare all obligations immediately due and payable or take possession of the Collateral. We may use proceeds from the Subordinated Business Loan for general corporate purposes, which includes working capital, capital expenditures, and repayment of debt.

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

We used proceeds from the Loan and Security Agreement to repay our business loan entered into November 2023 and may use for general corporate purposes, which includes working capital, capital expenditures, and repayment of debt. For the three and six months ended June 30, 2024, we recorded interest expense of $139,785 and $154,659, respectively. Accrued interest as of June 30, 2024 was $79,487.

Convertible Notes Payable

In March 2023, we issued an unsecured convertible note to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest is due on March 20, 2025. At any time prior to or on the maturity date, Hensley & Company is permitted to convert all or any portion of the outstanding principal amount and all accrued but unpaid interest thereon into shares of our common stock at a conversion price of $18.00 per share ($1.20 on a pre-reverse split basis). During the three months ended June 30, 2024 and 2023, we recorded interest expense of $125,000, and for the six months ended June 30, 2024 and 2023, we recorded interest expense of $250,000 and $138,888, respectively. As of June 30, 2024 and December 31, 2023, we had accrued interest of $638,888 and $388,888, respectively. Mr. McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company.

In June 2023, we issued an unsecured convertible note in the principal amount of $1,050,000 bearing an interest rate of 10.00% per annum payable monthly. The principal amount, together with accrued and unpaid interest is due on June 7, 2024. At any time prior to or on the maturity date the holder is permitted to convert all of the outstanding principal amount into 4.20% of the authorized units of our wholly owned subsidiary vCISO, LLC. We recorded interest expense of $20,857 and $5,480 for the three months ended June 30, 2024 and 2023, and $48,460 and $5,480 for the six months ended June 30, 2024 and 2023, respectively. Accrued interest as of June 30, 2024 and December 31, 2023 was $110,414 and $61,954, respectively.

In June 2024, we entered into Amendment #1 to extend the maturity date of the $1,050,000 unsecured convertible note to December 15, 2024. In exchange for an extension of the maturity date, we agreed to repay on September 30, 2024, all accrued, but unpaid interest as of June 30, 2024 on the convertible note. All remaining accrued, but unpaid interest will be due at maturity on December 15, 2024.

In October 2023, we issued an unsecured convertible note in the principal amount of $1,000,000 bearing an interest rate of 12.00% per annum payable monthly. The principal amount, together with accrued and unpaid interest is due on October 12, 2024. At any time prior to or on the maturity date the holder is permitted to convert all of the outstanding principal amount into shares of our common stock at a conversion price of $1.7595 per share ($0.1173 on a pre-reverse split basis). We recorded interest expense of $32,131 and $63,315 for the three and six months ended June 30, 2024. Accrued interest as of June 30, 2024 and December 31, 2023 was $90,298 and $26,983, respectively.

In June 2024, we entered into Amendment #1 to extend the maturity date of the $1,000,000 unsecured convertible note to December 15, 2024. In exchange for an extension of the maturity date, we agreed to repay on September 30, 2024, all accrued, but unpaid interest as of June 30, 2024 on the convertible note. All remaining accrued, but unpaid interest will be due at maturity on December 15, 2024.

Future minimum payments under the above loans payable and convertible notes payable due as of June 30, 2024 were as follows:

2024 (remainder of)	$4,623,617
2025	8,301,017
2026	33,495
2027	3,615
Total future minimum payments	12,961,744
Less: discount	(197,470)
12,764,274
Less: current	(12,708,116)
$56,158

NOTE 12 – LEASES

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

When measuring lease liabilities for leases that were classified as operating leases, we discounted lease payments using our estimated incremental borrowing rate at commencement date of each lease. The weighted average incremental borrowing rate applied was 10.10%. As of June 30, 2024, our leases had a remaining weighted average term of 3.37 years.

Operating leases are included in the unaudited condensed consolidated balance sheets as follows:

	Classification	June 30, 2024	December 31, 2023
Lease assets
Operating lease cost ROU assets	Assets	$640,630	$762,228
Total lease assets		$640,630	$762,228

Lease liabilities
Operating lease liabilities, current	Current liabilities	$226,169	$219,342
Operating lease liabilities, non-current	Liabilities	479,965	596,307
Total lease liabilities		$706,134	$815,649

The components of lease costs, which are included in loss from operations in our unaudited condensed consolidated statements of operations, were as follows:

	Six Months Ended June 30,
	2024	2023
Leases costs
Operating lease costs	$149,369	$117,331
Short term lease cost	42,639	45,823
Total lease costs	$192,008	$163,154

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the six months ended June 30, 2024 were as follows:

Fiscal Year	Operating Leases
2024 (remainder of)	$144,779
2025	252,513
2026	199,177
2027	205,145
2028	51,896
Total future minimum lease payments	853,510
Amount representing interest	(147,376)
Present value of net future minimum lease payments	$706,134

NOTE 13 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

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

NOTE 14 – GEOGRAPHIC INFORMATION

All of our revenue and property and equipment from continuing operations is located within the U.S.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Total AOCI

Balance as of December 31, 2023	$1,320,177	$1,320,177
Other comprehensive income	(403,760)	(403,760)
Amounts reclassified from AOCI	-	-
Balance as of June 30, 2024	$916,417	$916,417

NOTE 16 – SUBSEQUENT EVENTS

On July 1, 2024, we entered into a stock purchase agreement with Southford Equities, Inc. (the “Arkavia SPA”) to sell 100% of the outstanding shares of our wholly owned subsidiary Ocean Point Equities, Inc., in exchange for 194,267 shares of our common stock owned by the owners of Southford Equities, Inc. and nominal cash consideration ($1.00 dollar).

On July 1, 2024, we entered into a stock purchase agreement with CT Group, LP, Datadeck LP, Woodface, LP, VMT Technologies, LP and Quijote Ventures, LP (the “CUATROi SPA”) to sell 100% of the outstanding shares of our wholly owned subsidiaries Servicios Informaticos CUATROi SpA, Comercializadora CUATROi SpA, CUATROi Peru, SAC, and CUATROi SAS, in exchange for 135,795 shares of our common stock owned by the owners of CT Group, LP, Datadeck LP, Woodface, LP, VMT Technologies, LP and Quijote Ventures, LP and nominal cash consideration ($5.00 dollars).

On July 1, 2024, we entered into a stock purchase agreement with Itada Equities, Inc.. (the “NLT SPA”) to sell 100% of the outstanding shares of our wholly owned subsidiaries NLT Networks, S.P.A., NLT Technologias, Limitada, NLT Servicios Profesionales, S.P.A. and White and Blue Solutions, LLC., in exchange for 172,075 shares of our common stock owned by the owners of Itada Equities, Inc. and nominal cash consideration ($1.00 dollar).

Our Board of Directors approved the collective sales of our subsidiaries under each of the Arkavia SPA, CUATROi SPA, and NLT SPA. We classified the assets and liabilities to be disposed in connection with the Arkavia SPA, CUATROi SPA, and NLT SPA as held-for-sale which are measured at the lower of (i) the carrying value when we classified the disposal group as held-for-sale and (ii) the fair value of the disposal group, less costs to sell. The classification as held-for-sale was considered an event or change in circumstance which requires an assessment of the goodwill and intangible assets of the disposal group for impairment each reporting period until the disposal.

Proforma unaudited financial statements

The historical condensed consolidated financial statement has been adjusted to reflect factually supportable items that are directly attributable to the disposals based upon the Arkavia SPA, CUATROi SPA and NLT SPA, and, with respect to the unaudited pro forma statement of operations, are expected to have a continuing impact on the results of operations of the Company.

The unaudited pro forma financial statement has been prepared by CISO Global’s management in a manner consistent with the accounting policies adopted by the Company and are not necessarily indicative of the financial position or results of operations that would have been realized had the disposal been completed as of the dates indicated, nor are they meant to be indicative of the Company’s anticipated financial position or future results of operations that the Company will experience after the disposal.

The following unaudited proforma financial statement is based on, and should be read in conjunction with:

Our historical audited consolidated financial statements, related notes, and the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K as of and for the year ended December 31, 2023, filed on April 16, 2024.

CISO GLOBAL, INC. AND SUBSIDIARIES

UNAUDITED PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEAR ENDED DECEMBER 31, 2023

	As Reported (1)	Pro Forma Adjustments (2)	As Adjusted

Revenue:
Security managed services	$50,078,925	$19,769,415	$30,309,510
Professional services	6,979,832	3,348,203	3,631,629
Total revenue	57,058,757	23,117,618	33,941,139

Cost of revenue:
Security managed services	23,671,605	13,720,445	9,951,160
Professional services	900,582	306,334	594,248
Cost of payroll	21,613,207	5,621,147	15,992,060
Stock based compensation	4,823,829	-	4,823,829
Total cost of revenue	51,009,223	19,647,926	31,361,297
Total gross profit	6,049,534	3,469,692	2,579,842

Operating expenses:
Professional fees	3,695,187	484,562	3,210,625
Advertising and marketing	474,121	24,890	449,231
Selling, general and administrative	26,744,543	8,506,747	18,237,796
Stock based compensation	7,712,671	-	7,712,671
Impairment of goodwill	45,194,717	15,405,875	29,788,842
Total operating expenses	83,821,239	24,422,074	59,399,165

Loss from operations	(77,771,705)	(20,952,382)	(56,819,323)

Other income (expense):
Other income	(13,640)	(259,560)	245,920
Interest expense, net	(2,881,416)	(614,843)	(2,266,573)

Total other income (expense)	(2,895,056)	(874,403)	(2,020,653)

Loss before income taxes	(80,666,761)	(21,826,785)	(58,839,976)
Benefit from income taxes	(435,678)	(435,678)	-

Net loss	(80,231,083)	(21,391,107)	(58,839,976)
Foreign currency translation adjustment	257,930	257,930	-

Comprehensive loss	$(79,973,153)	$(21,133,177)	$(58,839,976)

Net loss per common share - basic and diluted	$(7.22)		$(5.29)

Weighted average shares outstanding - basic	11,117,316		11,117,316
Weighted average shares outstanding - diluted	11,117,316		11,117,316

(1)	As reported on the Company’s Annual Report on Form 10-K for the year-ended December 31, 2023.
(2)	Due to a change in strategy, management recommended and in July 2024 the Company’s Board of Directors approved the decision to divest of the LATAM subsidiaries.

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

Second Quarter 2024 Highlights

Our operating results for the six months ended June 30, 2024 included the following:

●	Total revenue decreased by $1.2 million to $15.8 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.
●	Total gross profit increased to $1.6 million for the six months ended June 30, 2024, as compared to ($0.2) million for the six months ended June 30, 2023.
●	Gross profit percentage increased to 10.4% for the six months ended June 30, 2024, as compared to (1.4%) for the six months ended June 30, 2023.
●	Improved our net loss from continuing operations to $10.5 million for the six months ended June 30, 2024, as compared to $50.4 million for the six months ended June 30, 2023.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

Our financial results for the three months ended June 30, 2024 are summarized as follows in comparison to the three months ended June 30, 2023:

	Three Months Ended June 30,
	2024	2023	Variance
Revenue:
Security managed services	$7,080,326	$7,564,288	$(483,962)
Professional services	632,225	920,306	(288,081)
Cybersecurity software	95,874	-	95,874
Total revenue	7,808,425	8,484,594	(676,169)

Cost of revenue:
Security managed services	2,334,703	2,717,462	(382,759)
Professional services	134,584	123,850	10,734
Cybersecurity software	28,264	-	28,264
Cost of payroll	3,176,818	3,814,030	(637,212)
Stock based compensation	1,200,147	1,697,181	(497,034)
Total cost of revenue	6,874,516	8,352,523	(1,478,007)
Total gross profit	933,909	132,071	801,838
Operating expenses:
Professional fees	311,194	521,204	(210,010)
Advertising and marketing	6,322	47,231	(40,909)
Selling, general, and administrative	3,605,280	4,731,090	(1,125,810)
Stock-based compensation	1,252,720	2,115,039	(862,319)
Impairment of goodwill	-	16,330,839	(16,330,839)
Total operating expenses	5,175,516	23,745,403	(18,569,887)

Loss from operations	(4,241,607)	(23,613,332)	19,371,725
Other income (expense):
Other income (expense)	(73,810)	197,147	(270,957)
Interest expense, net	(623,941)	(648,591)	24,650

Total other income (expense)	(697,751)	(451,444)	(246,307)

Loss before income taxes	$(4,939,358)	$(24,064,776)	$19,125,418

Revenue

Security managed services revenue decreased by $483,962, or 6%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to lower hardware and software sales.

Professional services revenue decreased by $288,081, or 31%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to lower customer projects.

Cybersecurity software revenue increased by $95,874, or 100%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to the initial launch of our suite of internally developed cybersecurity software products.

Expenses

Cost of Revenue

Security managed services cost of revenue decreased by $382,759, or 14%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to lower hardware and software sales.

Professional services cost of revenue increased by $10,734, or 9%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, due to our steady use of consultants.

Cybersecurity software cost of revenue increased by $28,264, or 100%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to the initial launch of our suite of internally developed cybersecurity software products.

Cost of payroll decreased by $637,212, or 17%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to headcount reductions.

Stock-based compensation expenses decreased by $497,034, or 29%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, due to outstanding option awards becoming fully vested, a decrease in the amount of new stock options awarded to our revenue generating employees, and the decline in our share price which produces a lower fair value of our option awards to recognize as stock-based compensation.

Operating Expenses

Professional fees decreased by $210,010, or 40%, for the three months ended June 30, 2024 as compared to three months ended June 30, 2023, due to a decrease in accounting, legal, and other professional fees incurred related to our periodic SEC filings and our efforts to raise additional capital.

Advertising and marketing expenses decreased by $40,909, or 87%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, due to utilization of more internal marketing resources.

Selling, general, and administrative expenses decreased by $1,125,810, or 24%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to our analysis of our carrying amount of intangible assets being impaired for the three months ended June 30, 2023, reductions in headcount, and lower costs for insurance and lease expenses for the three months ended June 30, 2024.

Stock based compensation expenses decreased by $862,319, or 41%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, due to outstanding option awards becoming fully vested, a decrease in the amount of new stock options awarded to our employees, and the decline in our share price which produces a lower fair value of our option awards to recognize as stock-based compensation.

Impairment of goodwill decreased by $16,330,839, or 100%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, due to our analysis of our carrying amount of goodwill being impaired in 2023.

Comparison of the Six Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

Our financial results for the six months ended June 30, 2024 are summarized as follows in comparison to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Variance
Revenue:
Security managed services	$14,238,959	$15,055,076	$(816,117)
Professional services	1,398,723	2,030,382	(631,659)
Cybersecurity software	196,157	-	196,157
Total revenue	15,833,839	17,085,458	(1,251,619)

Cost of revenue:
Security managed services	4,888,652	5,182,315	(293,663)
Professional services	290,164	253,788	36,376
Cybersecurity software	58,769	-	58,769
Cost of payroll	6,658,726	8,422,386	(1,763,660)
Stock based compensation	2,297,397	3,465,265	(1,167,868)
Total cost of revenue	14,193,708	17,323,754	(3,130,046)
Total gross profit	1,640,131	(238,296)	1,878,427
Operating expenses:
Professional fees	802,261	2,051,639	(1,249,378)
Advertising and marketing	32,760	153,621	(120,861)
Selling, general, and administrative	7,583,874	9,514,610	(1,930,736)
Stock-based compensation	2,359,742	5,744,014	(3,384,272)
Impairment of goodwill	-	31,776,820	(31,776,820)
Total operating expenses	10,778,637	49,240,704	(38,462,067)

Loss from operations	(9,138,506)	(49,479,000)	40,340,494
Other income (expense):
Other income (expense)	(34,918)	30,230	(65,148)
Interest expense, net	(1,373,766)	(906,198)	(467,568)

Total other income (expense)	(1,408,684)	(875,968)	(532,716)

Loss before income taxes	$(10,547,190)	$(50,354,968)	$39,807,778

Revenue

Security managed services revenue decreased by $816,117, or 5%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to lower hardware and software sales.

Professional services revenue decreased by $631,659, or 31%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to lower customer projects.

Cybersecurity software revenue increased by $196,157, or 100%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to the initial launch of our suite of internally developed cybersecurity software products.

Expenses

Cost of Revenue

Security managed services cost of revenue decreased by $293,663, or 6%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to lower hardware and software sales.

Professional services cost of revenue increased by $36,376, or 14%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, due to our increased use of consultants.

Cybersecurity software cost of revenue increased by $58,769, or 100%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to the initial launch of our suite of internally developed cybersecurity software products.

Cost of payroll decreased by $1,763,660, or 21%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to headcount reductions.

Stock-based compensation expenses decreased by $1,167,868, or 34%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, due to outstanding option awards becoming fully vested, a decrease in the amount of new stock options awarded to our revenue generating employees, and the decline in our share price which produces a lower fair value of our option awards to recognize as stock-based compensation.

Operating Expenses

Professional fees decreased by $1,249,378, or 61%, for the six months ended June 30, 2024 as compared to six months ended June 30, 2023, due to a decrease in accounting, legal, and other professional fees incurred related to our periodic SEC filings and our efforts to raise additional capital.

Advertising and marketing expenses decreased by $120,861, or 79%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, due to utilization of more internal marketing resources.

Selling, general, and administrative expenses decreased by $1,930,736, or 20%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to our analysis of our carrying amount of intangible assets being impaired for the six months ended June 30, 2023, reductions in headcount, and lower costs for insurance and lease expenses for the six months ended June 30, 2024.

Stock based compensation expenses decreased by $3,384,272, or 59%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, due to outstanding option awards becoming fully vested, a decrease in the amount of new stock options awarded to our employees, and the decline in our share price which produces a lower fair value of our option awards to recognize as stock-based compensation.

Impairment of goodwill decreased by $31,776,820, or 100%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, due to our analysis of our carrying amount of goodwill being impaired in 2023.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfying liabilities in the normal course of business. For the six months ended June 30, 2024, we incurred a net loss of $15,046,075 and negative cash flows from operations of $2,679,622 and expect to incur further losses through the end of 2024. In the report accompanying our financial statements for the year ended December 31, 2023, our independent registered public accounting firm stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so based on our recurring losses from operations and need to raise additional capital. These condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

As of June 30, 2024, we had $291,190,324 of available funding under our Shelf Registration Statement on From S-3 from which we may issue our securities to fund current and future operations, assuming there is adequate demand for our securities.

Working Capital Deficit

Our working capital deficit as of June 30, 2024 in comparison to our working capital deficit as of December 31, 2023, is summarized as follows:

	As of
	June 30,	December 31,
	2024	2023
Current assets	$3,938,782	$3,690,125
Current liabilities	22,986,489	13,094,693
Working capital deficit	$(19,047,707)	$(9,404,568)

The increase in current assets is primarily due to increases in our cash and cash equivalents from borrowings and collection of accounts receivable, offset by a decrease in accounts receivable due to the timing of receipt of customer payments. The increase in current liabilities is primarily due to our $5,000,000 related party convertible note coming due in March 2025 and net borrowings on our new line of credit and short-term borrowings of $3,628,473.

Cash Flows

Our cash flows for the six months ended June 30, 2024 in comparison to our cash flows for the six months ended June 30, 2023, can be summarized as follows:

	Six Months ended June 30,
	2024	2023
Net cash used in operating activities	$(2,679,622)	$(5,318,960)
Net cash used in investing activities	(83,095)	(148,866)
Net cash provided by financing activities	3,068,338	5,493,207
Effect of exchange rates on cash and cash equivalents	(59,214)	13,631
Increase in cash	$246,407	$39,012

Operating Activities

Net cash used in operating activities was $2,679,622 for the six months ended June 30, 2024 and was primarily due to cash used to fund a net loss of $15,046,075, adjusted for non-cash expenses in the aggregate of $9,898,579 and additional cash inflow by changes in the levels of operating assets and liabilities, primarily as a result of a decrease in accounts receivables, net, and an increase in deferred revenue. Net cash used in operating activities was $5,318,960 for the six months ended June 30, 2023 and was primarily due to cash used to fund a net loss of $64,170,352, adjusted for non-cash expenses in the aggregate of $55,321,005 and additional cash inflow by changes in the levels of operating assets and liabilities, primarily as a result of an increase in accounts receivable, prepaid and other current assets, deferred revenue and accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities of $83,095 for the six months ended June 30, 2024 was due to purchases of property and equipment. Net cash used in investing activities of $148,866 for the six months ended June 30, 2023 was due to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $3,068,338, which was primarily due to cash received from borrowings on our loans payable and lines of credit, net of debt issuance cost, of $6,694,412, offset by $3,781,021 in repayments of our loans payable and lines of credit. Net cash provided by financing activities for the six months ended June 30, 2023 was $5,493,207, which was primarily due to cash received from the sale of our common stock of $6,682,198, $2,122,522 in net proceeds from our loans payable, and $6,050,000 in proceeds from convertible notes payable, offset by aggregate repayments on loans payable and convertible notes payable of $9,847,980.

Based on our current business plan, we believe our cash balance as of the date of this filing, together with anticipated revenues and additional debt or equity financing, will be sufficient to meet our anticipated cash requirement for the near term. Upon obtaining additional debt of equity financing new investors may require that we take the Company private and no longer operate as a publicly traded company. However, there can be no assurance that the current business plan will be achievable. Such conditions raise substantial doubts about our ability to continue as a going concern for one year from the date the condensed consolidated financial statements are issued.

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

In order to improve our liquidity, in addition to reductions in overhead costs, we are actively pursuing additional debt and/or equity financing through discussions with investment bankers and private investors. There can be no assurance that we will be successful in our efforts to secure additional financing.

The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in the notes to our condensed consolidated financial statements included herein for the quarter ended June 30, 2024 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 16, 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as June 30, 2024, our disclosure controls and procedures were effective. This does not include an evaluation by our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case, defined in Item 408 of Regulation S-K).

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

CISO GLOBAL, INC.

By:	/s/ David G. Jemmett
David G. Jemmett
Chief Executive Officer
(Principal Executive Officer)
Date:	August 14, 2024

By:	/s/ Debra L. Smith
Debra L. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	August 14, 2024

