Form 10-Q
period 2024-09-30
CISO Global, Inc.
filed 2024-11-18
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 15, 2024, there were 11,821,866 shares of the registrant’s common stock outstanding.

CISO GLOBAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024 (unaudited)

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CISO GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023

ASSETS

Current Assets:
Cash and cash equivalents	$443,086	$241,643
Accounts receivable, net	1,893,094	2,800,209
Prepaid cost of revenue	174,930	244,698
Prepaid expenses and other current assets	264,572	205,919
Contract asset	223,011	197,656
Assets of business held for sale	-	22,600,715
Total Current Assets	2,998,693	26,290,840

Property and equipment, net	809,862	1,052,637
Right of use asset, net	583,104	762,228
Intangible assets, net	2,193,956	3,546,580
Goodwill	19,900,550	19,900,550
Prepaid cost of revenue, net of current portion	70,736	32,375
Other assets	70,173	70,173

Total Assets	$26,627,074	$51,655,383

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$9,664,060	$7,597,469
Deferred revenue	1,267,193	1,371,637
Lease liability	227,911	219,342
Loans payable	2,686,087	1,856,245
Line of credit	2,134,096	-
Convertible notes payable	2,050,000	2,050,000
Convertible notes payable, related party	5,000,000	-
Liabilities of business held for sale	-	16,666,096
Total Current Liabilities	23,029,347	29,760,789

Long-term Liabilities:
Deferred revenue, net of current portion	86,694	84,294
Loans payable, net of current portion	46,778	74,542
Convertible notes payable, related party	-	5,000,000
Lease liability, net of current portion	424,018	596,307

Total Liabilities	23,586,837	35,515,932

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.00001 par value; 300,000,000 shares authorized; 11,821,866 and 11,949,959 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	123	119
Preferred stock, $.00001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding on September 30, 2024 and December 31, 2023, respectively	-	-
Additional paid-in capital	180,076,826	172,837,842
Treasury stock, at cost (502,137 and zero shares)	(290,737)	-
Accumulated translation adjustment	(3,327)	1,320,177
Accumulated deficit	(176,742,648)	(158,018,687)
Total Stockholders’ Equity	3,040,237	16,139,451

Total Liabilities and Stockholders’ Equity	$26,627,074	$51,655,383

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenue:
Security managed services	$6,965,518	$7,659,301	$21,204,477	$22,714,377
Professional services	437,209	1,025,225	1,835,932	3,055,607
Cybersecurity software	108,570	-	304,727	-
Total revenue	7,511,297	8,684,526	23,345,136	25,769,984

Cost of revenue:
Security managed services	2,319,234	2,370,100	7,207,886	7,552,415
Professional services	84,947	191,795	375,111	445,583
Cybersecurity software	29,939	-	88,708	-
Cost of payroll	2,982,871	3,934,583	9,641,597	12,356,969
Stock based compensation	1,060,238	317,851	3,357,635	3,783,116
Total cost of revenue	6,477,229	6,814,329	20,670,937	24,138,083
Total gross profit	1,034,068	1,870,197	2,674,199	1,631,901

Operating expenses:
Professional fees	223,149	645,176	1,025,410	2,696,815
Advertising and marketing	1,339	116,314	34,099	269,935
Selling, general and administrative	3,083,920	4,395,127	10,667,794	13,909,737
Stock based compensation	1,244,664	677,231	3,604,406	6,421,245
Impairment of goodwill	-	-	-	31,776,820
Total operating expenses	4,553,072	5,833,848	15,331,709	55,074,552

Loss from operations	(3,519,004)	(3,963,651)	(12,657,510)	(53,442,651)

Other income (expense):
Other income (expense)	917,852	253,166	882,934	283,396
Interest expense, net	(1,237,301)	(621,925)	(2,611,067)	(1,528,123)

Total other income (expense)	(319,449)	(368,759)	(1,728,133)	(1,244,727)

Loss from continuing operations before income taxes	(3,838,453)	(4,332,410)	(14,385,643)	(54,687,378)
Benefit from income taxes	-	-	-	-
Loss from continuing operations	(3,838,453)	(4,332,410)	(14,385,643)	(54,687,378)
Gain/(loss) from discontinued operations, net of income taxes(1)	160,567	(1,174,853)	(4,338,318)	(14,990,237)

Net Loss	(3,677,886)	(5,507,263)	(18,723,961)	(69,677,615)
Foreign currency translation adjustment	(680)	(1,392,395)	(3,327)	228,331
Comprehensive loss	$(3,678,566)	(6,899,658)	(18,727,288)	$(69,449,284)

Net loss per common share - basic and diluted:
Continuing operations	$(0.33)	$(0.37)	$(1.20)	$(5.04)
Discontinued operations	0.01	(0.10)	(0.36)	(1.38)
	$(0.32)	$(0.47)	$(1.56)	$(6.42)

Weighted average shares outstanding - basic	11,693,367	11,809,741	12,001,220	10,856,255
Weighted average shares outstanding - diluted	11,693,367	11,809,741	12,001,220	10,856,255

(1)	Includes recognized loss on disposal of $3,189,232 for the nine months ended September 30, 2024

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (NOTE 2)

(Unaudited)

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Gain/(Loss)	Deficit	Total

Balance at January 1, 2024	11,949,959	$119	-	$-	$172,837,842	$-	$1,320,177	$(158,018,687)	$16,139,451

Stock based compensation - stock options	-	-	-	-	6,904,141	-	-	-	6,904,141
Stock based compensation - common stock	100,000	1	-	-	57,899	-	-	-	57,900
Stock issued for cash	126,688	2	-	-	154,945	-	-	-	154,947
Stock issued as lending discount	100,000	1	-	-	121,999	-	-	-	122,000
Stock adjustment after reverse stock split	47,356	-	-	-	-	-	-	-	-
Repurchase of treasury stock related to disposition of assets	-	-	-	-	-	(290,737)	-	-	(290,737)
Foreign currency translation	-	-	-	-	-	-	(3,327)	-	(3,327)
Reclassification of foreign currency translation to net loss	-	-	-	-	-	-	(1,320,177)	-	(1,320,177)
Net loss	-	-	-	-	-	-	-	(18,723,961)	(18,723,961)
Balance at September 30, 2024	12,324,003	$123	-	$-	$180,076,826	$(290,737)	$(3,327)	$(176,742,648)	$3,040,237

Balance at January 1, 2023	9,697,921	$97	-	$-	$153,170,351	$-	$1,062,247	$(77,787,604)	$76,445,091

Stock based compensation - stock options	-	-	-	-	9,190,027	-	-	-	9,190,027
Stock based compensation - common stock	233,333	2	-	-	733,498	-	-	-	733,500
Stock issued for cash	1,782,658	18	-	-	6,682,180	-	-	-	6,682,198
Exercise of options	69,378	1	-	-	491,852	-	-	-	491,853
Stock issued for SB Cyber acquisition	33,335	-	-	-	99,000	-	-	-	99,000
Foreign currency translation	-	-	-	-	-	-	228,331	-	228,331
Net loss	-	-	-	-	-	-	-	(69,677,615)	(69,677,615)
Balance at September 30, 2023	11,816,625	$118	-	$-	$170,366,908	$-	$1,290,578	$(147,465,219)	$24,192,385

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net loss	$(18,723,961)	$(69,677,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - stock options	6,904,141	9,190,027
Stock based compensation - common stock	57,900	733,500
Depreciation and amortization	1,949,506	2,411,989
Right of use amortization	179,124	165,291
Other	391,497	93,199
Impairment of intangible assets	-	3,116,039
Impairment of goodwill	-	41,038,172
Loss on assets held for sale	3,189,232	-
Gain on sale of vCISO	(1,000,000)	-
Changes in operating assets and liabilities:
Accounts receivable, net	2,367,571	1,689,837
Inventory	161,586	(66,296)
Contract assets	(25,355)	67,440
Prepaids and other current assets	166,631	(232,829)
Accounts payable and accrued expenses	667,381	4,650,420
Lease liability	(163,720)	(307,816)
Deferred revenue	295,741	424,144

Net cash used in operating activities	(3,582,726)	(6,704,498)

Cash flows from investing activities:

Cash acquired in acquisitions, net	-	30,430
Cash received from sale of vCISO	1,000,000	-
Purchases of property and equipment	(83,095)	(166,278)

Net cash provided by/(used in) investing activities	916,905	(135,848)

Cash flows from financing activities:
Proceeds from sale of common stock	154,947	6,682,198
Proceeds from stock option exercise	-	491,853
Proceeds from loan payable	4,273,823	4,448,641
Proceeds from convertible notes payable, related party	-	5,000,000
Proceeds from convertible note payable	-	1,050,000
Proceeds from lines of credit	2,564,589	173,477
Payment on lines of credit	(466,555)	(174,547)
Payment on loans payable	(4,277,125)	(9,206,420)
Payment of convertible note payable	-	(2,550,000)
Payment of debt issuance cost	(144,000)	(137,500)

Net cash provided by financing activities	2,105,679	5,777,702

Effect of exchange rates on cash and cash equivalents	(59,214)	(39)

Net decrease in cash and cash equivalents	(619,356)	(1,062,683)

Cash and cash equivalents - beginning of the period	1,062,442	1,833,163

Cash and cash equivalents - end of the period	$443,086	$770,480

Reconciliation of cash and cash equivalents to the condensed consolidated financial statements
Cash from continuing operations	$241,643	$1,404,075
Cash from discontinued operations	820,799	429,088
Total cash and cash equivalents, beginning of period	$1,062,442	$1,833,163

Cash from continuing operations	$443,086	$588,504
Cash from discontinued operations	-	181,976
Total cash and cash equivalents, end of period	$443,086	$770,480

Supplemental cash flow information:
Cash paid for:
Interest	$1,780,035	$2,904,020
Income taxes	$-	$-
Supplemental disclosure of non-cash transactions:
Operating lease assets obtained in exchange for operating lease obligations	$-	$733,782
Common stock issued in SB Cyber acquisition	$-	$99,000
Common stock issued as a lending discount	$122,000	$-

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for credit losses. We periodically assess our accounts and other receivables for collectability on a specific identification basis. We provide for allowances for credit losses based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. We write-off accounts receivable against the allowance for credit losses when a balance is determined to be uncollectible. As of September 30, 2024 and December 31, 2023, our allowance for credit losses was $178,477 and $219,141, respectively.

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

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For dilutive securities, all outstanding options and warrants are considered potentially outstanding common stock. The dilutive effect, if any, of stock options is calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents are anti-dilutive with respect to losses, the options, warrants and shares issuable upon conversion thereof have been excluded from our computation of net loss per common share for the three and nine months ended September 30, 2024 and 2023.

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

	September 30, 2024	September 30, 2023
Stock options	1,550,718	2,254,697
Warrants	49,614	49,614
Convertible debt	888,560	277,778
Total	2,488,892	2,582,089

Deferred Revenue

Deferred revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the services provided to our customers or annual licenses and is recognized as services are performed or ratably over the life of the license. We generally invoice customers in advance or in milestone-based installments.

Deferred revenue consisted of the following:

	September 30, 2024	December 31, 2023
Current:
Security managed services	$660,962	$578,941
Professional services	483,098	792,696
Cybersecurity software	123,133	-
Total deferred revenue - current	$1,267,193	$1,371,637
Long-term:
Security managed services	$86,694	$84,294
Total deferred revenue – long term	$86,694	$84,294

The increase in the deferred revenue balance is primarily driven by payments received in advance of satisfying our performance obligations, offset by $1,212,483 of revenue recognized during 2024, which was included in the deferred revenue balance as of December 31, 2023. The deferred revenue balance as of September 30, 2024 represents our remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized in revenue as follows:

	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Security managed services	$309,196	$364,770	$44,751	$20,563	$5,290	$3,086	$747,656
Professional services	483,098	-	-	-	-	-	483,098
Cybersecurity software	71,566	51,567	-	-	-	-	123,133
Total deferred revenue	$863,860	$416,337	$44,751	$20,563	$5,290	$3,086	$1,353,887

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

We utilize ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. We account for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At September 30, 2024, our net deferred tax asset has been fully reserved.

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

NOTE 3 – DISPOSITIONS

Latin America

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

On July 1, 2024, we entered into a stock purchase agreement with Itada Equities, Inc. (the “NLT SPA”) to sell 100% of the outstanding shares of our wholly owned subsidiaries NLT Networks, S.P.A., NLT Technologias, Limitada, NLT Servicios Profesionales, S.P.A. and White and Blue Solutions, LLC., in exchange for 172,075 shares of our common stock owned by the owners of Itada Equities, Inc. and nominal cash consideration ($1.00 dollar).

We committed to a formal plan to sell our former Latin America subsidiaries to focus on our US-based operations and development and marketing of our internally developed cybersecurity software. The operating results of our former Latin America subsidiaries are reported within discontinued operations on our condensed consolidated statements of operation through July 1, 2024. As a result of the sale, we recorded a loss on disposal of $4,338,318, which includes the release of associated accumulated translation adjustment from the net assets disposed of.

The following table reflects the major classes of assets and liabilities disposed of pursuant to the Arkavia SPA, CUATROi SPA and NLT SPA.

July 1, 2024

Cash and cash equivalents	$190,567
Accounts receivable, net	1,261,581
Inventory	52,511
Prepaid cost of revenue	3,315,675
Prepaid expenses and other assets	393,594
Property and equipment	2,209,044
Intangible assets, net	184,600
Goodwill	7,520,046
Total assets	$15,127,618

Accounts payable and accrued expenses	$6,557,367
Deferred revenue	3,948,982
Loans payable	3,489,242
Total liabilities	$13,995,591

The table below provides the total revenue and loss of the discontinued operations presented in our statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$-	$5,380,595	$8,387,171	$17,546,812

Cost of revenue	-	4,770,252	7,092,426	15,287,255
Operating expenses	-	1,265,951	2,097,362	16,939,183
Other expense	-	519,245	346,469	746,289
Loss from discontinued operations before income taxes	-	(1,174,853)	(1,149,086)	(15,425,915)
Benefit from income taxes	-	-	-	435,678
Gain/(loss) from assets held for sale, net of tax	160,567	-	(3,189,232)	-
Gain/(loss) from discontinued operations	$160,567	$(1,174,853)	$(4,338,318)	$(14,990,237)

Cash flows from operating activities of discontinued operations was $223,831 and $738,860 for the nine months ended September 30, 2024 and 2023, respectively.

Cash used in investing activities of discontinued operations was $83,095 and $77,932 for the nine months ended September 30, 2024 and 2023, respectively.

vCISO

In September 2024, we entered into an Intellectual Property Purchase Agreement in which we sold our wholly-owned subsidiary vCISO, LLC. (“vCISO”), for cash proceeds of $1,000,000. vCISO owns substantially all of our internally developed intellectual property currently marketed to our customers and also being developed for future deployment. As a condition of closing the Intellectual Property Purchase Agreement, we concurrently entered into a License-Back and Buy-Back Agreement which provides us with a perpetual, transferable and royalty-free license to use the intellectual property rights to sell such software to our customers. The license is exclusive for our use for the initial six months of this agreement. In exchange for these rights, we have agreed to continue development of the intellectual property at our own cost.

We also retain the right to buy back the intellectual property at a price of $1,500,000, if such right is exercised within six months from the date of the agreement, $1,750,000 if repurchased within six to twelve months, or at an agreed upon purchase price if repurchased after twelve months.

vCISO did not hold any assets or liabilities reported in our condensed consolidated financial statements, as a result, we recorded a $1,000,000 gain on the disposition of vCISO.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	September 30, 2024	December 31, 2023
Prepaid expenses	$226,348	$146,521
Prepaid insurance	38,224	59,398
Total prepaid expenses and other current assets	$264,572	$205,919

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2024	December 31, 2023
Computer equipment	$414,214	$414,214
Leasehold improvements	25,791	25,791
Furniture and fixtures	75,698	75,698
Software	879,642	879,642
	1,395,345	1,395,345
Less: accumulated depreciation	(585,483)	(342,708)
Property and equipment, net	$809,862	$1,052,637

Total depreciation expense was $79,481 and $46,992 for the three months ended September 30, 2024 and 2023, respectively and was $242,775 and $138,639 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

Goodwill

The following table summarizes the changes in goodwill during the nine months ended September 30, 2024:

Balance as of December 31, 2023
Goodwill	$71,525,609
Accumulated impairment losses	(51,625,059)
19,900,550

Balance September 30, 2024
Goodwill	71,525,609
Accumulated impairment losses	(51,625,059)
$19,900,550

Intangible Assets

Intangible assets, net are summarized as follows:

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$3,835,981	$(2,914,386)	$921,595
Customer base	572,048	(298,311)	273,737
Non-compete agreements	487,400	(485,198)	2,202
Intellectual property/technology	2,455,879	(1,459,457)	996,422
	$7,351,308	$(5,157,352)	$2,193,956

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$3,835,981	$(2,138,946)	$1,697,035
Customer base	572,048	(245,357)	326,691
Non-compete agreements	487,400	(450,181)	37,219
Intellectual property/technology	2,455,879	(970,244)	1,485,635
	$7,351,308	$(3,804,728)	$3,546,580

The weighted average remaining useful life of identifiable amortizable intangible assets is 2.32 years as of September 30, 2024.

Amortization of identifiable intangible assets for the three months ended September 30, 2024 and 2023 was $400,905 and $377,210, respectively, and $1,352,624 and $1,427,708 for the nine months ended September 30, 2024 and 2023, respectively.

Based on the balance of intangible assets at September 30, 2024, expected future amortization expense is as follows:

2024 (remainder of)	$391,740
2025	921,139
2026	709,464
2027	73,213
2028	49,200
Thereafter	49,200
$2,193,956

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following amounts:

	September 30, 2024	December 31, 2023
Accounts payable	$5,625,306	$4,766,294
Accrued payroll and bonuses	1,368,748	1,167,804
Accrued expenses	1,574,359	1,032,270
Accrued commissions	45,229	100,000
Indirect taxes payable	16,851	53,277
Accrued interest	1,033,567	477,824
Total accounts payable and accrued expenses	$9,664,060	$7,597,469

Note 8 – RELATED PARTY TRANSACTIONS

Independent Consulting Agreement with Stephen Scott

In July 2023, we entered into an Independent Consulting Agreement with Stephen Scott, a significant stockholder due to his beneficial ownership, to provide, on a non-exclusive basis, advisory and consulting services relating to our strategic and business development, intellectual property development, banking relationships, and strategic M&A for a period of one year. Mr. Scott will receive a consulting fee of $15,000 per month for such services under the terms of this agreement. During the three months ended September 30, 2024 and 2023, we paid consulting fees to Mr. Scott in the amount of $45,000 and $45,000, respectively, and $135,000 and $114,000 during the nine months ended September 30, 2024 and 2023, respectively.

Managed Services Agreement with Hensley Beverage Company – Related Party

In July 2021, we entered into a 1-year Managed Services Agreement with Hensley Beverage Company to provide secured managed services. We also may be engaged by Hensley Beverage Company from time to time to provide other related services outside the scope of the Managed Services Agreement. While the agreement provides for a term through December 31, 2021, the agreement will continue until terminated by either party. For the three months ended September 30, 2024 and 2023, we received $385,998 and $416,058, respectively, and for the nine months ended September 30, 2024 and 2023, we received $1,561,911 and $923,150, respectively, from Hensley Beverage Company for contracted services, and had an outstanding receivable balance of zero and $176,944 as of September 30, 2024 and December 31, 2023, respectively. The payments received during the nine months ended September 30, 2024, included a payment of $543,743 for future services, of which $193,734 remains outstanding. Andy McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company, d/b/a Hensley Beverage Company.

Convertible Note Payable with Hensley & Company

In March 2023, we issued an unsecured convertible note to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest is due on March 20, 2025. At any time prior to or on the maturity date, Hensley & Company is permitted to convert all or any portion of the outstanding principal amount and all accrued but unpaid interest thereon into shares of our common stock at a conversion price of $18.00 per share. During the three months ended September 30, 2024 and 2023, we recorded interest expense of $125,000, and during the nine months ended September 30, 2024 and 2023, we recorded interest expense of $375,000 and $263,888, respectively. As of September 30, 2024 and December 31, 2023, we had accrued interest of $763,888 and $388,888, respectively. Mr. McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company.

Note 9 – STOCKHOLDERS’ EQUITY

Options

We granted stock options vesting solely upon the continued service of the recipient. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the required service period of each award.

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	2,105,168	$31.63	-	-
Granted	33,953	1.68	-	-
Exercised	-	-	-	-
Expired or cancelled	(588,403)	15.30	-	-
Outstanding at September 30, 2024	1,550,718	$36.95	4.60	$23,326
Exercisable at September 30, 2024	1,243,493	$36.73	3.87	$23,326

Total compensation expense related to the options was $2,247,002 and $554,249 for the three months ended September 30, 2024 and 2023, respectively, and $6,904,141 and $9,190,027 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was future compensation expense of $8,179,967 with a weighted average recognition period of 1.17 years related to the options.

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2024 was zero. The total intrinsic value of options exercised during the three and nine months ended September 30, 2024, was zero.

During the nine months ended September 30, 2024, 257,811 options vested, net of forfeitures.

Warrant Activity Summary

The following table summarizes warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	49,614	$17.56	4.12	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at September 30, 2024	49,614	$17.56	3.37	$-
Exercisable at September 30, 2024	49,614	$17.56	3.37	$-

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

As of September 30, 2024 and December 31, 2023, our accrual for estimated indirect tax liabilities was $16,851 and $53,277, respectively, reflecting our best estimate of the potential liability based on an analysis of our business activities, revenues subject to indirect taxes, and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation, or settlements could be materially different than the amounts established for indirect tax contingencies.

Warranties

Our services are generally warranted to deliver and operate in a manner consistent with general industry standards that are reasonably applicable and materially conform with our documentation under normal use and circumstances.

We offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a security breach. We have entered into an insurance policy to cover our potential liability arising from this limited warranty arrangement. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the unaudited condensed consolidated financial statements as of September 30, 2024 and December 31, 2023.

In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid.

NOTE 11 – LOANS PAYABLE AND LINES OF CREDIT

Loans Payable

Loans payable was as follows:

	Interest Rate	Maturities	September 30, 2024	December 31, 2023

Term loans	4.00% – 71.55%	2024 - 2027	$2,732,865	$1,930,787
Less, current portion			(2,686,087)	(1,856,245)
Long term loans payable			$46,778	$74,542

Term Loans

Various subsidiaries in the United States are borrowers under certain term loans. These term loans require monthly principal and interest payments. These term loans are secured by various assets owned by our subsidiaries. We recorded aggregate interest expense on these term loans of $1,563 and $8,536 for the three months ended September 30, 2024 and 2023, respectively, and $5,558 and $47,015 for the nine months ended September 30, 2024 and 2023, respectively. Accrued interest as of September 30, 2024 and December 31, 2023 was zero. The aggregate effective interest rate of the term loans is 5.70%.

In November 2023, we entered into a business loan and security agreement with LendSpark Corporation, pursuant to which we obtained a loan with a principal amount of $2,200,000 and paid an origination fee of $44,000. The business loan bears interest at a rate of 53.44% per annum and is payable in 52 weekly installments of $53,731. We may prepay the loan in whole or in part, but partial repayments do not reduce the total interest payable on the loan, of $594,000. The business loan is secured by all of the assets of our US subsidiaries. The proceeds of the loan were used to repay in full the amount owned under our cash advance agreements that we entered into in March and August 2023. For the three and nine months ended September 30, 2024, we recorded interest expense of zero and $564,529, respectively.

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

In connection with Restructured Loan, we entered into a Fee Agreement (the “Fee Agreement”) with the Lender pursuant to which we issued 100,000 shares of our common stock, par value $0.00001 per share (the “Shares”) as partial consideration for the Lender’s agreement to enter into the Loan Agreement and extend credit to us. The Fee Agreement contains customary representations, warranties, agreements and obligations of the parties. For the three and nine months ended September 30, 2024, we recorded interest expense of $230,904 and $535,574, respectively.

In June 2024, we entered into a Subordinated Business Loan and Security Agreement with Agile Capital Funding, LLC (“Agile”), pursuant to which we obtained a loan with a principal amount of $2,000,000 plus an administrative agent fee paid of $100,000. The Subordinated Business Loan bears an effective interest rate of 147.82% per annum and is payable in 30 weekly installments. The first 4 installments due were $75,000 followed by 26 installments of $103,154. We may prepay the Subordinated Business Loan in whole or in part, but partial repayments do not reduce the total interest payable on the Subordinated Business Loan of $882,000. For the three and nine months ended September 30, 2024, we recorded interest expense of $694,128.

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

We used proceeds from the Loan and Security Agreement to repay our business loan entered into November 2023 and may use for general corporate purposes, which includes working capital, capital expenditures, and repayment of debt. For the three and nine months ended September 30, 2024, we recorded interest expense of $117,905 and $272,565, respectively. Accrued interest as of September 30, 2024 was zero.

Convertible Notes Payable

In March 2023, we issued an unsecured convertible note to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest is due on March 20, 2025. At any time prior to or on the maturity date, Hensley & Company is permitted to convert all or any portion of the outstanding principal amount and all accrued but unpaid interest thereon into shares of our common stock at a conversion price of $18.00 per share. During the three months ended September 30, 2024 and 2023, we recorded interest expense of $125,000, and during the nine months ended September 30, 2024 and 2023, we recorded interest expense of $375,000 and $263,888, respectively. As of September 30, 2024 and December 31, 2023, we had accrued interest of $763,888 and $388,888, respectively. Mr. McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company.

In June 2023, we issued an unsecured convertible note in the principal amount of $1,050,000 bearing an interest rate of 10.00% per annum payable monthly. The principal amount, together with accrued and unpaid interest is due on June 7, 2024. At any time prior to or on the maturity date the holder is permitted to convert all of the outstanding principal amount into 4.20% of the authorized units of our then wholly owned subsidiary vCISO, LLC. We recorded interest expense of $34,349 and $27,603 for the three months ended September 30, 2024 and 2023, and $82,809 and $33,083 for the nine months ended September 30, 2024 and 2023, respectively. Accrued interest as of September 30, 2024 and December 31, 2023 was $144,763 and $61,954, respectively.

In June 2024, we entered into Amendment #1 to extend the maturity date of the $1,050,000 unsecured convertible note to December 15, 2024. In exchange for an extension of the maturity date, we agreed to repay on September 30, 2024, all accrued, but unpaid interest as of June 30, 2024 on the convertible note. All remaining accrued, but unpaid interest will be due at maturity on December 15, 2024.

In October 2023, we issued an unsecured convertible note in the principal amount of $1,000,000 bearing an interest rate of 12.00% per annum payable monthly. The principal amount, together with accrued and unpaid interest is due on October 12, 2024. At any time prior to or on the maturity date the holder is permitted to convert all of the outstanding principal amount into shares of our common stock at a conversion price of $1.7595 per share ($0.1173 on a pre-reverse split basis). We recorded interest expense of $33,476 and $96,791 for the three and nine months ended September 30, 2024. Accrued interest as of September 30, 2024 and December 31, 2023 was $123,774 and $26,983, respectively.

In June 2024, we entered into Amendment #1 to extend the maturity date of the $1,000,000 unsecured convertible note to December 15, 2024. In exchange for an extension of the maturity date, we agreed to repay on September 30, 2024, all accrued, but unpaid interest as of June 30, 2024 on the convertible note. All remaining accrued, but unpaid interest will be due at maturity on December 15, 2024.

Future minimum payments under the above loans payable and convertible notes payable due as of September 30, 2024 were as follows:

2024 (remainder of)	$3,753,028
2025	8,208,945
2026	33,495
2027	3,615
Total future minimum payments	11,999,083
Less: discount	(82,122)
11,916,961
Less: current	(11,870,183)
$46,778

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

When measuring lease liabilities for leases that were classified as operating leases, we discounted lease payments using our estimated incremental borrowing rate at commencement date of each lease. The weighted average incremental borrowing rate applied was 10.10%. As of September 30, 2024, our leases had a remaining weighted average term of 3.12 years.

Operating leases are included in the unaudited condensed consolidated balance sheets as follows:

	Classification	September 30, 2024	December 31, 2023
Lease assets
Operating lease cost ROU assets	Assets	$583,104	$762,228
Total lease assets		$583,104	$762,228

Lease liabilities
Operating lease liabilities, current	Current liabilities	$227,911	$219,342
Operating lease liabilities, non-current	Liabilities	424,018	596,307
Total lease liabilities		$651,929	$815,649

The components of lease costs, which are included in loss from operations in our unaudited condensed consolidated statements of operations, were as follows:

	Nine Months Ended September 30,
	2024	2023
Leases costs
Operating lease costs	$221,758	$196,642
Short term lease cost	36,001	78,307
Total lease costs	$257,759	$274,949

Future minimum payments under non-cancellable leases for operating leases for the remaining terms of the leases following the nine months ended September 30, 2024 were as follows:

Fiscal Year	Operating Leases
2024 (remainder of)	$74,624
2025	252,513
2026	199,177
2027	205,145
2028	51,896
Total future minimum lease payments	783,355
Amount representing interest	(131,426)
Present value of net future minimum lease payments	$651,929

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

NOTE 14 – GEOGRAPHIC INFORMATION

All of our revenue and property and equipment from continuing operations is located within the U.S.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Total AOCI

Balance as of December 31, 2023	$1,320,177	$1,320,177
Other comprehensive income	(3,327)	(3,327)
Amounts reclassified from AOCI(1)	(1,320,177)	(1,320,177)
Balance as of September 30, 2024	$(3,327)	$(3,327)

(1)	Amount reclassified to gain/(loss) from discontinued operations, net of income taxes on the condensed consolidated statements of operations and comprehensive loss.

NOTE 16 – SUBSEQUENT EVENTS

On November 4 and 12, 2024, we received payments of $105,000 and $600,000, respectively, for future services from Hensley Beverage Company, a related party.

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

Third Quarter 2024 Highlights

Our operating results for the nine months ended September 30, 2024 included the following:

●	Total revenue decreased by $2.4 million to $23.3 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.
●	Total gross profit increased to $2.7 million for the nine months ended September 30, 2024, as compared to $1.6 million for the nine months ended September 30, 2023.
●	Gross profit percentage increased to 11% for the nine months ended September 30, 2024, as compared to 6% for the nine months ended September 30, 2023.
●	Improved our net loss from continuing operations to $12.7 million for the nine months ended September 30, 2024, as compared to $53.4 million for the nine months ended September 30, 2023.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

Our financial results for the three months ended September 30, 2024 are summarized as follows in comparison to the three months ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023	Variance
Revenue:
Security managed services	$6,965,518	$7,659,301	$(693,783)
Professional services	437,209	1,025,225	(588,016)
Cybersecurity software	108,570	-	108,570
Total revenue	7,511,297	8,684,526	(1,173,229)

Cost of revenue:
Security managed services	2,319,234	2,370,100	(50,866)
Professional services	84,947	191,795	(106,848)
Cybersecurity software	29,939	-	29,939
Cost of payroll	2,982,871	3,934,583	(951,712)
Stock based compensation	1,060,238	317,851	742,387
Total cost of revenue	6,477,229	6,814,329	(337,100)
Total gross profit	1,034,068	1,870,197	(836,129)
Operating expenses:
Professional fees	223,149	645,176	(422,027)
Advertising and marketing	1,339	116,314	(114,975)
Selling, general, and administrative	3,083,920	4,395,127	(1,311,207)
Stock-based compensation	1,244,664	677,231	567,433
Impairment of goodwill	-	-	-
Total operating expenses	4,553,072	5,833,848	(1,280,776)

Loss from operations	(3,519,004)	(3,963,651)	444,647
Other income (expense):
Other income (expense)	917,852	253,166	664,686
Interest expense, net	(1,237,301)	(621,925)	(615,376)

Total other income (expense)	(319,449)	(368,759)	49,310

Loss before income taxes	$(3,838,453)	$(4,332,410)	$493,957

Revenue

Security managed services revenue decreased by $693,783, or 9%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to lower hardware and software sales.

Professional services revenue decreased by $588,016, or 57%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to lower customer projects.

Cybersecurity software revenue increased by $108,570, or 100%, for the three months ended September 30, 2024 as compared to the September months ended September 30, 2023, primarily due to the initial launch of our suite of internally developed cybersecurity software products.

Expenses

Cost of Revenue

Security managed services cost of revenue decreased by $50,866, or 2%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to lower hardware and software sales.

Professional services cost of revenue decreased by $106,848, or 56%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, due to our decreased use of consultants.

Cybersecurity software cost of revenue increased by $29,939, or 100%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to the initial launch of our suite of internally developed cybersecurity software products.

Cost of payroll decreased by $951,712, or 24%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to headcount reductions.

Stock-based compensation expenses increased by $742,387, or 234%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, due to the timing of the recognition of the reversal of expense for option forfeited by former employees in 2023.

Operating Expenses

Professional fees decreased by $422,027, or 65%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, due to a decrease in accounting, legal, and other professional fees incurred related to our periodic SEC filings and our efforts to raise additional capital.

Advertising and marketing expenses decreased by $114,975, or 99%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, due to utilization of more internal marketing resources.

Selling, general, and administrative expenses decreased by $1,311,207, or 30%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to our analysis of our carrying amount of intangible assets being impaired for the three months ended September 30, 2023, reductions in headcount, and lower costs for insurance and lease expenses for the three months ended September 30, 2024.

Stock based compensation expenses increased by $567,433, or 84%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, due to the timing of the recognition of the reversal of expense for option forfeited by former employees in 2023.

Impairment of goodwill was zero for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, due to our analysis of our carrying amount of goodwill was not impaired in either period.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

Our financial results for the nine months ended September 30, 2024 are summarized as follows in comparison to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Variance
Revenue:
Security managed services	$21,204,477	$22,714,377	$(1,509,900)
Professional services	1,835,932	3,055,607	(1,219,675)
Cybersecurity software	304,727	-	304,727
Total revenue	23,345,136	25,769,984	(2,424,848)

Cost of revenue:
Security managed services	7,207,886	7,552,415	(344,529)
Professional services	375,111	445,583	(70,472)
Cybersecurity software	88,708	-	88,708
Cost of payroll	9,641,597	12,356,969	(2,715,372)
Stock based compensation	3,357,635	3,783,116	(425,481)
Total cost of revenue	20,670,937	24,138,083	(3,467,146)
Total gross profit	2,674,199	1,631,901	1,042,298
Operating expenses:
Professional fees	1,025,410	2,696,815	(1,671,405)
Advertising and marketing	34,099	269,935	(235,836)
Selling, general, and administrative	10,667,794	13,909,737	(3,241,943)
Stock-based compensation	3,604,406	6,421,245	(2,816,839)
Impairment of goodwill	-	31,776,820	(31,776,820)
Total operating expenses	15,331,709	55,074,552	(39,742,843)

Loss from operations	(12,657,510)	(53,442,651)	40,785,141
Other income (expense):
Other income (expense)	882,934	283,396	599,538
Interest expense, net	(2,611,067)	(1,528,123)	(1,082,944)

Total other income (expense)	(1,728,133)	(1,244,727)	(483,406)

Loss before income taxes	$(14,385,643)	$(54,687,378)	$40,301,735

Revenue

Security managed services revenue decreased by $1,509,900, or 7%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to lower hardware and software sales.

Professional services revenue decreased by $1,219,675, or 40%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to lower customer projects.

Cybersecurity software revenue increased by $304,727, or 100%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to the initial launch of our suite of internally developed cybersecurity software products.

Expenses

Cost of Revenue

Security managed services cost of revenue decreased by $344,529, or 5%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to lower hardware and software sales.

Professional services cost of revenue decreased by $70,472, or 16%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, due to our decreased use of consultants.

Cybersecurity software cost of revenue increased by $87,708, or 100%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to the initial launch of our suite of internally developed cybersecurity software products.

Cost of payroll decreased by $2,715,372, or 22%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to headcount reductions.

Stock-based compensation expenses decreased by $425,481, or 11%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, due to outstanding option awards becoming fully vested, a decrease in the amount of new stock options awarded to our revenue generating employees, the decline in our share price which produces a lower fair value of our option awards to recognize as stock-based compensation and the timing of the recognition of the reversal of expense for option forfeited by former employees in 2023.

Operating Expenses

Professional fees decreased by $1,671,405, or 62%, for the nine months ended September 30, 2024 as compared to nine months ended September 30, 2023, due to a decrease in accounting, legal, and other professional fees incurred related to our periodic SEC filings and our efforts to raise additional capital.

Advertising and marketing expenses decreased by $235,836, or 87%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, due to utilization of more internal marketing resources.

Selling, general, and administrative expenses decreased by $3,241,943, or 23%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to our analysis of our carrying amount of intangible assets being impaired for the nine months ended September 30, 2023, reductions in headcount, and lower costs for insurance and lease expenses for the nine months ended September 30, 2024.

Stock based compensation expenses decreased by $2,816,839, or 44%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, due to outstanding option awards becoming fully vested, a decrease in the amount of new stock options awarded to our employees, the decline in our share price which produces a lower fair value of our option awards to recognize as stock-based compensation and the timing of the recognition of the reversal of expense for option forfeited by former employees in 2023.

Impairment of goodwill decreased by $31,776,820, or 100%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, due to our analysis of our carrying amount of goodwill being impaired in 2023.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfying liabilities in the normal course of business. For the nine months ended September 30, 2024, we incurred a net loss of $18,723,961 and negative cash flows from operations of $3,582,726 and expect to incur further losses through the end of 2024. In the report accompanying our financial statements for the year ended December 31, 2023, our independent registered public accounting firm stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so based on our recurring losses from operations and need to raise additional capital. These condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

As of September 30, 2024, we had $291,190,324 of available funding under our Shelf Registration Statement on Form S-3 from which we may issue our securities to fund current and future operations, assuming there is adequate demand for our securities.

Working Capital Deficit

Our working capital deficit as of September 30, 2024 in comparison to our working capital deficit as of December 31, 2023, is summarized as follows:

	As of
	September 30,	December 31,
	2024	2023
Current assets	$2,998,693	$3,690,125
Current liabilities	23,029,347	13,094,693
Working capital deficit	$(20,030,654)	$(9,404,568)

The increase in current assets is primarily due to increases in our cash and cash equivalents from borrowings and collection of accounts receivable, offset by a decrease in accounts receivable due to the timing of receipt of customer payments. The increase in current liabilities is primarily due to our $5,000,000 related party convertible note coming due in March 2025, additional borrowings under short-term credit facilities and on our new line of credit, and an increase in accounts payable and accrued expenses.

Cash Flows

Our cash flows for the nine months ended September 30, 2024 in comparison to our cash flows for the nine months ended September 30, 2023, can be summarized as follows:

	Nine Months ended September 30,
	2024	2023
Net cash used in operating activities	$(3,582,726)	$(6,704,498)
Net cash provided by/(used in) investing activities	916,905	(135,848)
Net cash provided by financing activities	2,105,679	5,777,702
Effect of exchange rates on cash and cash equivalents	(59,214)	(39)
Decrease in cash	$(619,356)	$(1,062,683)

Operating Activities

Net cash used in operating activities was $3,582,726 for the nine months ended September 30, 2024 and was primarily due to cash used to fund a net loss of $18,723,961, adjusted for non-cash expenses in the aggregate of $12,671,400 and additional cash inflow by changes in the levels of operating assets and liabilities, primarily as a result of a decrease in accounts receivables, net, and an increase in deferred revenue. Net cash used in operating activities was $6,704,498 for the nine months ended September 30, 2023 and was primarily due to cash used to fund a net loss of $69,677,615, adjusted for non-cash expenses in the aggregate of $56,748,217 and additional cash inflow by changes in the levels of operating assets and liabilities, primarily as a result of a decrease in accounts receivable and increases in deferred revenue and accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities of $916,905 for the nine months ended September 30, 2024 was primarily due to the sale of our subsidiary vCISO. Net cash used in investing activities of $135,848 for the nine months ended September 30, 2023 was due to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $2,105,679, which was primarily due to cash received from borrowings on our loans payable and lines of credit, net of debt issuance cost, of $6,694,412, offset by $4,743,680 in repayments of our loans payable and lines of credit. Net cash provided by financing activities for the nine months ended September 30, 2023 was $5,777,702, which was primarily due to cash received from the sale of our common stock of $6,682,198, $4,448,641 in net proceeds from our loans payable, and $6,050,000 in proceeds from convertible notes payable, offset by aggregate repayments on loans payable and convertible notes payable of $11,756,420.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in the notes to our condensed consolidated financial statements included herein for the quarter ended September 30, 2024 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 16, 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as September 30, 2024, our disclosure controls and procedures were effective. This does not include an evaluation by our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2024, we issued 100,000 shares of our common stock to Hudson Global Ventures, LLC as consideration for consulting services.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case, defined in Item 408 of Regulation S-K).

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

CISO GLOBAL, INC.

By:	/s/ David G. Jemmett
David G. Jemmett
Chief Executive Officer
(Principal Executive Officer)
Date:	November 18, 2024

By:	/s/ Debra L. Smith
Debra L. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	November 18, 2024

