Form 10-K
period 2024-12-31
CISO Global, Inc.
filed 2025-03-31
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024) was $3,564,332.

The registrant had 16,458,933 shares of common stock outstanding as of March 24, 2025.

CISO GLOBAL, INC.

2024 FORM 10-K ANNUAL REPORT

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

Forward-looking statements made in this Annual Report on Form 10-K include statements about:

●	our strategy includes acquisitions, direct hiring, and employee incentivizing through stock options to ensure retention;
●	our ability to become trusted advisors, providing tailored, product-agnostic cybersecurity solutions that align with our clients’ security needs, financial realities, and strategic goals;
●	our ability to expand our service scope and geographical reach by acquiring top cybersecurity talent;
●	our ability to provide our clients with a diverse, world-class team of experts capable of providing technology-agnostic solutions — essential in an industry plagued by a shortage of experience professionals;
●	our ability to position us ahead of competitors and traditional in-house security teams;
●	our strategy drives scalable growth, strengthens recurring revenue streams, and positions us as a leader in a market facing a critical cybersecurity talent shortage;
●	our ability to build a world-class technology team with industry specific expertise;
●	our ability to acquire top cybersecurity talent to expand our services and geographical footprint, reinforcing our ability to delivery exceptional results for our clients;
●	our ability to stay ahead of emerging threats and regulatory changes, ensuring our clients’ safety, compliance, and success — with our priority software serving as a vital tool to support ongoing security, compliance, and operational excellence;
●	the expected growth of the cybersecurity market;
●	our ability to capitalize on the rapidly expanding strategic market;
●	our ability to offer end-to-end cybersecurity services with substantial opportunities for sustained growth and value creation;
●	our ability to serve clients across diverse sectors allows us to strategically drive revenue growth through cross-selling and upselling high-value services;
●	our belief that we have cultivated an extensive network of partners, supported by comprehensive training, enablement resources, and marketing content — ensuring reliable new client acquisition and recurring revenue streams;
●	our belief that our proprietary technologies and intellectual property provide a competitive edge, enabling deeper penetration into existing accounts, expansion into new markets, and enhanced partner collaboration opportunities;
●	our belief that we have positioned ourselves for scalable, long-term success;
●	the evolving cybersecurity landscape presents a dynamic, high-growth market ripe with opportunity;
●	our belief that our proven mergers and acquisitions track record, expansive client base, channel-first approach, and intellectual property driven innovation uniquely position us for scalable growth and market leadership;
●	our ability to remain steadfast in our commitment to innovation and operational excellence — empowering organizations to stay resilient and secure in an increasingly complex digital ecosystem and our belief that this strategic approach ensures sustained value creation for our stockholders, partners, and investors alike;
●	our ability to be a trusted partner when others fail;
●	our intent to build upon strategic acquisitions, develop proprietary intellectual property, and focus on scalable growth;
●	our ability to leverage our expertise and advance technology offerings to drive both organic growth and market expansion, thereby creating value for our investors;
●	our ability to leverage synergies from our historical acquisitions to expand service offerings to existing clients;
●	our belief that we have significant opportunities for cross-selling and upselling, despite having only penetrated approximately 20% of our 450 clients, which presents a substantial revenue growth opportunity as we expand our service offerings across our client base;
●	our growing network of partnerships enhances our ability to acquire new clients while fostering long-term relationships with existing ones;
●	a key element of Phase II is the development of proprietary intellectual property that addresses the evolving cybersecurity challenges facing enterprises which is foundational to our offerings, and providing differentiated solutions that drive effectiveness, resilience, and advance threat mitigation for our clients;
●	the shift toward fueling organic growth through commercialization and scaling of our proprietary intellectual property;
●	our ability to accelerate growth through product-led strategies, optimizing the user experience and enabling hands-free purchasing via digital interfaces that will allow us to expand our client base while reducing the demand on our services team, driving efficiency and scalability;
●	our ability to increase revenue and operating margins concurrently as we expand our technology offerings;
●	our belief that the scalability of our intellectual property driven solutions positions us to capture a larger share of the cybersecurity market while maintaining high levels of profitability;
●	our ability to deliver sustainable, long-term growth while continuing to provide our clients with best-in-class cybersecurity solutions;
●	our belief that our continued investment in intellectual property and innovative technologies will be key drivers of value creation for our investors as we scale our business and expand our market presence;
●	we anticipate encountering new competitors as we strategically expand into adjacent markets, thereby increasing our total addressable market;
●	our belief that our competitive positioning is strengthened by several key differentiators;
●	our belief that our intellectual property portfolio is a critical component of our competitive advantage and long-term business strategy;
●	we are committed to expanding and strengthening our intellectual property portfolio to support our products, services, research and development efforts, and other strategic initiatives;
●	we intend to pursue additional intellectual property protections to enhance our market position and safeguard our technology where appropriate and financially prudent;
●	we anticipate increased competition and the potential for third parties to develop solutions that may attempt to replicate or infringe upon our proprietary technologies as we continue to grow and achieve greater marker visibility;
●	our ability to continually attract, hire, and retain top-tier talent, particularly within out senior management, engineering, and technical teams;
●	our ability to secure skilled personnel as a leader in the highly competitive cybersecurity industry is essential to maintaining our position at the forefront of innovation and incident response;
●	our ability to expand our client base and increase consolidated revenue through strategic acquisitions and seamless integration of businesses offering complementary cybersecurity services; and
●	our ability to expand operations in emerging markets, particularly in regions such as South America and Europe.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2024, any of which may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks may cause our or our industry’s actual results, levels of activity, or performance to be materially different from any future results, levels of activity, or performance expressed or implied by these forward-looking statements.

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

Our Business

General

Our company is a leading cybersecurity, compliance, and software firm composed of highly trained and seasoned security professionals. We collaborate with clients to enhance or establish a stronger cybersecurity posture within their organizations. Cybersecurity, also referred to as computer or information technology security, protects computer systems and networks from data breaches, hardware damage, software compromise, and service disruptions.

The cybersecurity industry faces a significant supply and demand imbalance, with greater demand for services than the market can supply in terms of expert, seasoned compliance and cybersecurity professionals. To address this, we prioritize identifying, attracting, and retaining top cybersecurity and compliance talent. Our strategy includes acquisitions, direct hiring, and employee incentivization through stock options to ensure retention. We continuously seek culturally aligned cyber talent that offers operational leverage through existing revenue streams and customer relationships.

We have invested in enterprise solutions, executive leadership, and our proprietary software to integrate our acquisitions into a unified ecosystem. This ecosystem fosters cross-pollination of solutions, promoting additional revenue opportunities and enhancing recurring revenue. By emphasizing a security-aware workforce culture, we aim to become trusted advisors, providing tailored, product-agnostic cybersecurity solutions that align with our clients’ security needs, financial realities, and strategic goals.

Our comprehensive cybersecurity services span compliance, cybersecurity, and culture. These services include compliance consulting, secured managed services, Security Operations Center (SOC) services, virtual Chief Information Security Officer (vCISO) services, incident response, certified forensics, technical assessments, and cybersecurity training. We believe culture forms the foundation of successful cybersecurity programs. To support this, we have developed MCCP+ (“Managed Compliance & Cybersecurity Provider + Culture”), a holistic solution combining all four pillars under one roof, delivered by a dedicated team of subject matter experts. Our proprietary software further enhances this offering by streamlining compliance management, threat detection, and response capabilities, ensuring a faster and more effective security posture for our clients.

We differentiate ourselves through a technology-agnostic approach and a relentless focus on acquiring high-demand cybersecurity talent, expanding both service capabilities and global reach. Paired with our proprietary CISO software, which enhances threat visibility and accelerates incident response, we deliver unparalleled value to clients — surpassing competitors and traditional in-house security models. This strategy drives scalable growth, strengthens recurring revenue streams, and positions us as a leader in a market facing a critical cybersecurity talent shortage.

Our integrated service model enhances revenue capture and operational efficiency, resulting in improved profitability and stronger client retention. Clients benefit from streamlined engagements with a single provider addressing a broad range of needs, leading to faster problem resolution and superior outcomes compared to multi-vendor approaches. This fosters long-term client partnerships.

We further differentiate ourselves through our staffing model: our employees are dedicated partners, not consultants, available under recurring monthly contracts. This structure helps mitigate the challenges associated with hiring experienced cybersecurity professionals. By integrating our team of industry and subject matter experts into clients’ operations — supported by our proprietary software — we offer a robust, embedded cybersecurity solution that continuously adapts to evolving threats.

Our technology-agnostic stance allows us to work seamlessly with any business, regardless of existing systems or tools. Clients retain the flexibility to select the best technologies for their needs without impacting their relationship with us.

Building a world-class technology team with industry-specific expertise remains a cornerstone of our strategy. We will continue acquiring top cybersecurity talent to expand our services and geographical footprint, reinforcing our ability to deliver exceptional results for clients. Our goal remains to stay ahead of emerging threats and regulatory changes, ensuring our clients’ safety, compliance, and success — with our proprietary software serving as a vital tool to support ongoing security, compliance, and operational excellence.

Cybersecurity Landscape: A Market Poised for Growth

As global connectivity accelerates, cyberattacks have emerged as one of the most pressing threats to enterprise and personal data, driving unprecedented economic losses. Cybersecurity Ventures projects global damages from cybercrime to reach $10.5 trillion annually by 2025. Ransomware remains one of the fastest-growing attack types, with incidents expected to occur every two seconds, inflicting an estimated $265 billion in annual damages by 2031 — a dramatic rise from $20 billion and an attack every 11 seconds in 2021.

In parallel, an Accenture survey reports that 68% of business leaders perceive increasing cybersecurity risks. Reflecting this urgency, global cybersecurity spending is forecasted to surpass $1.75 trillion cumulatively between 2021 and 2025, with $459 billion allocated in 2025 alone. Despite this investment surge, the talent gap remains a critical constraint. According to The New York Times and Cybersecurity Ventures, 3.5 million cybersecurity roles remain unfilled — a disparity expected to persist through 2025.

Market Drivers: Regulation and Cyber Insurance

Heightened cyber risks have triggered a wave of regulatory reforms and tighter cyber insurance standards. Governments worldwide are enforcing more rigorous cybersecurity mandates, while insurers have raised premium costs and minimum underwriting criteria. This evolving landscape compels organizations to prioritize cybersecurity investments to maintain compliance, secure coverage, and safeguard their operations.

Strategic Market Leadership and Growth Potential

We are uniquely positioned to capitalize on this rapidly expanding market, offering end-to-end cybersecurity services with substantial opportunities for sustained growth and value creation. Key differentiators include:

●	Proven Acquisition Strategy: Through numerous strategic acquisitions, we have integrated top-tier talent and broadened our capabilities, creating a comprehensive service portfolio aligned with market demands.
●	Expansive Client Portfolio: Serving more than 475 clients across diverse sectors, we are strategically positioned to drive revenue growth through cross-selling and upselling high-value services.
●	Robust Channel and Partnership Ecosystem: We have cultivated an extensive network of partners, supported by comprehensive training, enablement resources, and marketing content — ensuring reliable new client acquisition and recurring revenue streams.
●	Innovation and Intellectual Property Development: Our proprietary technologies and intellectual property provide a competitive edge, enabling deeper penetration into existing accounts, expansion into new markets, and enhanced partner collaboration opportunities.

Investor Value Proposition: Positioned for Scalable, Long-Term Success

The evolving cybersecurity landscape presents a dynamic, high-growth market ripe with opportunity. As threats intensify and regulatory pressures mount, businesses require an agile, trusted cybersecurity partner. Our proven mergers and acquisitions track record, expansive client base, channel-first approach, and intellectual property-driven innovation uniquely position us for scalable growth and market leadership.

We remain steadfast in our commitment to innovation and operational excellence — empowering organizations to stay resilient and secure in an increasingly complex digital ecosystem. This strategic approach ensures sustained value creation for our stockholders, partners, and investors alike.

Cybersecurity Offerings

We offer a comprehensive suite of cybersecurity services to safeguard our clients’ digital assets and ensure compliance with applicable industry standards and regulations. Our offerings fall into three main categories: Security Managed Services, Professional Services, and Cybersecurity Software.

Security Managed Services

Our Security Managed Services deliver proactive, scalable, and resilient cybersecurity solutions tailored to meet evolving threat landscapes and regulatory requirements.

Compliance Services

We assist clients in implementing and maintaining appropriate security controls, prioritizing risk mitigation strategies, and ensuring continuous compliance with key industry frameworks and regulations, including the following:

●	Cybersecurity Maturity Model Certification (“CMMC”);
●	Federal Risk and Authorization Management Program (“FedRAMP”);
●	Federal Information Security Modernization Act (“FISMA”);
●	Health Insurance Portability and Accountability Act of 1996 (“HIPAA”);
●	Health Information Trust Alliance (“HITRUST”);
●	Import Export Code (“IEC”);
●	International Organization for Standardization (“ISO”); and
●	National Institute of Standards and Technology (“NIST”).

Our team of certified experts provides ongoing monitoring, assessment, and advisory services to help clients navigate the complexities of regulatory compliance and mitigate operational risks.

Cyber Defense Operation

Our U.S.-based, 24/7 SOC leverages advanced technology and expert analysis to provide real-time threat detection, response, and mitigation. Core capabilities include the following:

●	Managed Detection and Response (“MDR”);
●	Extended Detection and Response (“XDR”);
●	Security Information and Event Management (“SIEM”); and
●	Patch and Vulnerability Management.

These services support comprehensive threat visibility, rapid incident response, and continuous improvement of clients’ security postures, helping to minimize downtime and reduce the potential impact of cyberattacks.

Secured Managed Services

Our integrated Security Managed Services (“SMS”) offering combines a robust portfolio of cybersecurity capabilities, including the following:

●	Secure network architecture design and management;
●	Proprietary cybersecurity software solutions;
●	SOC-driven monitoring and response services;
●	Regulatory compliance support;
●	Incident remediation and recovery teams; and
●	Advanced firewall and perimeter security management.

Our experienced engineers and cybersecurity architects support clients with secure cloud migrations, infrastructure modernization, and tailored risk mitigation strategies — ensuring operational resilience and business continuity.

Professional Services

Our Professional Services division delivers comprehensive cybersecurity solutions designed to mitigate risk, enhance resilience, and protect organizational value.

Incident Response and Digital Forensics

Leveraging advanced threat intelligence and real-world adversarial techniques, our elite cybersecurity team specializes in swiftly identifying, containing, and eradicating cyberattacks. We conduct discreet, environment-wide investigations to assess breach scope, minimize operational disruption, and remediate persistent threats — positioning us as the trusted partner when others fail.

Security Testing and Training

We empower organizations to proactively strengthen their cyber defenses through rigorous security assessments, including red team and purple team penetration testing, simulated attack exercises, and specialized cybersecurity training. Our programs include industry-recognized certifications such as CMMC (Certified Cyber Professional and Cybersecurity Capability Assessment), CompTIA, and ISC2, driving measurable improvements in cybersecurity posture and regulatory readiness.

Cybersecurity Software

We offer a comprehensive suite of proactive cybersecurity software solutions designed to protect organizations from evolving cyber threats. Our offerings encompass advanced threat detection, proactive monitoring, and robust risk management to ensure enterprise security and compliance.

CISO Edge

CISO Edge is an AI-driven cloud security solution that provides comprehensive protection across cloud-first, hybrid, and remote environments. Purpose-built for large enterprises, government entities, and high-value networks, CISO Edge defends against sophisticated cyber threats, including ransomware and AI-powered exploits. Notably, during testing at the 2024 Black Hat USA and DEF CON 32 conferences, CISO Edge blocked over 87,000 cyberattacks in just six hours without a single breach.

CHECKLIGHT® Security Monitoring

CHECKLIGHT is a proactive security monitoring software that detects potential threats to endpoints and alerts users before attacks can take hold, thereby reducing the impact of breaches. It identifies malicious software such as phishing attacks, malware, ransomware, and viruses. Since its inception, CHECKLIGHT has maintained a record of detecting all breaches, providing organizations with confidence in their endpoint security.

Argo Security Management

Argo is a security management platform that aggregates and curates all security data across various services, including SIEM, MDR, XDR, governance, risk, compliance, and more. This centralized approach enhances the effectiveness of security teams by providing environment-wide cybersecurity visibility through a customizable dashboard, enabling better-informed decisions.

Through these innovative software solutions, we empower organizations to enhance their cybersecurity measures, protect critical assets, and maintain compliance in an ever-evolving threat landscape.

Growth Strategy

We have begun to execute a phased growth strategy designed to position our company as a leading provider of end-to-end cybersecurity solutions. Our strategy is built upon strategic acquisitions, development of proprietary intellectual property (“IP”), and a focus on scalable growth. We aim to leverage our expertise and advanced technology offerings to drive both organic growth and market expansion, thereby creating value for our investors.

Phase I: Foundation of Expertise through Strategic Acquisitions

In Phase I, we established a solid foundation of cybersecurity expertise by acquiring niche companies with unparalleled capabilities in various cybersecurity domains. These acquisitions have significantly expanded our talent pool and technical expertise, positioning us as a leading cybersecurity provider. The acquired talent spans across the United States, with deep domain knowledge in key cybersecurity areas including the following:

●	Risk and Compliance;
●	Cyber Defense Operations;
●	Security Testing and Training; and
●	Secure IT and Architecture.

This diverse expertise, coupled with leadership from seasoned industry executives, has enabled us to effectively address the complex and rapidly evolving cybersecurity needs of organizations across various sectors.

Phase II: Expanding Service Offerings and Capitalizing on Cross-Selling Opportunities

Phase II of our growth strategy focuses on leveraging the synergies from our numerous historical acquisitions to expand service offerings to existing clients. Despite having only penetrated approximately 20% of our 475 clients for multiple services, we see significant opportunities for cross-selling and upselling. This presents a substantial revenue growth opportunity as we expand our service offerings across our client base.

Additionally, we have been building and expanding a strong channel and partnership ecosystem. This ecosystem provides value-added training, support, and partner marketing content, establishing a reliable stream of new revenue. Our growing network of partnerships enhances our ability to acquire new clients while fostering long-term relationships with existing ones.

Intellectual Property Development and Innovation

A key element of Phase II is the development of proprietary intellectual property that addresses the evolving cybersecurity challenges facing enterprises. We are investing heavily in the development of software-first technologies, leveraging cutting-edge advancements such as machine learning (“ML”), artificial intelligence (“AI”), deep learning, neural networks, and proprietary DarkNet threat intelligence. These technologies will be foundational to our offerings, providing differentiated solutions that drive effectiveness, resilience, and advanced threat mitigation for our clients.

Phase III: Scaling Through Product-Led Growth and Scalable Technology Solutions

In Phase III, our primary focus will shift toward fueling organic growth through the commercialization and scaling of our proprietary intellectual property. We plan to accelerate growth through product-led strategies, optimizing the user experience and enabling hands-free purchasing via digital interfaces. This approach will allow us to expand our client base while reducing the demand on our services team, driving efficiency and scalability.

As we expand our technology offerings, we anticipate increasing revenue and operating margins concurrently. The scalability of our intellectual property-driven solutions positions us to capture a larger share of the cybersecurity market while maintaining high levels of profitability.

Intellectual Property Suite and Future Growth

At the heart of our strategy is the development of a comprehensive suite of proprietary software solutions, incorporating AI, neural networks, and the latest algorithms. These technologies are designed to address the most pressing cybersecurity challenges facing enterprises today, positioning us at the forefront of the cybersecurity industry.

Through these efforts, we aim to deliver sustainable, long-term growth while continuing to provide our clients with best-in-class cybersecurity solutions. Our continued investment in intellectual property and innovative technologies will be key drivers of value creation for our investors as we scale our business and expand our market presence.

Our Intellectual Property suite includes the following:

ARGO Security Management – A security management platform that is able to aggregate, then curate security data in real time from a client’s entire environment, including network asset information, currently deployed cyber tools, SOC, vulnerability management, secure managed IT and penetration testing data.

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

We have substantially expanded our business in recent years through a number of acquisitions. The following table sets forth certain information regarding such acquisitions:

Acquired Company, Location	Type of Acquisition	Date	Services Provided by Acquired Company

GenResults, LLC (“GenResults”) Arizona(1)	Stock	April 12, 2019	Cybersecurity services.

VCAB Six Corporation (“VCAB”) Texas	Merger	April 12, 2019	N/A(2)

TalaTek, LLC (“TalaTek”) Virginia	Merger	October 1, 2019	Integrated risk management services, including risk assessments, IT audits, cybersecurity services, and managed compliance services.

Technologyville, Inc. Illinois	Stock	May 25, 2020	Managed IT services.

Clear Skies Security, LLC Georgia	Stock	August 1, 2020	Security assessment and penetration testing.

Alpine Security, LLC Missouri	Merger	December 16, 2020	Integrated risk management services.

Catapult Acquisition Corporation (“VelocIT”) New Jersey	Merger	August 12, 2021	Integrated risk management services.

Atlantic Technology Systems, Inc., and Atlantic Technology Enterprises, Inc. (collectively, “Atlantic”) New Jersey	Stock	October 1, 2021	Integrated risk management services.

RED74 LLC (“RED74”) New Jersey	Merger	November 9, 2021	Integrated risk management services.

Ocean Point Equities, Inc. (“Arkavia”) Santiago, Chile(3)	Stock	December 1, 2021	Cybersecurity services.

True Digital Security, Inc. (“True Digital”) New York Florida Oklahoma	Stock	January 19, 2022	Cybersecurity and compliance.

Creatrix, Inc. Tennessee Maryland	Stock	June 1, 2022	Identity management, systems integration and software engineering, biometrics, vetting, credentialing, and case management.

CyberViking, LLC Georgia Oregon	Stock	July 1, 2022	Application security services, incident response, threat hunting, and creation and management of security operation centers.

Servicios Informaticos CUATROi, S.P.A., Comercializadora CUATROi S.P.A., CUATROi Peru, S.A.C., and CUATROi S.A.S. Santiago, Chile Bogota, Columbia, and Lima, Peru(3)	Stock	August 25, 2022	Managed services and cybersecurity.

NLT Networks, S.P.A., NLT Technologias, Limitada, NLT Servicios Profesionales, S.P.A., and White and Blue Solutions, LLC Providencia, Chile Florida(3)	Stock	September 1, 2022	Security solutions and managed services.

SB Cyber Technologies, LLC Virginia	Stock	July 14, 2023	Managed services and compliance.

(1)	Prior to our acquisition of GenResults, GenResults was wholly owned by an entity affiliated with David G. Jemmett, our Chief Executive Officer and a director of our company. Due to the companies being under common control, we accounted for the acquisition as a reorganization.
(2)	At the time of the VCAB Merger, VCAB was subject to a bankruptcy proceeding and had minimal assets, no equity owners, and no liabilities, except for approximately 1,500 holders of Class 5 Allowed General Unsecured Claims and a holder of allowed administrative expenses (collectively the “Claim Holders”). Pursuant to the terms of the VCAB Merger, and in accordance with the bankruptcy plan, we issued an aggregate of 133,334 shares of our common stock (the “Plan Shares”) to the Claim Holders as full settlement and satisfaction of their respective claims. As provided in the bankruptcy plan, the Plan Shares were issued pursuant to Section 1145 of the United States Bankruptcy Code. We entered into the VCAB Merger to increase our stockholder base to, among other things, assist us in satisfying the listing standards of a national securities exchange.
(3)	Entities were disposed of on July 1, 2024. See Note 4 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Customers

Our past acquisitions have resulted in expansion of our customer base and increased usage within existing customers. None of our customers individually accounted for more than 10.0% of our consolidated revenue for the years ended December 31, 2024 and 2023, nor are we dependent upon a few major customers.

Cybersecurity Market Analysis

The cybersecurity market is highly fragmented, characterized by a diverse landscape of established industry leaders and emerging security product vendors. While competition within traditional endpoint and IT operations markets remains significant, we anticipate encountering new competitors as we strategically expand into adjacent markets, thereby increasing our total addressable market.

We believe our competitive positioning is strengthened by several key differentiators, including:

●	Frontline Intelligence and Expertise: Our extensive experience in investigating and remediating complex cyber incidents, often where other providers have failed, equips us with real-time threat intelligence and practical insights. This knowledge directly informs and enhances our solutions, providing customers with proactive, resilient cybersecurity strategies.
●	Comprehensive, Integrated Solutions: Our platform integrates a broad suite of SaaS offerings, enabling clients to seamlessly unify threat detection, incident response, and cybersecurity validation. This streamlined approach reduces complexity and operational overhead compared to competitors that rely on disjointed point solutions.
●	Ease of Deployment and Versatility: Our solutions are designed to integrate effortlessly into diverse IT environments, supporting hybrid, on-premises, and cloud architectures. This flexibility ensures accelerated time-to-value for clients and minimizes disruption during deployment.
●	Reputation and Consulting Expertise: Our globally recognized consulting organization enhances our market credibility. By leveraging insights derived from high-profile incident response engagements, we continuously refine our services, delivering superior outcomes for customers.
●	Strategic Acquisition Strategy: As a cybersecurity consolidator, we prioritize identifying and acquiring strategic targets that align with our commitment to service quality, technological innovation, and geographical expansion. Our track record of successful mergers and acquisitions has enabled us to broaden our service portfolio, extend market reach, and capture operational efficiencies, positioning us as a leading force in market consolidation.

Despite these advantages, many of our competitors maintain substantially greater financial, technical, and operational resources, along with broader brand recognition, larger sales and marketing infrastructures, deeper customer relationships, more extensive distribution channels, and mature intellectual property portfolios. Additionally, cloud-based service providers introduce increased competition, transcending geographic limitations.

We remain committed to leveraging our core strengths, including frontline expertise, integrated solutions, and a disciplined acquisition strategy — to expand our market presence, drive sustainable growth, and create long-term value for our stockholders.

Intellectual Property

Our intellectual property portfolio is a critical component of our competitive advantage and long-term business strategy. We rely on a combination of trademarks, patents, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements to secure and enforce our proprietary rights. While these legal protections are important, we believe our success is more significantly driven by the expertise and ingenuity of our workforce, alongside the functionality and continuous innovation embedded in our solutions.

We are committed to expanding and strengthening our intellectual property portfolio to support our products, services, research and development efforts, and other strategic initiatives. Where appropriate and financially prudent, we intend to pursue additional intellectual property protections to enhance our market position and safeguard our technology.

As we continue to grow and achieve greater market visibility, we anticipate increased competition and the potential for third parties to develop solutions that may attempt to replicate or infringe upon our proprietary technologies. Additionally, large and established companies within the cybersecurity sector maintain extensive patent portfolios and are frequently involved in both offensive and defensive intellectual property litigation. From time to time, we may face allegations of intellectual property infringement from such companies or from non-practicing entities. These claims may target us directly, or indirectly affect our business by targeting our channel partners, cloud service providers, or customers — parties to whom we have contractual indemnification obligations.

If a third party successfully asserts an intellectual property infringement claim against us, we could face significant financial and operational consequences, including the inability to market or deliver certain products or services, the necessity to allocate resources toward developing non-infringing alternatives, or the obligation to pay substantial damages, including enhanced damages for willful infringement in the United States. Additionally, we could be required to enter into costly licensing agreements or settlement arrangements. We cannot guarantee that our current or future products and services will not be found to infringe upon third-party intellectual property rights.

Defending against intellectual property-related claims, regardless of merit, can be time-consuming, expensive, and disruptive to our business. We intend to vigorously protect and enforce our intellectual property rights where necessary to preserve our competitive position and long-term financial performance. However, there can be no assurance that we will succeed in these efforts or that our intellectual property protections will be sufficient to prevent competitors from developing similar technologies or services that may diminish our market share or revenue potential.

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

Human Capital Management

Our future success relies on our ability to continually attract, hire, and retain top-tier talent, particularly within our senior management, engineering, and technical teams. As a leader in the highly competitive cybersecurity industry, securing skilled personnel is essential to maintaining our position at the forefront of innovation and incident response.

Competing for Top Talent

We recognize that the cybersecurity landscape is evolving rapidly, and the demand for specialized expertise continues to grow. To remain competitive, we have designed comprehensive compensation and benefits programs that address the diverse needs of our global workforce. In addition to competitive salaries, our offerings include performance-based incentive plans, pensions, healthcare and insurance coverage, paid time off, family leave, and on-site services. These benefits are tailored to meet regional requirements and employment classifications, ensuring flexibility and relevance.

Retention Through Recognition and Rewards

To retain our most valuable contributors — particularly senior leaders and key technical personnel — we strategically deploy equity-based grants with thoughtful vesting schedules. This approach aligns employee success with company performance, fostering long-term commitment and engagement.

Prioritizing Employee Well-being

The success of our business is inherently tied to the well-being of our people. We are steadfast in our commitment to fostering a healthy, safe, and supportive work environment. Our people are our greatest asset. By cultivating an environment where talent thrives, supported by competitive rewards, opportunities for growth, and a commitment to well-being, we ensure our continued leadership in cybersecurity and incident response.

Environmental, Social, and Governance Efforts

Environmental Commitment

We are committed to protecting the environment and attempt to mitigate any negative impact of our operations. We monitor resource use, improve efficiency, and at the same time reduce our emissions and waste.

Social Responsibility

We are a trusted cybersecurity expert providing safe, efficient, and sustainable services to our existing and new communities. Our success is the direct result of the dedication and strength of our team and promotes equity, diversity, integrity, inclusion, reliability, and accountability. We believe that a combination of diverse team members and an inclusive culture contributes to our success. Each member is a valued part of our team bringing a diverse perspective to help grow business and achieve our goals. Our tradition of serving employees, customers, and investors is at the core of our culture. For third-party vendor selection and oversight, we have standard operating procedures that apply to employees and subcontractors who, on our behalf, oversee and conduct technical protocols.

Employees

As of December 31, 2024, we had 143 employees, of which 141 were full-time. In addition, we utilize independent contractors for projects of short duration or where specialized knowledge or experience is needed for a complex project. We are not dependent on any independent contractor, and we believe adequate replacements would be available in the event any such independent contractor becomes unavailable to us. We believe our relations with our employees is good.

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

We may take advantage of these provisions for up to five years after our first public equity sale or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, issue more than $1.0 billion of non-convertible debt over a three-year period, or become a large accelerated filer. So long as we remain an emerging growth company, we may choose to take advantage of some, but not all, of the available benefits of the JOBS Act. We have taken advantage of some of the reduced reporting requirements in our filings. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock. In addition, the JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Risk Factor Summary

Risks Related to Our Business and Industry

●	We will need to raise capital to realize our business plan and growth strategy, the failure of which could adversely impact our operations.

●	We incurred significant operating losses during the years ended December 31, 2024 and December 31, 2023, and we have limited cash flow. Unless we increase revenue and cash flow or raise additional capital, we may be unable to take advantage of any acquisition opportunities that arise or expand our business, all of which could adversely impact us.
●	We will need to improve the size and capabilities of our organization, and we may experience difficulties in managing this growth.
●	We depend on key personnel who would be difficult to replace, and our business plans will likely be harmed if we lose their services or cannot hire additional qualified personnel.
●	We operate in an industry that is experiencing a shortage of qualified compliance and cybersecurity professionals. If we are unable to recruit and retain key management and technical and sales personnel, our business would be negatively affected.
●	We depend on independent contractors to provide certain services for which we do not have the expertise internally. Any compromise in the service quality may delay our business processes and cause economic loss.
●	We have recently acquired multiple businesses. Our growth strategy is driven by successful acquisitions and integration of additional businesses that provide comparable or complementary services.
●	Our business strategy may impose limitations in our ability to accurately forecast future revenue and operating results.
●	Our sales cycles can be long and unpredictable, and our sale efforts require considerable time and expense.
●	Because we recognize revenue from subscriptions to our solutions over the term of the subscription, downturns or upturns in new business will not be immediately reflected in our operating results.
●	We provide service level commitments under some of our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide partial refunds, or our customers could be entitled to terminate their contracts and our business would suffer.
●	We provide service level commitments under some of our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide partial refunds, or our customers could be entitled to terminate their contracts and our business would suffer.
●	Our future results may be affected by various legal and regulatory proceedings and legal compliance risks, including those involving intellectual property, governmental regulations, the U.S. Foreign Corrupt Practices Act, and other anti-bribery, anti-corruption, or other matters.
●	We may be subject to risks from operating internationally.
●	Our operations in certain emerging markets expose us to political, economic and regulatory risks.
●	Adverse economic conditions in the United States may adversely impact our business and operating results.
●	Breaches of network or information technology security could have an adverse effect on our business.
●	If we fail to meet our service level obligations under our service level agreements, we may be subject to certain penalties and could lose clients.
●	The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnification.
●	We indemnify our officers and directors against liability to us and our security holders, and such indemnification could increase our operating costs.
●	Our industry is highly competitive, and there is no assurance that we will compete successfully.
●	Our success depends on our ability to protect our intellectual property and our proprietary technologies.
●	Increasingly complex cybersecurity regulations and standards may have significant impact on our business, and it may require us to substantially invest in our development capabilities to meet compliance requirements and may negatively impact our ability to offer certain services and remain profitable.
●	We may become subject to disputes, including litigation, that could negatively impact our business, profitability, and financial condition.
●	If we incur additional debt, we will be subject to restrictive covenants and debt service obligations that could negatively impact our operations.
●	The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and Nasdaq, may strain our resources, increase our costs and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.
●	The preparation of our financial statements involves use of estimates, judgments, and assumptions, and our financial statements may be materially affected if our estimates prove to be inaccurate.
●	The auditor’s opinion on our audited consolidated financial statements for the year ended December 31, 2024, included in this annual report on Form 10-K, contain an explanatory paragraph relating to our ability to continue as a going concern.

Risks Related to Our Common Stock

●	The market price of our common stock is volatile and may fluctuate in a way that is disproportionate to our operating performance.
●	Future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.

●	Provisions in our certificate of incorporation, our by-laws and Delaware law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.
●	FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.
●	If we issue additional shares in the future, it will result in a dilution of our existing stockholders.
●	We are eligible to be treated as an “emerging growth company,” as defined in the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
●	Our directors, a former director and executive officers beneficially own a substantial majority of our outstanding capital stock and will have the ability to control our affairs.
●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.
●	Following a reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.
●	We do not intend to pay dividends on our common stock.
●	Our business could be negatively impacted by stockholder activism.
●	Our share price may be volatile, and you may be unable to sell your shares.

Risks Related to Our Business and Industry

We will need to raise capital to realize our business plan and growth strategy, the failure of which could adversely impact our operations.

Our growth strategy focuses on expanding our client base and increasing consolidated revenue through strategic acquisitions and seamless integration of businesses offering complementary cybersecurity services. As of December 31, 2024, our business has not yet achieved profitability. To reach profitability and sustain long-term growth, we require adequate funding, significant revenue growth, and continued successful integration of our acquisitions. As of March 24, 2025, we maintained cash resources of approximately $250,000.

We plan to fund operations through a combination of available net operating cash flows and future capital raises, which may include issuing equity or other securities. This approach may result in dilution for existing stockholders. Any newly issued securities may carry rights, preferences, or privileges that differ from those of our existing common stock.

We incurred significant operating losses during the years ended December 31, 2024 and December 31, 2023, and we have limited cash flow. Unless we increase revenue and cash flow or raise additional capital, we may be unable to take advantage of any acquisition opportunities that arise or expand our business, all of which could adversely impact us.

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

We will need to improve the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As we shift our growth strategy from acquisition-driven expansion to a focus on organic growth, we recognize the importance of effectively integrating and scaling our operations. This transition requires the careful alignment of managerial, operational, sales, marketing, financial, and other key functions across the organization. Successfully managing these dynamics is critical to sustaining our growth trajectory and enhancing long-term stockholder value.

Our ability to achieve future growth will depend on the following factors:

●	Attracting, integrating, developing, and retaining skilled personnel across all functions, with a particular focus on building a strong, high-performing salesforce and expanding our cybersecurity expertise.
●	Executing efficient post-acquisition integration processes where applicable, while maintaining cost discipline and optimizing operational performance.
●	Strengthening our operational, financial, and management systems to support scalability, ensure transparency, and improve overall business performance.

We anticipate that these growth initiatives will place increasing demands on our management team, including the need to balance day-to-day operational responsibilities with the strategic oversight required to guide expansion. As our leadership team continues to evolve, limited long-term experience working together may present challenges to operational cohesion.

We depend on key personnel who would be difficult to replace, and our business plans will likely be harmed if we lose their services or cannot hire additional qualified personnel.

Our business is significantly dependent on the continued efforts and abilities of our senior management and executive officers. The loss of services of one or more of these key individuals, or our inability to attract, train, and retain key personnel, could materially disrupt our operations, delay strategic initiatives, and hinder our ability to execute our business plan.

At present, we do not maintain key man insurance for any members of our senior management or key personnel. The competition for qualified management and personnel, particularly those with specialized expertise in the cybersecurity industry, is intense. If we were to lose the services of any of our key executives, or if we are unable to successfully recruit, retain, and develop personnel with the necessary skills and industry knowledge, our ability to continue executing on our acquisition strategy and service program development could be adversely impacted. Furthermore, such a loss could have a significant effect on our ability to maintain and grow client relationships, which may negatively impact our financial performance and long-term prospects.

We recognize the critical importance of having a strong and capable leadership team to execute our business strategy. As such, we continue to explore options for mitigating these risks, including potential investments in succession planning and talent development. However, there can be no assurance that we will be successful in securing or retaining the right talent, and any failure to do so may materially affect our ability to achieve our objectives.

We operate in an industry that is experiencing a shortage of qualified compliance and cybersecurity professionals. If we are unable to recruit and retain key management and technical and sales personnel, our business would be negatively affected.

To execute our growth strategy, attracting and retaining highly skilled compliance and cybersecurity experts remains critical. The demand for these professionals is intense, particularly given the global shortage of talent with the technical and strategic expertise required to deliver exceptional services to our clients.

Our competitors, many with greater resources, also seek to recruit skilled professionals, and compensation packages—particularly stock options and other equity incentives—often play a significant role in attracting candidates. We are mindful of the importance of offering competitive compensation, but recognize that fluctuations in stock value can impact this dynamic. We continually evaluate our compensation strategies to ensure they align with market trends and support our long-term growth objectives.

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

We have completed the acquisition and integration of several complementary businesses, and we intend to consider opportune additional potential strategic transactions that enhance stockholder value, which could involve acquisitions of businesses or assets, joint ventures, or investments in businesses or technologies that expand, complement, or otherwise relate to our business. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties. Should our relationships fail to materialize into significant agreements, or should we fail to work efficiently with these companies, we may lose sales and marketing opportunities and our business, results of operations, and financial condition could be adversely affected.

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

Our business strategy may impose limitations on our ability to accurately forecast future revenue and operating results.

Our operating results are subject to a variety of factors that could cause our financial performance to fluctuate significantly. These factors include, but are not limited to, fluctuations in client demand, competitive pricing pressures, debt servicing obligations, and general economic conditions. Our ability to achieve consistent revenue growth is highly dependent on several key elements, including:

●	Client Demand and Sales Targets: We may experience variability in our sales performance, which could affect our ability to meet financial targets. This is especially true if new service offerings receive a poor response from clients or if client acquisition costs rise due to increased competition in the market.
●	Competition and Market Positioning: Intense competition within the cybersecurity and managed IT services sector can lead to downward pressure on pricing, potentially affecting our profitability. If we are unable to maintain or grow our market share through innovation or service differentiation, our financial performance could be negatively impacted.
●	Organic Growth Strategy: Our growth is largely dependent on our ability to expand our client base and increase revenue from existing clients through organic growth. We face risks associated with the execution of this strategy, including the challenge of effectively scaling our operations to meet increasing demand and the potential for higher-than-expected client acquisition costs.
●	Economic Trends: General economic conditions, including changes in client spending patterns or economic downturns, may adversely impact demand for our services, which could result in lower revenue growth or even a decline in revenue.
●	Operational and Execution Risks: We may encounter unexpected operational or execution challenges, such as the inability to hire and retain top talent or issues related to service delivery, which could disrupt our growth trajectory. Additionally, changes in regulatory requirements or industry standards could affect our operations and increase compliance costs.
●	Debt Servicing: As we grow, we may incur additional debt to fund our operations or invest in new capabilities. This could result in increased interest expenses and the need to meet debt covenants, which may limit our financial flexibility and affect our ability to pursue growth initiatives.

While we have a robust strategy in place to manage and mitigate these risks, there can be no assurance that we will successfully navigate the challenges associated with organic growth. We cannot guarantee that our efforts will result in sustainable revenue growth, improved profitability, or the achievement of long-term financial objectives.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.

Our sales cycles are often long and unpredictable, and our sales efforts require significant time, resources, and investment. These factors introduce considerable uncertainty into our ability to forecast revenue and operating results. Specifically:

●	Length and Unpredictability of the Sales Cycle: The sales cycle for our solutions, particularly with large enterprises and government entities, can be extended due to the complex nature of the solutions we provide. These customers typically require a significant amount of time to evaluate, test, and qualify our solutions before committing to a purchase or expansion of the relationship. In light of current macroeconomic conditions, we have observed an increase in the length of the sales cycle, primarily driven by heightened cost-consciousness around IT budgets. As a result, prospective customers may delay or prolong their decision-making process, making it challenging to predict when, or if, a sale will be finalized.
●	Challenges in Securing Sales: Our sales efforts, which are carried out by both our direct sales team and channel partners, involve substantial time and expense. We invest considerable resources in developing relationships with customers, coordinating account penetration, and driving overall market development. However, there is no guarantee that these efforts will result in a sale. The purchasing decisions for security solutions are often subject to budget constraints, multiple levels of approval, and unanticipated delays in administrative and processing steps, all of which contribute to the difficulty in predicting the timing of sales.
●	Impact on Financial Performance: Given the length and unpredictability of our sales cycles, we may face challenges in accurately forecasting revenue, particularly for large and government accounts. The failure to close sales after investing significant resources in a lengthy sales process could have a material adverse effect on our business, operating results, and financial condition.

Considering these factors, we cannot guarantee that we will successfully close sales in the anticipated timeframes, and the uncertainty surrounding our sales cycle may affect our ability to achieve our revenue and financial objectives.

Because we recognize revenue from subscriptions to our solutions over the term of the subscription, downturns or upturns in new business will not be immediately reflected in our operating results.

We recognize revenue from customer subscriptions ratably over the term of their agreement, which generally spans one to three years. As a result, a significant portion of the revenue we report in any given period is derived from the recognition of deferred revenue related to agreements entered into in prior periods. This model presents the following risks:

●	Delayed Impact of Sales Fluctuations: Any increase or decrease in new sales or renewals in a given period will not be immediately reflected in our revenue for that period. Instead, the financial impact of these changes will be realized in future periods as the associated deferred revenue is recognized. Consequently, fluctuations in sales or renewals, particularly during periods of economic uncertainty, may not be fully captured in our reported revenue until later, making it more difficult to assess our immediate financial performance.
●	Renewal Rates and Sales Cycles: Our revenue is also influenced by the rate of renewals, which can be unpredictable. A decline in renewals or a decrease in new sales would not immediately impact our reported revenue but could affect future revenue recognition. Conversely, an increase in sales or renewals will positively impact our future revenue but may not be reflected immediately in the current period’s results.
●	Operational Adjustments and Cost Structure: The delayed recognition of revenue can also affect our ability to quickly adjust our cost structure. In the event of a significant downturn in sales or renewals, we may be unable to immediately reduce costs in line with revenue reductions, which could negatively affect our profitability and financial condition.

As a result of these factors, our ability to manage and adjust our operations in response to changes in sales or renewals may be hindered, potentially leading to variability in our financial results from period to period. We may also face challenges in maintaining profitability if revenue trends do not align with our cost structure adjustments.

We provide service level commitments under some of our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide partial refunds, or our customers could be entitled to terminate their contracts and our business would suffer.

Certain of our customer agreements include service level commitments, which specify the availability and performance of our solutions and support services. Failure to meet these commitments could have a material adverse effect on our business. The following outlines key risks associated with our service level commitments:

●	Failure to Meet Service Level Commitments: Our infrastructure, or that of our third-party hosting service providers, could experience disruptions, impacting the performance and availability of our solutions. If we fail to meet the agreed-upon service levels, we may be required to provide affected customers with credits, partial refunds, or even allow them to terminate their contracts. Although we have not experienced any material failures to meet our service level commitments to date, any significant downtime or poor performance beyond agreed-upon service levels could negatively impact our reputation, customer retention, and financial results.
●	Adverse Business Impact: Any failure to meet service levels could result in substantial operational challenges, including loss of customer trust, which would adversely affect our business, operating results, and financial condition. We may also face increased costs related to crediting or refunding customers or managing customer contract terminations.

Our business is subject to the risks of warranty claims from real or perceived defects in our solutions or their misused by our customers or third parties and provisions in certain agreements potentially expose us to substantial liability and other losses.

Our solutions are subject to warranty claims arising from real or perceived defects or misuse by our customers or third parties. The following risks are associated with potential liability claims:

●	Product Liability and Warranty Claims: We are subject to risks of liability for errors, defects, or failures in our solutions. While we generally have limitations of liability provisions in our contracts, they may not fully shield us from claims under federal, state, or local laws, or unfavorable judicial decisions. We may also be exposed to product liability claims, especially if our solutions are found to be defective or cause harm to customers.
●	Indemnification and Legal Risks: We provide indemnification to customers, partners, and other third parties for losses arising from third-party intellectual property claims related to our solutions. We also offer unlimited liability for certain breaches of confidentiality and limited liability for breaches of our master subscription agreements. While we have not incurred any material costs due to such indemnification claims to date, as we continue to expand, the frequency and cost of indemnity claims may increase, leading to significant legal expenses, damages, or licensing fees. We may also be required to stop using technology found to infringe upon third-party rights, which could disrupt our business operations.
●	Intellectual Property Infringement: If we are found to be infringing on a third party’s intellectual property rights, we could face substantial damages and legal costs. Additionally, we may need to obtain licenses for certain technologies, which may not be available on favorable terms or at all. The inability to secure necessary licenses could limit our ability to deliver solutions or features to our customers and harm our competitive position.
●	Unauthorized Use of Solutions: Our solutions may be misused by customers or third parties for purposes other than what they were intended for, which could expose us to liability claims. Although we maintain insurance to mitigate certain risks, our coverage may not fully protect us from the claims asserted against us. Even unsuccessful claims could result in significant litigation costs, diversion of management resources, and reputational harm.
●	Impact of Warranty and Insurance Coverage: We offer limited warranties to some customers, which are subject to certain conditions. If our insurance providers fail to fulfill their obligations, or if we cease offering warranties, we may face significant expenses or lose customer trust. This could negatively impact our ability to attract and retain customers, and harm our business, operating results, and financial condition.

We continue to monitor and manage these risks, but there can be no assurance that our efforts will prevent material adverse impacts on our business.

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

Our business is subject to various legal and regulatory proceedings, and we face compliance risks in multiple areas, including intellectual property, governmental regulations, and international anti-bribery and anti-corruption laws. These risks may adversely impact our business and financial results. Specifically:

●	Legal and Compliance Risks: We may be involved in legal or regulatory proceedings related to intellectual property disputes, compliance with the U.S. Foreign Corrupt Practices Act, anti-bribery, anti-corruption laws, and other regulatory matters. Due to the inherently unpredictable nature of litigation and regulatory actions, the outcomes of these proceedings may differ from our expectations. Developments such as significant rulings, settlements, or changes in laws may lead us to revise our estimates of liabilities and insurance requirements. An adverse ruling or unfavorable regulatory development could result in significant charges that would materially impact our results of operations and cash flows.
●	Regulatory Uncertainty: As regulations evolve, particularly in relation to intellectual property and international compliance standards, we could face additional legal challenges or expenses related to these matters. The resolution of any significant legal dispute or regulatory matter could have a substantial impact on our financial position and operations.

We may be subject to risks from operating internationally.

We may seek to expand our operations in international markets, which may expose us to a variety of risks. Our international business growth is subject to numerous challenges, including:

●	Compliance with Foreign Regulations: Operating in foreign markets requires compliance with a complex and constantly changing landscape of tax, legal, accounting, and regulatory requirements. These challenges could result in increased costs and operational difficulties as we navigate diverse legal systems and business practices across multiple jurisdictions.
●	Geopolitical and Economic Risks: International operations expose us to political, social, and economic instability, including risks arising from war, terrorism, or conflicts such as the ongoing military tensions between Russia and Ukraine, and in the Middle East. These geopolitical risks could disrupt our operations, harm our ability to conduct business, and negatively impact market conditions for our services.
●	Changes in Trade Policies: Modifications in trade policies, tariffs, and taxes in the United States or other national governments could disrupt market access and increase the cost of doing business in certain regions. We must continuously monitor and adapt to these regulatory shifts to maintain our competitiveness in foreign markets.
●	Market Acceptance and Expansion: Expanding into foreign markets requires the development of superior products and services that meet local demand. We must gain market acceptance while also expanding our offerings efficiently. Failures in product adaptation or local market penetration could impede our international growth.
●	Non-Compliance with International Laws: Operating in multiple countries exposes us to the risk of non-compliance with a broad range of laws, including anti-corruption, export control, and anti-boycott regulations. Non-compliance could lead to significant legal penalties and reputational damage.
●	Sovereign Risk: We face increased sovereign risk, particularly in emerging markets where there is a greater risk of government defaults, economic deterioration, or downgrades in credit ratings. These factors could destabilize markets in which we operate, affecting our operations and financial performance.
●	Logistical and Communication Challenges: Operating internationally involves logistical complexities, such as managing supply chains, communication across time zones, and coordinating activities in diverse business environments. These challenges can disrupt our operations and delay service delivery.
●	Contractual and Currency Risks: International contracts are subject to interpretation under foreign laws, which can create risks in the event of a dispute. Additionally, fluctuations in currency exchange rates, devaluations, or conversion restrictions could impact the value of our revenues and costs, potentially resulting in financial losses.

Any of these factors could have a material adverse effect on our reputation, financial condition, results of operations, and stock price. The risks associated with operating internationally are inherent and may increase as we expand into new markets.

Our operations in certain emerging markets expose us to political, economic, and regulatory risks.

Our growth strategy includes expanding operations in emerging markets, particularly in regions such as South America and Europe. While these markets present significant growth opportunities, they also introduce a variety of risks that could adversely affect our business and financial results. The key risks associated with our expansion in emerging markets include:

●	Political and Economic Volatility: Emerging markets often experience greater political and economic instability compared to more established markets. This volatility can lead to unpredictable changes in market conditions, regulatory environments, and business operations. Political upheaval, economic downturns, or social unrest could disrupt our ability to operate efficiently in these regions, adversely impacting sales, revenues, and overall business performance.
●	Currency Fluctuations and Infrastructure Risks: Emerging markets may be more susceptible to currency fluctuations and devaluations, which could affect the value of our revenue and expenses in these regions. Additionally, these markets often have less developed infrastructure, increasing the risk of operational disruptions, such as supply chain delays or labor shortages, which could negatively affect our ability to deliver services effectively.
●	Compliance with Anti-Corruption Laws: In many emerging markets, business practices that may not be permissible in more established markets, such as improper payments or bribes to government officials, can be more prevalent. We are subject to stringent anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and local anti-bribery laws in the countries where we operate. These laws prohibit improper payments to government officials, including in relation to obtaining permits or conducting other business activities. Non-compliance with these laws could result in severe civil and criminal penalties, which could damage our reputation and adversely impact our financial condition, operating results, and stock price.
●	Legal and Regulatory Risks: The legal and regulatory environments in emerging markets can be unpredictable and subject to rapid changes. Non-compliance with local laws or failure to navigate these complex legal systems effectively could lead to regulatory fines, penalties, or reputational harm. These risks are heightened in countries with weak rule of law or inconsistent enforcement of regulations.

Failure to manage political, economic, and regulatory risks in emerging markets could have a material adverse impact on our ability to achieve sales targets, grow our business, and maintain profitability in these regions. The risks associated with expanding into emerging markets may result in unanticipated costs, operational disruptions, or financial losses, which could negatively affect our financial condition, results of operations, cash flows, and stock price.

Adverse economic conditions in the United States may adversely impact our business and operating results.

Our operations, demand for services, and overall business performance are subject to general macroeconomic conditions, which can fluctuate and present significant risks to our financial performance. Key macroeconomic factors such as higher interest rates, inflation, recessions, or economic slowdowns—whether in the United States or globally—could adversely affect our business operations, customer demand, and financial results. The key risks include the following:

●	Inflationary Pressures: The United States and global markets have experienced volatility due to rising interest rates and inflationary pressures. Inflation rates in the United States have remained above the Federal Reserve’s inflation target since the second half of 2021, contributing to increased costs for goods, services, and labor. While our business has not yet been materially impacted by these inflationary pressures, we cannot predict the future impact on our operations. If inflation continues or worsens, it may lead to higher operational costs, which could reduce our profitability and adversely affect our business.
●	Geopolitical Instability: The escalation of geopolitical tensions, including the conflicts between Russia and Ukraine and in the Middle East, has created ongoing instability in global markets. These factors may disrupt supply chains, elevate costs, and reduce consumer and business confidence, which could negatively affect demand for our products and services.
●	Economic Slowdowns and Recession: A slowdown in economic activity or a recession, whether domestic or global, could lead to reduced spending by businesses and consumers. If our customers face decreased consumer demand, higher operational costs, or increased regulatory burdens, they may choose to reduce or postpone their spending on our products and services. Certain discretionary services may be deprioritized, leading to a decline in sales and potentially adversely affecting our operating results.
●	Credit Availability: Adverse economic conditions may impact the availability of credit for our customers. If customers experience difficulty accessing credit, they may be unable or unwilling to invest in our products and services, potentially leading to delayed or lost sales opportunities. This could affect our revenue and growth prospects.
●	Impact on Business Relationships: Economic downturns could also affect the third parties with whom we have business relationships, including suppliers, service providers, and partners. If these third parties experience financial difficulties or operational disruptions, it could impede our ability to execute on business opportunities and growth initiatives, adversely affecting our operations and long-term strategic goals.

The unpredictability of macroeconomic conditions makes it difficult to accurately forecast and plan for future business activities. Adverse economic conditions may lead to changes in customer behavior, demand patterns, and spending priorities, all of which could have a negative effect on our ability to achieve growth and maintain profitability. In the event of future economic slowdowns or disruptions, we may face challenges in sustaining growth or expanding our business in the manner anticipated.

Breaches of network or information technology security could have an adverse effect on our business.

Cybersecurity threats, including cyber-attacks or breaches of our network or IT security, could have a material adverse effect on our operations, financial condition, and reputation. The nature of our business exposes us to various risks related to network security breaches, which could disrupt both our own operations and the operations of our clients. Key risks include the following:

●	Cybersecurity Threats and Liabilities: Cyber-attacks or other breaches of network or IT security could result in significant disruptions to our systems, causing equipment failures, service interruptions, or damage to systems and data. If our security measures are compromised, it could lead to misappropriation of proprietary information or sensitive customer and employee data. Such incidents could expose us to substantial liabilities, potentially exceeding the coverage provided by our insurance policies, and cause financial losses or operational setbacks.
●	Damage to Reputation and Market Share Loss: A security breach could also damage our brand and reputation, particularly given the nature of our industry, where security is a critical competitive factor. Even short periods of operational downtime could result in a loss of market share to competitors, as clients may lose confidence in our ability to protect their data and systems.
●	Indirect Effects on Clients: Our IT infrastructure’s security threats could also affect our clients indirectly. A compromise of our systems may impact their operations or lead to the unauthorized access to their proprietary or personal information. This could damage our clients’ trust in our services, which could have a cascading effect on our relationships and business performance.
●	Ongoing Security Challenges: As cybersecurity threats evolve rapidly, new methods of breach may emerge that we are not able to anticipate or defend against immediately, especially now with state and foreign governments that are adversaries and employ hackers or bad actors. We may be unable to implement timely security measures to mitigate these risks, and in some cases, we may not be able to fully determine the extent to which new threats can bypass our defenses. This presents a significant challenge in maintaining the integrity of our security systems.
●	Legal and Regulatory Risks: If we fail to adequately protect sensitive information, we could face legal consequences, including lawsuits, regulatory penalties, or damage claims, particularly if our clients or relevant authorities question the effectiveness of our threat detection and mitigation measures. These legal proceedings could expose us to significant financial and reputational risks.
●	Potential Lawsuits and Liability: Our services are designed to protect clients from cyber-attacks and other security breaches. However, if our clients experience losses from cyber-attacks, including lost profits or other indirect damages, they may seek to hold us liable through lawsuits. While our service agreements typically include liability limitations, these provisions may not be enforceable in all cases. In the event of litigation, we could face substantial damage awards, which may exceed our insurance coverage and significantly impact our financial position.

A security breach, failure to protect sensitive information, or liability arising from a breach could have a material adverse effect on our business, operating results, financial condition, and prospects. We may incur significant legal, remediation, and security costs, and any reputational damage could undermine our business relationships and market position.

If we fail to meet our service level obligations under our service level agreements, we may be subject to certain penalties and could lose clients.

We have entered into service level agreements (“SLAs”) with many of our managed services clients, under which we guarantee specified levels of service availability. These arrangements require us to estimate and meet service delivery standards, including uptime and system performance, to ensure client satisfaction. The following risks are associated with these SLAs:

●	Penalties and Cost Overruns: If we fail to meet our service level obligations, we may be subject to financial penalties, which could result in higher-than-expected costs. These penalties, along with any potential requirements for remediation, may negatively affect our profitability and operating margins.
●	Client Loss and Revenue Impact: Failure to meet SLAs could result in client dissatisfaction, potentially leading to the termination of contracts or a reduction in client spending. The loss of clients due to unmet service expectations could significantly reduce our revenue and impact the stability of our future cash flows.
●	Reputational Damage: Our ability to deliver on service level commitments is central to maintaining strong relationships with our clients. If we fail to meet our SLAs, our reputation may suffer, potentially leading to a loss of future business, difficulty attracting new clients, and challenges in retaining existing ones.
●	Operational and Financial Risks: The financial and operational consequences of failing to meet service level commitments could lead to a deterioration in our gross and operating margins. Additionally, the resources required to address service failures and mitigate customer dissatisfaction could divert attention from other key business priorities, further impacting our overall performance.

If we fail to fulfill our SLAs, it could result in material financial costs, including penalties, client churn, and reputational damage, which would adversely affect our business, operating results, financial condition, and prospects.

The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnification.

We provide services in circumstances where insurance or indemnification may not be available or may be insufficient to cover operational risks and other uncertainties that we face. Our existing insurance coverages may not fully protect us against the risks associated with the delivery of our services, and additional insurance may not be available on favorable terms, or at all. The following risks are associated with our insurance coverage:

●	Liabilities in Excess of Coverage: Liabilities or claims arising from our services in excess of available indemnity or insurance coverage could materially harm our financial condition, cash flows, and operating results. If we are unable to obtain sufficient coverage for potential claims, the financial impact could be significant.
●	Reputational Damage: Even if a claim is fully covered or insured, it could still harm our reputation in the marketplace. A negative perception resulting from claims, regardless of the outcome, could undermine client confidence and make it more difficult for us to compete effectively.
●	Cost and Management Distraction: The defense of claims, even if ultimately unsuccessful, can be costly and time-consuming. It could divert management’s attention away from key business operations and strategic initiatives, which could affect our ability to execute on our business plan and impact overall operational performance.

The occurrence of claims or liabilities for which we do not have adequate insurance or indemnification could have a material adverse effect on our business, operating results, financial condition, and prospects. Furthermore, the associated reputational risks and management distraction could hinder our ability to maintain growth and profitability.

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

Our business operates in a highly competitive landscape, and our current and potential competitors vary significantly by size, service offerings, and geographic location. Our competitors include technology companies, consulting firms, telecommunication companies, technology resellers, hardware and software providers, and other entities. Many of these competitors have established relationships within specific industries or have developed a reputation for expertise in particular sectors of the cybersecurity market, including services, software, and hardware.

Primary factors influencing competition in our market include security, reliability, and functionality; customer service and technical expertise; reputation and brand recognition; financial strength; the breadth of products and services offered; price; and scalability. However, many of our competitors possess substantial advantages in these areas, including the following:

●	Financial and Operational Resources: Many of our competitors have greater financial, technical, and marketing resources. They may be able to deploy more significant resources in research and development, marketing, and sales, which could allow them to adapt more rapidly to emerging technologies or shifts in customer demands.
●	Market Positioning: Competitors may have entrenched relationships within specific industries or have gained extensive reputation and brand recognition, positioning them as leaders in the market.
●	Pricing and Product Bundling: Some of our competitors may be able to offer more favorable pricing or bundle products and services in ways that provide them with a competitive price advantage. Additionally, they may be able to maintain a lower cost structure, making it difficult for us to compete on price.
●	Mergers, Acquisitions, and Alliances: Competitors may also benefit from strategic acquisitions, partnerships, or other alliances, allowing them to offer complementary products and services or achieve greater operational efficiencies.

Some of our competitors are better positioned to:

●	Rapidly develop and deploy new products and services.
●	Offer lower prices or more attractive pricing packages.
●	Devote greater resources to sales and marketing efforts, including providing more incentives to channel partners.

As a result, competition in our industry could lead to several adverse outcomes for our business, including a loss of customers, reduced revenue, increased expenses, or pressure on our margins. These factors could adversely affect our business, financial condition, operating results, and long-term growth prospects.

Our success depends on our ability to protect our intellectual property and our proprietary technologies.

We rely on trade secrets to protect our intellectual property, proprietary technology, and processes, which we have developed or may develop in the future. However, there can be no assurance that confidentiality obligations will always be honored or that others will not independently develop similar or superior technology. The protection of intellectual property and proprietary technology through trade secret claims has become increasingly contentious, with more companies pursuing litigation to protect their rights or for competitive reasons, even when the claims may be unsubstantiated. The prosecution or defense of intellectual property claims can be costly and unpredictable, particularly given the evolving legal landscape. We may also face claims from other parties alleging infringement on their intellectual property or technology, which could adversely affect our business.

Increasingly complex cybersecurity regulations and standards may have significant impact on our business, and it may require us to substantially invest in our development capabilities to meet compliance requirements and may negatively impact our ability to offer certain services and remain profitable.

Cybersecurity legislation at the federal and state levels continues to evolve as lawmakers respond to the growing threat landscape. Multiple bills and resolutions are currently being considered, which may lead to new regulations, including cybersecurity standards and compliance requirements. Our expansion strategy, which includes acquisitions of other cybersecurity service providers, may be impacted by these regulations. We may be required to dedicate significant resources to ensure our services comply with diverse state-level requirements, potentially delaying service launches or limiting the scope of certain offerings. Non-compliance with these regulations could result in legal actions, increased costs, and operational disruptions, which would negatively impact our financial results.

We may become subject to disputes, including litigation, that could negatively impact our business, profitability, and financial condition.

We may become involved in disputes with third parties, which could result in litigation. Whether or not a dispute leads to litigation, significant resources—both management time and financial—may be required to resolve the issue. This could detract from our ability to focus on business operations. Any resolution could involve the payment of damages or other significant costs, and may involve restrictive terms that limit our operational flexibility. Prolonged or unfavorable legal disputes could materially harm our financial condition, profitability, and overall business performance.

If we incur additional debt, we will be subject to restrictive covenants and debt service obligations that could negatively impact our operations.

If we incur additional debt to fund operations or acquisitions, we will be subject to debt service obligations, including interest and principal payments. Debt agreements often contain restrictive covenants that may limit our operational flexibility and impose financial constraints. A default under any debt agreement could accelerate repayment and result in a judgment against us, potentially leading to the foreclosure of assets, which would materially adversely affect our business, financial condition, or results of operations.

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

The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or its committees or as our executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, other regulatory action, and potentially civil litigation.

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

The auditor’s opinion on our audited consolidated financial statements for the year ended December 31, 2024, included in this annual report on Form 10-K, contain an explanatory paragraph relating to our ability to continue as a going concern.

The auditor’s opinion on our audited consolidated financial statements for the year ended December 31, 2024 includes an explanatory paragraph stating that our losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our operating obligations raise substantial doubt about our ability to continue as a going concern. While we are pursuing a variety of funding sources and transactions that could raise capital, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our strategic plans. Accordingly, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

Risks Related to our Common Stock

The market price of our common stock is volatile and may fluctuate in a way that is disproportionate to our operating performance.

The market price of our common stock may experience significant volatility due to a variety of factors, including, but not limited to:

●	sales or potential sales of substantial amounts of our common stock;
●	announcements about us or about our competitors or new product introductions;
●	the loss or unanticipated underperformance of our global distribution channels;
●	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;
●	conditions in the cybersecurity and IT services industries;
●	governmental regulation and legislation;
●	variations in our anticipated or actual operating results;
●	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations;
●	foreign currency values and fluctuations; and
●	overall political and economic conditions, including internation developments.

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

We had an aggregate of 11,821,866 issued and outstanding shares of common stock as of December 31, 2024. Approximately 4,838,618 shares were in street name. The remainder of the outstanding shares may be sold, subject to certain volume limitations, pursuant to Rule 144 or other available exemptions. Also, in the future, we may issue additional securities in connection with financings and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding stock. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

If we issue additional shares in the future, it will result in a dilution of our existing stockholders.

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

Our current directors and executive officers, and a former director beneficially own approximately 31.55% of our outstanding capital stock. By virtue of these holdings, they effectively control the election of the members of our Board of Directors, our management, and our affairs and may prevent us from consummating corporate transactions such as mergers, consolidations, or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.

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

On January 10, 2025, we received a notification letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, since we have not yet held an annual meeting of stockholders within twelve months of the end of its December 31, 2023 fiscal year, we are out of compliance with the Nasdaq rules for continued listing (Listing Rules 5620(a) and 5810(c)(2)(G)). The notification letter has no immediate effect on the listing of our securities on the Nasdaq Capital Market.

Under the applicable Nasdaq rules, we had 45 calendar days to submit a plan to regain compliance. If Nasdaq accepted our plan, Nasdaq can grant an exception of up to 180 calendar days from our most recent fiscal year end, or until June 30, 2025, to regain compliance.

We filed a definitive proxy statement on March 5, 2025 for an annual meeting to be held on April 25, 2025 to regain compliance with the applicable Nasdaq Listing Rules.

In the event that we again become non-compliant with Rule 5550(a)(2) and cannot re-establish compliance within the required timeframe, our common stock could be delisted from Nasdaq, which could have a material adverse effect on our financial condition, and which would cause the value of our common stock to decline. If our common stock is not eligible for listing or quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it would become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a national securities exchange.

Following a reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that our reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

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

Our business could be negatively impacted by stockholder activism.

In recent years, stockholder activists have become involved in numerous public companies. Stockholder activists frequently propose to involve themselves in the governance, strategic direction, and operations of companies. Stockholder activists have also become increasingly concerned with companies’ efforts with respect to environmental, sustainability and governance standards. Responding to actions by activist stockholder, such as requests for special meetings, potential nominations of candidates for election to our Board of Directors, requests to pursue a strategic combination or other transaction, or other special requests may disrupt our business and divert the attention of management and employees. In addition, any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could negatively impact our business. Stockholder activism could result in substantial costs. In addition, actions of activist stockholder may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business.

Our share price may be volatile, and you may be unable to sell your shares.

The trading price of our common stock is likely to be highly volatile and these fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our common stock were sold in our initial public offering (IPO) in January 2022 at a price of $75.00 per share, the reported high and low sales prices of our common stock ranged from $0.26 to $138.15 per share through March 24, 2025. Factors that may cause the market price of our common stock to fluctuate include:

●	price and volume fluctuations in the overall stock market from time to time;
●	significant volatility in the market price and trading volume of technology companies in general, and of companies in our industry;
●	actual or anticipated changes in our results of operations or fluctuations in our operating results;
●	whether our operating results meet the expectations of securities analysts or investors;
●	failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;
●	announcements of new products or technologies, commercial relationships, acquisitions, or other events by us or our competitors;
●	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;
●	actual or perceived privacy or data security incidents;
●	litigation involving us, our industry or both;
●	regulatory developments in the United States, foreign countries, or both;
●	general economic conditions and trends;
●	the commencement or termination of any share repurchase program;
●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
●	the availability of our services, security breaches or perceived security breaches, and vulnerabilities;
●	changes in accounting standards, policies, guidelines, interpretations, or principles;
●	actions instituted by activist stockholder or others;
●	major catastrophic events, including those resulting from war, incidents of terrorism, outbreaks of pandemic diseases, such as COVID-19, or responses to these events;
●	sales of large blocks of our stock; or
●	departures of key personnel.

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

Our Chief Information Security Officer is accountable for our overall cybersecurity program in partnership with other business leaders. Our Chief Information Security Officer has extensive experience leading global technology and IT organizations. Team members and outside experts supporting our program have relevant education and information, including security for larger multi-national, publicly traded companies. Our Chief Information Security Officer has leading security certifications, including Certified Information Systems Security Professional (CISSP), memberships in professional associations in the International Information System Security Certification Consortium and Information Systems Security Association, an MBA in Management of Technology, and expertise in private, public and governmental entities. Our information security team remains abreast of the latest cybersecurity advancements, staying informed about potential threats and emerging risk management strategies. This continuous learning is vital for proactively preventing, detecting, mitigating, and remediating cybersecurity incidents. Our information security team is responsible for implementing and supervising processes for ongoing monitoring of our information systems, incorporating advanced security measures and regular system audits to pinpoint vulnerabilities. In the event of a cybersecurity incident, our information security team employs a well-defined incident response plan, comprising immediate actions to minimize impact and long-term strategies for remediation and prevention of future incidents.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including because of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity-related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Our corporate headquarters is in Scottsdale, Arizona where we currently lease approximately 3,300 square feet of office space. We lease one additional office, which we believe is not material to our operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Until January 13, 2022, our common stock was traded under OTC Market Group’s OTCQB. Since January 13, 2022, our common stock has been listed for trading on The Nasdaq Stock Market LLC under the symbol “CISO”.

As of December 31, 2024, there were 755 holders of record of our common stock, and the last reported sale price of our common stock on The Nasdaq Stock Market LLC on March 24, 2025 was $0.4499. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the total number of beneficial owners of our common stock.

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

Unregistered Sales of Equity Securities

In March 2024, we issued 100,000 shares of our common stock to LendSpark Corporation as additional consideration to enter into a loan agreement in which we received gross proceeds for $2,200,000.

In July 2024, we issued 100,000 shares of our common stock to Hudson Global Ventures, LLC as consideration for consulting services.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report and is intended to provide information necessary to understand our audited consolidated financial statements for the year ended December 31, 2024 compared to the year ended December 31, 2023 and highlight certain other information which will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2024 compared to the year ended December 31, 2023. These historical consolidated financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Our Business

We provide a comprehensive suite of cybersecurity consulting and related services built on four critical pillars: Proprietary Software Stack, Compliance, Cybersecurity, and Organizational Culture.

Our services include managed security, compliance assessments, Security Operations Center (SOC) support, virtual Chief Information Security Officer (vCISO) services, incident response, digital forensics, technical assessments, and cybersecurity training. We have developed a unique offering called MCCP+, which integrates all four pillars through a dedicated team of subject matter experts.

Unlike many cybersecurity firms focused on specific technologies or services, we remain technology-agnostic. Our approach is centered around building a world-class team of cybersecurity and compliance experts with diverse skill sets, enabling us to provide truly holistic solutions that address the chronic shortage of highly skilled cybersecurity professionals.

The Proprietary Software Stack is foundational to our approach. We have developed a comprehensive suite of proprietary software solutions powered by machine learning, artificial intelligence (AI), and dark web threat intelligence. These multilayered technologies enhance our cybersecurity effectiveness, improve organizational resilience, and offer real-time insights to our clients, enabling them to stay ahead of evolving threats.

We also emphasize Compliance, working with clients to ensure they meet industry regulations and standards. Compliance assessments, audits, and adherence to best practices are integrated into our services, helping organizations safeguard sensitive information and minimize risk.

The Cybersecurity pillar includes advanced threat detection, incident response, and ongoing risk assessments to protect client systems, networks, and data from evolving cyber threats. Our team applies cutting-edge tools and methodologies to proactively defend against potential breaches, minimizing downtime and mitigating damage.

Finally, we focus on Organizational Culture, recognizing that a strong security-first mindset is essential for resilience. By working with clients to cultivate a culture of security, we help them make security an integral part of their operations, improving both their overall security posture and return on cybersecurity investments.

With a comprehensive portfolio of scalable intellectual property solutions, proprietary software stack, and an end-to-end team of experts, we are well-positioned for organic growth. By optimizing the user experience and leveraging digital interfaces, we can expand our client base without overburdening our service team. This scalability will enable us to drive increased revenue and profit margins concurrently.

Financial Highlights

Our operating results for the year ended December 31, 2024 included the following:

●	Total revenue decreased by $3.2 million to $30.8 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023.

●	Total gross profit increased by $1.9 million to $4.5 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023.

Results of Operations

Comparison of the Year Ended December 31, 2024, to the Year Ended December 31, 2023

Our financial results for the year ended December 31, 2024 are summarized as follows in comparison to the year ended December 31, 2023:

	For the Year Ended
	December 31, 2024	December 31, 2023	Variance

Revenue:
Security managed services	$27,759,209	$30,309,510	$(2,550,301)
Professional services	2,550,677	3,631,629	(1,080,952)
Cybersecurity software	440,809	-	440,809
Total revenue	30,750,695	33,941,139	(3,190,444)

Cost of revenue:
Security managed services	9,296,185	9,951,160	(654,975)
Professional services	465,952	594,248	(128,296)
Cybersecurity software	119,900	-	119,900
Cost of payroll	12,023,206	15,992,060	(3,968,854)
Stock based compensation	4,337,807	4,823,829	(486,022)
Total cost of revenue	26,243,050	31,361,297	(5,118,247)
Total gross profit	4,507,645	2,579,842	1,927,803

Operating expenses:
Professional fees	1,339,010	3,210,625	(1,871,615)
Advertising and marketing	-	449,231	(449,231)
Selling, general and administrative	13,081,606	18,237,796	(5,156,190)
Stock-based compensation	4,676,664	7,712,671	(3,036,007)
Impairment of goodwill	-	35,933,364	(35,933,364)
Total operating expenses	19,097,280	65,543,687	(46,446,407)

Loss from operations	(14,589,635)	(62,963,845)	48,374,210

Other income (expense):
Other income (expense)	(116,061)	245,920	(361,981)
Loss on issuance of convertible notes	(1,022,650)	-	(1,022,650)
Change in fair value of derivative liability	(593,083)	-	(593,083)
Interest expense, net	(3,584,172)	(2,266,573)	(1,317,599)

Total other income (expense)	(5,315,966)	(2,020,653)	(3,295,313)

Loss before income taxes	$(19,905,601)	$(64,984,498)	$45,078,897

Revenue

Security managed services revenue decreased by $2,550,301, or 8%, for the year ended December 31, 2024, as compared to the year ended December 31, 2024, primarily due to lower hardware and software sales.

Professional services revenue decreased by $1,080,952, or 30%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to lower customer projects.

Cybersecurity software revenue increased by $440,809, or 100%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to our initial launch of our suite of internally developed cybersecurity software products.

Expenses

Cost of Revenue

Security managed services cost of revenue decreased by $654,975, or 7%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, due primarily to lower hardware and software sales.

Professional services cost of revenue decreased by $128,296, or 22%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to decreased use of consultants.

Cybersecurity software cost of revenue increased by $119,900, or 100%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to our initial launch of our suite of internally developed cybersecurity software products.

Cost of payroll decreased by $3,968,854, or 25%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to headcount reduction.

Stock-based compensation decreased by $486,022, or 10%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to the timing of recognition of the reversal of expense for options forfeited by former employees, a decrease in the number of options granted in 2024 and certain option grants that had fully vested.

Operating Expenses

Professional fees decreased by $1,871,615, or 58%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to a decrease in accounting, legal and other professional fees incurred related to our periodic SEC filings and our efforts to raise additional capital.

Advertising and marketing expenses decreased by $449,231, or 100%, for the year ended December 31, 2024, as compared to December 31, 2023, due to utilizing internal resources for advertising and marketing activities.

Selling, general, and administrative expenses decreased $5,156,190, or 28%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to our analysis of our carrying amount of intangible assets being impaired for the year ended December 31, 2023, reductions in head count, and lower costs for insurance and lease expenses for the year ended December 31, 2024.

Stock-based compensation expenses decreased by $3,036,007, or 39%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to the timing of recognition of the reversal of expense for options forfeited by former employees, a decrease in the number of options granted in 2024 and certain option grants that had fully vested.

Impairment of goodwill decreased by $35,933,364, or 100%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to our analysis of our carrying amount of goodwill being impaired in 2023.

Other Income (Expense)

Interest expense, net increased by $1,317,599, or 58%, during the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to an increase in our debt assumed and the effective interest rate on such debt.

Loss on issuance of convertible notes increased by $1,022,650, or 100%, during the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to our costs associated with issuing convertible notes exceeding the fair value of convertible notes.

Change in fair value of derivative liability increased by $593,083, or 100%, during the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to an increase in the share price of our common stock to $3.47 per share on December 31, 2024, providing more value as of December 31, 2024 to the holders of the convertible note if they were converted at such time.

Working Capital

Our working capital as of December 31, 2024, as compared to our working capital as of December 31, 2023, is summarized as follows:

	As of
	December 31, 2024	December 31, 2023

Current assets	$3,481,071	$3,690,125
Current liabilities	24,955,647	13,094,693
Working capital (deficit)/surplus	$(21,474,576)	$(9,404,568)

The decrease in current assets is primarily due to an increase in cash and cash equivalents and prepaid cost of revenues of $750,946 and $89,445, respectively, offset by decreases to accounts receivable and prepaid expenses and other current assets of $962,688 and $68,194 respectively. The increase in current liabilities is primarily due to the increase in accounts payable and accrued expenses, loans payable, line of credit, derivative liability, and convertible notes payable of $2,037,617, $817,845, $1,957,938, $2,102,927, and $5,000,002, respectively.

Cash Flows

Our cash flows for the year ended December 31, 2024, as compared to our cash flows for the year ended December 31, 2023, can be summarized as follows:

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(3,841,706)	$(5,920,112)
Net cash used in investing activities	(83,095)	(160,158)
Net cash provided by financing activities	3,914,162	6,193,046
Effect of exchange rates on cash and cash equivalents	(59,214)	(883,497)
Decrease in cash	$(69,853)	$(770,721)

Operating Activities

Net cash used in operating activities was $3,841,706 for the year ended December 31, 2024 and was primarily due to cash used to fund a net loss of $24,243,919, adjusted for non-cash expenses in the aggregate of $17,013,753 and additional cash increases from changes in the levels of operating assets and liabilities in the aggregate of $3,388,460, primarily as a result of an increase in accounts receivable, accounts payable and accrued expenses, and deferred revenue. Net cash used in operating activities was $5,920,112 for the year ended December 31, 2023 and was primarily due to cash used to fund a net loss of $80,231,083, adjusted for non-cash expenses in the aggregate of $64,085,528 and additional cash increases from changes in the levels of operating assets and liabilities in the aggregate of $10,225,443, primarily as a result of an increase in accounts receivable, accounts payable and accrued expenses, and deferred revenue.

Investing Activities

Net cash used in investing activities of $83,095 for the year ended December 31, 2024, was primarily due to cash paid to purchase property and equipment. Net cash used in investing activities of $160,158 for the year ended December 31, 2023, was primarily due to cash paid to purchase property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $3,914,162, which was primarily due to cash received from the sale of our common stock, net proceeds from loans and lines of credit, and convertible notes payable of $154,947, $8,919,412, and $2,065,000, respectively, and offset by the payment of loans and convertible notes payable, and lines of credit of $6,157,484 and $1,067,713, respectively. Net cash provided by financing activities for the year ended December 31, 2023 was $6,193,046, which was primarily due to cash received from the sale of our common stock, and net proceeds from loans and convertible notes payable of $6,655,493 and $11,975,631, respectively, and offset by the payment of loans and convertible notes payable of $12,929,931.

Liquidity

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At December 31, 2024, we had an accumulated deficit of $182,262,606 and working capital deficit of $21,474,576. For the year ended December 31, 2024, we had negative cash flows from operations of $3,841,706. Although our company is showing positive operating cash flows and gross profit trends, we expect to incur further losses through the end of 2025.

To date, we have funded operations primarily through the sale of equity in public offerings, private placements, loan proceeds, and revenue generated by our services. During the year ended December 31, 2024, we received $154,947 from public and private offerings of our common stock and $3,759,215 in net proceeds from our loans and convertible notes payable. On June 27, 2022, our Registration Statement on Form S-3 was declared effective, and we may offer and sell from time to time, in one or more series, any of our securities, for total gross proceeds up to $300,000,000. As of December 31, 2024, we had $291,190,324 of available funding from our S-3 Registration Statement from which we may issue our securities to fund current and future operations.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. However, due to losses incurred, substantial doubt about the Company’s ability to continue as a going concern exists.

We are actively evaluating strategies to obtain the necessary additional funding for future operations. These strategies may include, obtaining equity financing, issuing debt or entering into other financing arrangements, and restructuring of operations to grow revenues and decrease expenses. However, we may be unable to access further equity or debt financing when needed. Consequently, there is no assurance that we will be able to obtain the necessary liquidity when needed or under acceptable terms, if at all.

Our ability to continue as a going concern depends on successfully executing the plan outlined in our Growth Strategy and eventually achieving profitable operations. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Recently Issued Accounting Pronouncements

See Note 3 to our consolidated financial statements for the years ended December 31, 2024 and 2023 included elsewhere in this Annual Report.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Our significant estimates include the allowance for credit losses, the carrying value of intangible assets and goodwill, deferred tax asset and valuation allowance, the valuation of convertible notes, derivative liabilities, the estimated fair value of assets acquired, liabilities assumed and stock issued in business combinations, and assumptions used in the Black-Scholes-Merton pricing model, such as expected volatility, risk-free interest rate, share price, expected dividend rate, and the adequacy of insurance reserves, could be affected by external conditions, including those unique to us and general economic conditions. It is reasonably possible that these external factors could have an effect on our estimates and could cause actual results to differ from those estimates.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are assessed for impairment annually, or more frequently, if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. We perform our annual impairment review of goodwill at the reporting unit level. If we determine the fair value of the reporting unit’s goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of an annual or interim test, an impairment loss is recognized and reflected in operating income or loss in the consolidated statements of operations during the period incurred. We perform our impairment assessment based on a quantitative analysis performed for our reporting unit.

We review finite-lived intangible assets for impairment whenever an event occurs or circumstances change that indicate that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. Should an asset not be recoverable, an impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is recognized in operating income or loss in the consolidated statements of operations during the period incurred.

We performed our annual impairment assessment for 2024 and concluded that no impairment of goodwill was indicated. As of December 31, 2024, we believe such assets are recoverable, however, there can be no assurance that these assets will not be impaired in future periods. Any future impairment charges could adversely impact our results of operations.

See Notes 3 and 7 to our financial statements for additional information regarding goodwill and indefinite-lived assets.

Impairment of Long-lived Assets

We will periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review and at least annually. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily by using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

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

See Note 3 to our consolidated financial statements for the years ended December 31, 2024 and 2023 included elsewhere in this Annual Report for additional information regarding revenue recognition and deferred revenue.

Reimbursed Expenses

We include reimbursed expenses in revenue and cost of revenue as we are primarily responsible for fulfilling the promise to provide the specified service, including the integration of the related services into a combined output to the client, which are inseparable from the integrated service. These costs include such items as consumables, transportation, and travel expenses, over which we have discretion in establishing prices.

Cost of Revenue

Cost of revenue include the following:

●	Compensation and benefits for billable employees and consultants directly involved in delivering service offerings and engagements;
●	Consumables used in the provision of services; and
●	Other expenses directly related to service contracts, such as professional services, meals, and travel expenses.

Volatility in Stock-Based Compensation

We determine the expected stock price volatility based on the historical volatility of our common stock.

Change in fair value of derivative liability

The automatic discounted share-settlement feature of our convertible notes issued in December 2024 is an embedded derivative requiring bifurcation accounting as (1) the feature was not clearly and closely related to the debt host and (2) the feature met the definition of a derivative under ASC 815 (Derivatives and Hedging).

The bifurcated embedded features were initially recorded on the balance sheet at their fair value on the date of issuance. After the initial recognition, the fair value of the embedded derivative feature changed over time due to changes in our share price. The change in fair value has been included in our statement of operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” nor a non-accelerated filer.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our Directors and Executive Officers. The age of each Director and Executive Officer listed below is given as of March 24, 2025.

Name	Age	Position
David G. Jemmett	58	Chief Executive Officer and Director
Debra L. Smith	54	Chief Financial Officer
Kyle J. Young	42	Interim Chief Operating Officer
Andrew K. McCain (1) (2)	62	Director
Phillip Balatsos (1) (3)	47	Director
Mohsen (Michael) Khorassani (2)(3)	58	Director
Andrew Hancox (1) (2) (3)	53	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Governance and Nominating Committee

Our Executive Officers

David G. Jemmett – Chief Executive Officer and Director

Mr. Jemmett has served as our Chief Executive Officer and a director since the company’s formation in March 2019. He founded GenResults in June 2015, which was acquired by our company in April 2019. Prior to this, he served as Chief Executive Officer of NantCloud, LLC in 2014, a provider of secure cloud-hosted applications for healthcare, and as Chief Technology Officer of NantWorks, LLC, the parent company of the “Nant” family of companies. From 2005 to 2013, Mr. Jemmett was the founder and Chief Executive Officer of ClearDATA Networks Corporation, a leading HIPAA-compliant hosting company specializing in healthcare.

Mr. Jemmett has deep expertise in both technology and business, having led innovation in the cybersecurity and healthcare technology sectors. He is a recognized leader, having appeared on CBS, CNN, MSNBC, and CSPAN, and testified before the U.S. Senate Subcommittee on Telecommunications and Internet Security in 1998. Mr. Jemmett is also a published author and today sits on the Forbes technology counsel. With extensive leadership experience, a strong technical background, and significant equity ownership, Mr. Jemmett is well-positioned to lead our company and serve as a director.

Debra L. Smith – Chief Financial Officer

Ms. Smith has served as our Chief Financial Officer since June 2021. Ms. Smith previously served as a director on our Board of Directors from May 2023 to January 2025. Ms. Smith served as our Executive Vice President of Finance and Accounting from February 2021 to June 2021. Prior to joining our company, Ms. Smith served as Executive Vice President of Finance at Arrivia Inc. from January 2020 to February 2021 and Controller and, subsequently, Chief Accounting Officer at BeyondTrust from October 2016 to January 2020. Ms. Smith received a Bachelor of Science degree in Accounting, Summa Cum Laude, from DeVry University and a Master’s degree in Counseling with Honors from Argosy University.

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

Our Directors

Andrew K. McCain – Director

Mr. McCain has served as a director of our company since May 2019. He has served as the President and Chief Executive Officer for Hensley Beverage Company since January 2024, and previously served as President and Chief Operating Officer from 2014 through January 2024. He is Chairman of Hensley Employee Foundation and a Patrons Committee member of United Methodist Outreach Ministries’ New Day Centers. He is past Chairman of the Board of the Fiesta Bowl, past Chairman of the Anheuser-Busch National Wholesaler Advisory Panel, past Chairman of the Greater Phoenix Chamber of Commerce, past board member of the Arizona Super Bowl Host Committee, and past board member of the Arizona 2016 College Football Championship Local Organizing Committee. Mr. McCain received his Bachelor of Arts in Mathematics in 1984 and an MBA in 1986 from Vanderbilt University.

We believe Mr. McCain is qualified for service as a director of our company due to his significant business experience and leadership.

Phillip Balatsos – Director

Mr. Balatsos has served as a director of our company since January 2025. As Vice President at XP Investments US LLC, he has significantly expanded the firm’s presence in North America and Europe, achieving a 300% increase in FX revenue. Previously, Mr. Balatsos was Director at Barclays Capital, where he managed high-value institutional relationships and led joint ventures that boosted annual revenues by millions. He began his career at Credit Suisse, rapidly advancing to Vice President supporting hedge fund sales. His entrepreneurial ventures include owning Thomas-Mackey Veterinarian Service, SeaPath Advisory LLC, and TwoMacks Properties LLC, which demonstrate his diverse expertise. He also served on the Board of Directors for Sadot Group Inc., contributing to the company’s strategic growth. Mr. Balatsos holds a Bachelor of Science in Business Administration from Skidmore College and has received leadership recognition in various roles.

We believe Mr. Balatsos is qualified for service as a director of our company due to his significant experience with financial markets and his executive and board experience at other companies.

Mohsen (Michael) Khorassani – Director

Mr. Khorassani has served as a director since January 2025. He has served as founder and CEO of Orion 4, a corporate advisory firm, since March of 2019 where he has served as capital markets, business development and marketing advisor for many public and private companies. Before founding Orion, he spent nineteen years at Oppenheimer Private Client Division as Director of Investments focused on building and developing a successful wealth management practice. He was responsible for advising both high net-worth and institutional clients. Prior to joining Oppenheimer, he served as a Vice President at Oscar Gruss & Son, an institutional NYSE member firm where he was responsible for helping build the firm’s retail division. His responsibilities included recruiting advisors, managing teams, and sales and trading. Prior to Oscar Gruss and Son, he spent four years at Gruntal and Co. as V.P of Investments. He started his financial services career at Lehman Brothers two years earlier. Mr. Khorassani has demonstrated extensive understanding of the capital markets over his thirty years of Wall Street experience and brings with him a wealth of knowledge and a deep bench of personal relationships.

We believe Mr. Khorassani is qualified for service as a director of our company due to his significant experience in financial markets and leadership experience with publicly traded companies.

Andrew Hancox – Director

Mr. Hancox has served as a director since January 2025. As the Founder and Managing Member of Block 8 Ventures, he has successfully invested in over 25 blockchain projects and provided strategic consulting to high-growth companies. Previously, he co-founded Katapult (NASDAQ: KPLTW) and served as COO, raising over $250M in capital and expanding the team to 100+ members. Andrew’s experience includes a role as an analyst at Permian Investment Partners, where he evaluated and recommended equity investments, and as the Co-Founder and CEO of Anderson Audio Visual, growing the company to $40M in sales. His educational background includes studies in Law and Mathematics from Victoria University (New Zealand) and a Private Equity and Investment Banking Program from the Institute of Banking and Finance (New York). Mr. Hancox is also a lead mentor at Entrepreneurs Roundtable Accelerator and Parallel 18, an accomplished skier, marathon runner, and avid traveler, having visited 107 countries. Originally from New Zealand, he currently splits his time between New York, NY and San Juan, PR.

We believe Mr. Hancox is qualified for service as a director of our company due to his significant experience in investment analysis and leadership positions with other companies.

Pursuant to that certain Securities Purchase Agreement, dated December 10, 2024, by and among the company and certain investors (as defined therein), Messrs. Baltsos, Khorassani, and Hancox were appointed to the Board of Directors.

Board Constitution

Our Board of Directors currently consists of five members. All directors hold office until the next annual meeting of stockholders. At each annual meeting of stockholders, the successors to directors whose terms then expire are elected to serve from the time of election and qualification until the next annual meeting following election.

Director Independence

Our Board of Directors is comprised of a majority of independent directors, as “independence,” is defined by the listing standards of The Nasdaq Stock Market and by the SEC. Our Board of Directors has concluded that each of Messrs. McCain, Balatsos, Khorassani and Hancox are “independent”, having concluded that any relationship between such director and our company, in its opinion, does not interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Mr. Jemmett is an employee director.

Board Committees

Our Board of Directors has three standing committees: the Audit Committee, the Compensation Committee, and Governance and Nominating Committee.

Audit Committee

The Audit Committee of our Board of Directors was established in accordance with Rule 10A-3 promulgated under the Exchange Act. The current members of our Audit Committee are Messrs. McCain, Hancox, and Balatsos with Mr. McCain serving as the chair. Each member of the Audit Committee meets the independence and other requirements to serve on our Audit Committee under The Nasdaq Stock Market Rules and the rules of the SEC. In addition, our Board of Directors determined that each of Messrs. McCain, Hancox, and Balatsos is considered an “audit committee financial expert” as defined in the rules of the SEC.

Former directors Reid S. Holbrook and Ernest M. (Kiki) VanDeWeghe, III, served on the Audit Committee during fiscal year 2024 until their resignation in January 2025.

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

Compensation Committee

We have a standing Compensation Committee of our Board of Directors. The members of our Compensation Committee are Messrs. Khorassani, Hancox, and McCain, with Mr. Khorassani serving as the chair. Each member of the Compensation Committee meets the independence and other requirements to serve on our Compensation Committee under The Nasdaq Stock Market Rules and the rules of the SEC.

Former directors Reid S. Holbrook and Ernest M. (Kiki) VanDeWeghe, III, served on the Compensation Committee during fiscal year 2024 until their resignation in January 2025.

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

Governance and Nominating Committee

We have a standing Governance and Nominating Committee of our Board of Directors. The current members of our Governance and Nominating Committee are Messrs. Balatsos, Khorassani and Hancox, with Mr. Hancox serving as the chair. Each of Messrs. Balatsos, Khorassani and Hancox meets the independence and other requirements to serve on our Governance and Nominating Committee under The Nasdaq Stock Market Rules and the rules of the SEC.

Former directors Reid S. Holbrook, Ret. General Robert C. Oaks, and Ernest M. (Kiki) VanDeWeghe, III, served on the Governance and Nominating Committee during fiscal year 2024 until their resignation in January 2025.

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

Based solely on our review of such reports and certain representations from each reporting person, we believe that during 2024, all Section 16(a) filing requirements were satisfied on a timely basis.

Inside Trading Policy Disclosure

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other disposition of our securities by our directors, officers, and employees. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Fiscal 2024 Summary Compensation Table

The following table shows the total compensation paid or accrued during the years ended December 31, 2024 and 2023 to our Chief Executive Officer, and our next two most highly compensated executive officers who were serving as executive officers on December 31, 2024, (collectively, our “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)

David G. Jemmett	2024	339,295	-	-	-	-	-	825	340,120
Chief Executive Officer	2023	315,105	62,500	-	-	-	-	14,118	391,723

Debra L. Smith	2024	295,255	-	-	-	-	-	825	296,080
Chief Financial Officer	2023	280,642	53,125	-	-	-	-	7,576	341,343

Kyle J. Young	2024	295,255	-	-	-	-	-	825	296,080
Interim Chief Operating Officer (3)	2023	274,392	48,000	-	-	-	-	12,168	334,560

(1)	The amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive officer, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

(2)	The amounts in the “All Other Compensation” column consist of certain benefits provided to our NEOs, which are generally available to our similarly situated employees. For Mr. Jemmett, Ms. Smith, and Mr. Young the amounts in this column consist of a technology stipend ($825).

(3)	Mr. Young was appointed to serve as our Interim Chief Operating Officer on March 31, 2023.

Outstanding Equity Awards as of December 31, 2024

The following table summarizes the outstanding equity awards held by each named executive officer as of December 31, 2024.

Name	Grant Date		Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

David G. Jemmett	-		-	-	-	-

Debra L. Smith	February 1, 2021	(1)	33,332	-	30.00	February 1, 2026
	December 31, 2021	(2)	250	82	75.00	December 31, 2031
	January 14, 2022	(1)(3)	32,361	972	45.30	January 14, 2032

Kyle J. Young	February 1, 2021	(1)	33,332	-	30.00	February 1, 2026
	December 31, 2021	(2)	250	82	75.00	December 31, 2031
	January 14, 2022	(1)(3)	32,361	972	45.30	January 14, 2032

(1)	30% of the shares underlying this option vested on the one-year anniversary of the grant date with the remainder vesting month over the subsequent 24-month period.

(2)	25% of the shares underlying this option vested on the one-year anniversary of the grant date with the remainder vesting monthly over the subsequent 36-month period.

(3)	On August 22, 2022, we repriced these option grants to reflect an exercise price equal to the fair value of our common stock. Vesting provisions of these option grant remained on the same terms as the original option grant.

Policies and Practices Related to the Grant of Certain Equity Awards

We do not have any formal policies or practices regarding the timing of awards of options in relation to the disclosure of material nonpublic information. Our Board of Directors and Compensation Committee do not take material nonpublic information into account when determining the timing and terms of such awards, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The timing of any awards of options to executive officers in connection with new hires, promotions, or other non-routine grants is generally tied to the event giving rise to the award, such as an executive officer’s commencement of employment or promotion effective date. As a result, the timing of the award of options occurs independent of the release of any material nonpublic information. However, we have not made any grants of stock options since 2022.

Retirement Plans

We maintain a tax-qualified Section 401(k) retirement savings plan for our executive officers and other employees who satisfy the eligibility requirements. Under this plan, participants may elect to make pre-tax or Roth contributions of up to a certain portion of their current compensation, not to exceed the applicable statutory income tax limitation. We intend for the plan to qualify under Section 401(a) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), enabling contributions by participants to the plan, and income earned on plan contributions, to not be taxable to participants until withdrawn from the plan.

Employment Agreements with our Named Executive Officers

David G. Jemmett

On September 30, 2019, we entered into an employment agreement with Mr. Jemmett to serve as our Chief Executive Officer (the “Jemmett Employment Agreement”). The Jemmett Employment Agreement is evergreen and can be terminated by either party. Pursuant to the Jemmett Employment Agreement, the Board of Directors approved an increase to Mr. Jemmett’s annual base salary from $250,000 to $375,000 and may be increased hereafter from time to time at the discretion of the Board of Directors. Mr. Jemmett’s base salary may be increased in accordance with our normal compensation and performance review policies. He is entitled to receive a discretionary annual bonus of up to 100% of his annual base salary, at the discretion of our Board of Directors, based on performance and our objectives. Subject to approval by our Board of Directors, Mr. Jemmett is entitled to stock options under our 2019 Equity Incentive Plan. The stock options will vest at 33% on the one-year anniversary of the Jemmett Employment Agreement and the remaining 66% of the options will vest monthly over the next 12 months. As of December 31, 2024, our Board of Directors had not approved or granted any stock options to Mr. Jemmett. On December 31, 2023, a bonus of $187,500 was accrued for Mr. Jemmett but has not yet been paid. As of December 31, 2024, $34,142 of base salary was accrued and unpaid to Mr. Jemmett. Mr. Jemmett is also eligible to participate in our standard benefit plans.

Debra L. Smith

On December 31, 2020, we entered into an employment agreement with Ms. Smith to serve as our Executive Vice President of Finance, effective as of February 1, 2021 (the “Smith Employment Agreement”). Pursuant to the Smith Employment Agreement, the Board of Directors approved an increase to Ms. Smith’s annual base salary from $200,000 to $350,000 and may be increased hereafter from time to time at the discretion of the Board of Directors. Ms. Smith also earns a guaranteed bonus of $60,000 to be paid quarterly, and an additional $60,000 at the end of each fiscal year at the discretion of our Board of Directors. On December 31, 2023, a bonus of $114,375 was accrued for Ms. Smith but has not yet been paid. As of December 31, 2024, $53,285 of base salary was accrued and unpaid to Ms. Smith. Ms. Smith is also eligible to participate in our standard benefit plans. On June 18, 2021, we appointed Ms. Smith to serve as Chief Financial Officer. The terms of the original Smith Employment Agreement remained in force.

Kyle J. Young

On March 31, 2023, we entered into an employment agreement with Mr. Young to serve as our Chief Operating Officer (the “Young Employment Agreement”). The Young Employment Agreement is evergreen and can be terminated by either party. Pursuant to the Young Employment Agreement, the Board of Directors approved an increase to Mr. Young’s annual base salary from $200,000 to $350,000, and an annual bonus between 20% and 100% of base annual salary at the discretion of our Board of Directors. On December 31, 2023, a bonus of $142,500 was accrued for Mr. Young but has not yet been paid. As of December 31, 2024, $53,285 of base salary was accrued and unpaid to Mr. Young. Mr. Young is also eligible to participate in our standard benefit plans.

Director Compensation

The following table sets forth for each non-employee director certain information concerning their compensation for the year ended December 31, 2024:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Reid S. Holbrook	-	-	-	-	-	-	-
Andrew K. McCain	-	-	-	-	-	-	-
Ret. General Robert C. Oaks	-	-	-	-	-	-	-
Ernest M. (Kiki) VanDeWeghe, III	-	-	-	-	-	-	-
Brett Chugg	-	-	44,820	-	-	-	44,820

Notes:

(1)	All directors receive reimbursement for reasonable out-of-pocket expenses in attending Board meetings and for participating in our business.

(2)	The amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 10 to our consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 24, 2025 for (a) the named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 24, 2025 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 16,458,933 shares of common stock outstanding on March 24, 2025.

Security Ownership of Certain Beneficial Holders

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent
Jemmett Enterprises, LLC	4,429,000	(2)	26.91%
Stephen H. Scott, Jr.	1,203,335	(3)	7.31%

Security Ownership of Directors and Executive Officers

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent
David G. Jemmett	4,629,001	(4)	28.12%
Debra L. Smith	66,955	(5)	*
Kyle J. Young	66,955	(5)	*
Phillip Balatsos	—		—
Mohsen (Michael) Khorassani	—		—
Andrew Hancox	—		—
Andrew K. McCain	585,001	(6)	3.43%
Directors & Executive Officers as a Group (7 persons)	5,347,912	(7)	31.55%

Notes:

*	Less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise indicated, the address of record is c/o CISO Global, Inc., 6900 E. Camelback Road, Suite 900, Scottsdale, Arizona 85251.

(2)	Mr. Jemmett is the managing member of Jemmett Enterprises, LLC and has voting and dispositive power over such shares.

(3)	Consists of (i) 853,334 shares held directly by Mr. Scott; (ii) 333,334 shares beneficially held by TVMT LLC; and (iii) 16,667 shares beneficially held by JLS 401k Trust.

(4)	Consists of (i) 4,429,000 shares held by Jemmett Enterprises, LLC, of which Mr. Jemmett is the managing member and has voting and dispositive power over such shares; (ii) 133,334 shares held by Xander LLC, of which Mr. Jemmett and his wife are the sole members and have voting and dispositive power over such shares; and (iii) 66,667 shares held by Dana Borgman Trust.

(5)	Consists of 66,955 shares issuable upon exercise of options exercisable within 60 days after March 24, 2025.

(6)	Consists of (i) 25,001 shares held indirectly as executor of the Andrew and Lucy McCain Family Trust, for which Mr. McCain has voting and dispositive power; (ii) 200,001 shares held by Hensley & Company, for which Mr. McCain has voting and dispositive power; (iii) 26,666 shares issuable upon the exercise of options exercisable within 60 days after March 24, 2025; and (iv) 333,333 shares issuable upon the conversion of a note payable held by Hensley & Company.

(7)	Includes 160,576 shares issuable upon the exercise of stock options and 333,333 shares issuable upon conversion of a note payable.

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our equity compensation plans as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,523,691	$37.34	4,814,330

Equity compensation plans not approved by security holders	—	—	—

Total	1,523,691	$37.34	4,814,330

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, during the year ended December 31, 2024, there were no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

Independent Consulting Agreement with Stephen Scott

In August 2020, we entered into an Independent Consulting Agreement with Stephen Scott, a significant stockholder due to his beneficial ownership, with respect to advisory and consulting services relating to our strategic and business development, and sales and marketing. Mr. Scott received a consulting fee of $11,500 per month for such services until July 2023.

In July 2023, we entered into an Independent Consulting Agreement with Mr. Scott, as amended in June 2024, to provide, on a non-exclusive basis, advisory and consulting services relating to our strategic and business development, intellectual property development, banking relationships, and strategic mergers and acquisitions for a period of one year. Mr. Scott will receive a consulting fee of $15,000 per month for such services under the terms of this agreement. During the years ended December 31, 2024 and 2023, we paid consulting fees to Mr. Scott in the amounts of $180,000 and $159,000, respectively.

Managed Services Agreement with Hensley Beverage Company

In July 2021, we entered into a 1-year Managed Services Agreement with Hensley Beverage Company, an entity affiliated with Mr. McCain, a director of our company, to provide secured managed services. We also may be engaged by Hensley Beverage Company from time to time to provide other related services outside the scope of the Managed Services Agreement. While the agreement provides for a term through December 31, 2021, the agreement will continue until terminated by either party. For the years ended December 31, 2024 and 2023, we received $2,283,995 and $1,417,398, respectively from Hensley Beverage Company for contracted services and had an outstanding receivable balance of zero and $152,213 as of December 31, 2024 and 2023, respectively. The payments received during the year ended December 31, 2024, included a payments for future services, of which $191,633 remains outstanding.

Convertible Note Payable with Hensley Beverage Company

In March 2023, we issued an unsecured convertible note to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest was due on March 20, 2025. At any time prior to or on the maturity date, Hensley & Company was permitted to convert all or any portion of the outstanding principal amount and all accrued and unpaid interest thereon into shares of our common stock at a conversion price of $18.00 per share. During the year ended December 31, 2024 and 2023, we recorded interest expense of $500,000 and $388,888, respectively, and as of December 31, 2024 and 2023, we had accrued interest of $888,888 and $388,888, respectively. Andy McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company.

Director Independence

See “Directors, Executive Officers and Corporate Governance – Director Independence” and “Directors, Executive Officers and Corporate Governance – Board Committees” in Item 10 above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee has appointed Semple, Marchal & Cooper, LLP (“SMC”) to audit the consolidated financial statements of our company for the fiscal year ending December 31, 2024. The following table sets forth the fees billed to our company for professional services rendered by SMC for the years ended December 31, 2024 and 2023:

Services	2024	2023
Audit fees (1)	$506,078	$498,395
Audit-related fees (2)	30,571	51,863
Tax fees (3)	90,600	65,827
All other fees(4)	-	17,235
Total fees	$627,249	$633,320

(1)	Audit fees consisted of billing for professional services normally provided in connection with statutory and regulatory filings, including (i) fees associated with the audits of our financial statements for the years ended December 31, 2024 and 2023 and, (ii) fees associated with quarterly reviews for the quarters ended March 31, 2024 and 2023, June 30, 2024 and 2023, and September 30, 2024 and 2023.

(2)	Audit related fees consisted of billings for professional services for reviews of our periodic filings under form 10-K and 10-Q and employee benefit plan audit for the years ended December 31, 2024 and 2023.

(3)	Tax fees consisted primarily of tax related advisory and preparation services.

(4)	Fees for permitted services other than the services reported in audit fees, audit-related fees, and tax fees.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of the report:

(1)	For a list of the financial statements included herein, see the index to the financial statements beginning on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(2)	Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(b)	Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Agreement for the Purchase and Sale of Limited Liability Company Interests of GenResults, LLC dated April 12, 2019	10-12G	10.1	10/2/2019
2.2**	Agreement and Plan of Merger by and among the Registrant, TalaTek, LLC, TalaTek Merger Sub and Baan Alsinawi dated September 23, 2019	10-12G	2.2	10/2/2019
2.3	Stock Purchase Agreement by and among the Registrant, Technologyville, Inc. and Brian Yelm dated May 25, 2020	8-K	10.1	5/29/2020
2.4	Share Purchase Agreement among the Registrant, Clear Skies Security, LLC and all of its Members dated July 31, 2020	8-K	10.1	8/6/2020
2.5**	Agreement and Plan of Merger by and among the Registrant, Alpine Merger Sub, LLC, Alpine Security, LLC and Christian Espinosa dated December 16, 2020	8-K	10.1	12/21/2020
2.6**	Amended and Restated Agreement and Plan of Merger by and among the Registrant, Catapult Acquisition Merger Sub, LLC, Catapult Acquisition Corporation, the shareholders of Catapult Acquisition Corporation and Darek Hahn dated July 26, 2021	8-K	10.1	08/02/2021
2.7**	Stock Purchase Agreement by and among the Registrant, Atlantic Technology Systems, Inc., Atlantic Technology Enterprises, Inc., and James Montagne and Miriam Montagne as sole shareholders, dated October 1, 2021	8-K	10.1	10/07/2021
2.8**	Agreement and Plan of Merger by and among the Registrant, RED74 Merger Sub, LLC, RED74 LLC, Ticato Holdings, Inc. and Tim Coleman dated October 8, 2021	8-K	10.1	11/15/2021
2.9**	Stock Purchase Agreement by and among the Registrant, Southford Equities, Inc., a British Virgin Islands based company and David Esteban Alfaro Medina, Roberto Andrés Arriagada Poblete and Camilo Orlando Garrido Briones dated December 1, 2021	8-K	10.1	12/06/2021
2.10	Stock Purchase Agreement among the Registrant and certain shareholders of True Digital Security Inc. dated January 5, 2022	8-K	10.1	01/06/2022
2.11**	Agreement and Plan of Merger among the Registrant and certain shareholders of True Digital Security Inc. dated January 5, 2022	8-K	10.2	01/06/2022
2.12	Stock Purchase Agreement by and among the Registrant and Southford Equities, Inc., David Esteban Alfaro Medina, Roberto Andrés Arriagada Poblete, Camilo Orlando Garrido Briones, dated July 1, 2024	8-K	10.1	07/05/2024
2.13	Stock Purchase Agreement by and among the Registrant and CT Group, LP, Alejandro Torchio, Datadeck, LP, Diego Cabai, Woodface, LP, Rodrigo Astorga. VMT Technologies, LP, José Williams Torres Valenzuela, Quijote Ventures, LP, Lucio Quijano, dated July 1, 2024.	8-K	10.2	07/05/2024
2.14	Stock Purchase Agreement by and among the Registrant and Itada Equities, Inc., Lilian Andre Espinosa Villarroel, Lorenzo Espinoza Labra, dated July 1, 2024	8-K	10.3	07/05/2024
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	08/15/2022
3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	04/10/2023
3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	03/07/2024
3.2	Second Amended and Restated By-laws of the Registrant	8-K	3.1	10/10/2023
4.1	Form of Common Stock Certificate of the Registrant	10-K	4.1	03/30/2020
4.2	Description of Securities Registered under Section 12 of the Exchange Act	10-K	4.2	04/16/2024
4.3	Form of Underwriter Warrant	S-1	4.3	12/14/2021
4.4	Form of Placement Agent Warrant	8-K	4.1	05/17/2023
10.1#	2019 Equity Incentive Plan, as amended	10-Q	10.3	08/15/2022
10.2#	Form of Stock Option Agreement	10-K	10.3	04/15/2022
10.3#	Employment Agreement between the Registrant and David G. Jemmett dated September 30, 2019	10-12G	10.2	010/2/2019
10.4#	Employment Agreement by and between Debra L. Smith and the Registrant dated December 31, 2020	10-K	10.10	04/15/2022
10.5#	Employment Agreement by and between Kyle J. Young and the Registrant dated March 30, 2023	10-K	10.7	03/31/2023
10.6	Form of Lockup Agreement	S-1/A	10.14	01/07/2022
10.7	Purchase Agreement, dated March 20, 2023, by and between the Registrant and Hensley & Company dba Hensley Beverage Company	8-K	10.1	03/20/2023
10.7(a)*	Amendment Number One to Purchase Agreement and the Note dated March 20, 2023, by and between the Registrant and Hensley & Company dba Hensley Beverage Company
10.8	10% Unsecured Convertible Note by the Registrant payable to Hensley & Company, dated March 20, 2023	8-K	10.2	03/20/2023
10.9#	2023 Equity Incentive Plan	S-8	10.2	10/31/2023
10.10	Placement Agency Agreement, dated May 16, 2023, by and between the Registrant and each Purchaser thereto	8-K	10.2	05/17/2023
10.11	Form of Securities Purchase Agreement, dated May 16, 2023, by and between the Registrant and each Purchasers thereto	8-K	10.1	05/17/2023
10.12	Form of Intellectual Property Buy-Back Purchase Agreement	8-K	10.1	12/04/2024
10.13	Form of Promissory Note	8-K	10.2	12/04/2024
10.14	Form of Convertible Note by the Registrant and payable to Target Capital 14, LLC.	8-K	10.2	12/16/2024
10.15	Form of Convertible Note by the Registrant and payable to Secure Net Capital, LLC.	8-K	10.3	12/16/2024
10.16	Form of Common Stock Purchase Warrant by the Registrant and Target Capital 14, LLC.	8-K	10.4	12/16/2024
10.17	Form of Common Stock Purchase Warrant by the Registrant and Secure Net Capital, LLC.	8-K	10.5	12/16/2024
10.18	Form of Registration Rights Agreement dated December 10, 2024, by and between the Registrant and Purchasers thereto	8-K	10.6	12/16/2024
10.19	Placement Agency Agreement dated December 10, 2024, by and between the Registrant and each Purchaser thereto	8-K	10.7	12/16/2024
10.20	Securities Purchase Agreement dated December 10, 2024, between Registrant and the Purchasers thereto	8-K	10.1	12/16/2024
19.1*	CISO Global, Inc. Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Semple, Marchal & Cooper LLP
23.2*	Consent of Semple, Marchal & Cooper LLP
23.3*	Consent of Baker Tilly Chile Ltda.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
97.1	CISO Global, Inc. Executive Officer Incentive Compensation Recovery Policy	10-K	97.1	04/16/2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

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

CISO GLOBAL, INC.

By:	/s/ David G. Jemmett
Name:	David G. Jemmett
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David G. Jemmett
Name:	David G. Jemmett
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	March 31, 2025

By:	/s/ Debra L. Smith
Name:	Debra L. Smith
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	March 31, 2025

By:	/s/ Andrew K. McCain
Name:	Andrew K. McCain
Title:	Director
Date:	March 31, 2025

By:	/s/ Phillip Balatsos
Name:	Phillip Balatsos
Title:	Director
Date:	March 31, 2025

By:	/s/ Mohsen (Michael) Khorassani
Name:	Mohsen (Michael) Khorassani
Title:	Director
Date:	March 31, 2025

By:	/s/ Andrew Hancox
Name:	Andrew Hancox
Title:	Director
Date:	March 31, 2025

CISO GLOBAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2024 AND 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

CISO Global, Inc. and Subsidiaries

Scottsdale, Arizona

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CISO Global, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2024 and 2023, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the combined financial statements of the Company’s wholly-owned “South American Subsidiaries,” which include the consolidated balance sheet of Arkavia Networks SpA. and its wholly-owned subsidiaries Arkavia Networks Limitada and Arkavia Networks, as of December 31, 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the 6 months and the year ended July 1, 2024 (the date of disposition) and December 31, 2023, respectively; the combined balance sheet of Servicios Informaticos CUATROi, S.P.A., Comercializadora CUATROi S.P.A., CUATROi Peru S.A.C., and CUATROi S.A.S. (entities under common ownership and management) as of December 31, 2023 and the related combined statements of operations, stockholder’s equity, and cash flows for the 6 months and year ended July 1, 2024 (the date of disposition) and December 31, 2023, respectively; and the combined balance sheet of NLT Networks, S.P.A., NLT Tecnologias, Limitada, NLT Servicios Profesionales, S.P.A. and White and Blue Solutions, LLC (entities under common ownership and management) as of December 31, 2023 and the related combined statements of operations, stockholders’ equity, and cash flows for the 6 months and year ended July 1, 2024 (the date of disposition) and December 31, 2023, respectively; and the related notes (collectively “combined financial statements”). The combined financial statements of the South American Subsidiaries reflect total assets of $21.9 million at December 31, 2023, and total revenues of $8.4 million and $23.1 million for the 6 months ended July 1, 2024 (the date of disposition) and the year ended December 31, 2023, respectively. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the South American Subsidiaries, is based solely on the report of the other auditors.

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

Phoenix, Arizona

March 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

www.bakertilly.cl

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of
CISO Global, Inc.
1/2

Report on the financial statements

We have audited the combined balance sheets of CISO Global Latam comprising the companies Arkavia Networks SpA. and its wholly-owned subsidiaries Arkavia Networks Limitada and Arkavia Networks (collectively "Arkavia"), as of December 31, 2023, and the related combined statements of operations, stockholders' equity and cash flows for the year ended December 31, 2023, and the period from January 1, 2024 through July 1, 2024 (Disposal), the combined balance sheets of Servicios Informaticos CUATROi, SpA., Comercializadora CUATROi SpA., CUATROi Peru S.A.C., and CUATROi S.A.S. (entities under common ownership and management, collectively "CUATROi"), and the related statements of operations, stockholders' and cash flows for the year ended December 31, 2023, and the period from January 1, 2024 through July 1, 2024 (Disposal), and the combined balance sheets of NLT Networks, SpA., NLT Tecnologias, Limitada, NLT Servicios Profesionales, SpA. (entities under common ownership and management, collectively ("NLT") for the year ended December 31, 2023, and the related combined statements of operations, stockholders' equity and cash flows for the year ended December 31, 2023, and the period from January 1, 2024 through July 1, 2024 (Disposal); and the related notes (collectively "combined financial statements") (Arkavia, together with CUATROi and NLT, the "Company"). In our opinion, such combined financial statements present fairly, in all material respects the combined financial position as of December 31, 2023, and the results of its combined operations and its cash flows for the period then ended and for the period from January 1, 2024 through July 1, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

AUDITORÍA · CONSULTORÍA · ASESORÍAS TRIBUTARIAS

Baker Tilly Chile trading as Baker Tilly is a member of the global network of Baker Tilly International Ltd., the members of which are separate and independent legal entities.

www.bakertilly.cl

CISO Global, Inc.
2/2

Our audits includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined statements of income and the combined statement of cash flows of the companies comprising CISO Global Latam. It also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audit provides a reasonable basis for our opinion.

CLAUDIO SILVA MORALES **BAKER TILLY CHILE LTDA.**

Santiago, Chile, March 31, 2025.

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

CISO GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS

Current Assets:
Cash and cash equivalents	$992,589	$241,643
Accounts receivable, net	1,837,521	2,800,209
Prepaid cost of revenue	334,143	244,698
Prepaid expenses and other current assets	137,725	205,919
Contract asset	179,093	197,656
Assets of business held for sale	-	22,600,715
Total Current Assets	3,481,071	26,290,840

Property and equipment, net	730,511	1,052,637
Right of use asset, net	537,173	762,228
Intangible assets, net	1,802,214	3,546,580
Goodwill	19,900,550	19,900,550
Prepaid cost of revenue, net of current portion	73,021	32,375
Other assets	129,916	70,173

Total Assets	$26,654,456	$51,655,383

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$9,635,086	$7,597,469
Deferred revenue	1,365,315	1,371,637
Lease liability	170,289	219,342
Loans payable	2,674,090	1,856,245
Line of credit	1,957,938	-
Derivative liability	2,102,927	-
Convertible notes payable	2,050,002	2,050,000
Convertible notes payable, related party	5,000,000	-
Liabilities of business held for sale	-	16,666,096
Total Current Liabilities	24,955,647	29,760,789

Long-term Liabilities:
Deferred revenue, net of current portion	84,403	84,294
Loans payable, net of current portion	37,272	74,542
Convertible notes payable, related party	-	5,000,000
Lease liability, net of current portion	428,070	596,307

Total Liabilities	25,505,392	35,515,932

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.00001 par value; 300,000,000 shares authorized; 11,821,866 and 11,949,959 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	123	119
Preferred stock, $.00001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding on December 31, 2024 and December 31, 2023, respectively	-	-
Additional paid-in capital	183,707,063	172,837,842
Treasury stock, at cost (502,137 and zero shares)	(290,737)	-
Accumulated translation adjustment	(4,779)	1,320,177
Accumulated deficit	(182,262,606)	(158,018,687)
Total Stockholders’ Equity	1,149,064	16,139,451

Total Liabilities and Stockholders’ Equity	$26,654,456	$51,655,383

The accompanying footnotes are an integral part of these consolidated financial statements.

CISO GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended
	December 31, 2024	December 31, 2023

Revenue:
Security managed services	$27,759,209	$30,309,510
Professional services	2,550,677	3,631,629
Cybersecurity software	440,809	-
Total revenue	30,750,695	33,941,139

Cost of revenue:
Security managed services	9,296,185	9,951,160
Professional services	465,952	594,248
Cybersecurity software	119,900	-
Cost of payroll	12,023,206	15,992,060
Stock based compensation	4,337,807	4,823,829
Total cost of revenue	26,243,050	31,361,297
Total gross profit	4,507,645	2,579,842

Operating expenses:
Professional fees	1,339,010	3,210,625
Advertising and marketing	-	449,231
Selling, general and administrative	13,081,606	18,237,796
Stock based compensation	4,676,664	7,712,671
Impairment of goodwill	-	35,933,364
Total operating expenses	19,097,280	65,543,687

Loss from operations	(14,589,635)	(62,963,845)

Other income (expense):
Other income (expense)	(116,061)	245,920
Loss on issuance of convertible notes	(1,022,650)	-
Change in fair value of derivative liability	(593,083)	-
Interest expense, net	(3,584,172)	(2,266,573)

Total other income (expense)	(5,315,966)	(2,020,653)

Loss from continuing operations before income taxes	(19,905,601)	(64,984,498)
Benefit from income taxes	-	-
Loss from continuing operations	(19,905,601)	(64,984,498)
Loss from discontinued operations, net of income taxes(1)	(4,338,318)	(15,246,585)

Net Loss	(24,243,919)	(80,231,083)
Foreign currency translation adjustment	(4,779)	257,930
Comprehensive loss	$(24,248,698)	$(79,973,153)

Net loss per common share - basic and diluted:
Continuing operations	$(1.67)	$(5.85)
Discontinued operations	(0.36)	(1.37)
	$(2.03)	$(7.22)

Weighted average shares outstanding - basic	11,956,137	11,117,316
Weighted average shares outstanding - diluted	11,956,137	11,117,316

(1)	Includes recognized loss on disposal of $3,189,232.

The accompanying footnotes are an integral part of these consolidated financial statements.

CISO GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (NOTE 3)

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Gain/(Loss)	Deficit	Total

Balance at January 1, 2024	11,949,959	$119	-	$-	$172,837,842	$-	$1,320,177	$(158,018,687)	$16,139,451

Stock based compensation - stock options	-	-	-	-	8,956,571	-	-	-	8,956,571
Stock based compensation - common stock	100,000	1	-	-	57,899	-	-	-	57,900
Stock issued for cash	126,688	2	-	-	154,945	-	-	-	154,947
Stock issued as lending discount	100,000	1	-	-	121,999	-	-	-	122,000
Stock adjustment after reverse stock split	47,356	-	-	-	-	-	-	-	-
Relative fair value of warrants issued with convertible notes	-	-	-	-	1,249,118	-	-	-	1,249,118
Warrants issued to convertible notes placement agent	-	-	-	-	328,689	-	-	-	328,689
Repurchase of treasury stock related to disposition of assets	-	-	-	-	-	(290,737)	-	-	(290,737)
Foreign currency translation	-	-	-	-	-	-	(4,779)	-	(4,779)
Reclassification of foreign currency translation to net loss	-	-	-	-	-	-	(1,320,177)	-	(1,320,177)
Net loss	-	-	-	-	-	-	-	(24,243,919)	(24,243,919)
Balance at December 31, 2024	12,324,003	$123	-	$-	$183,707,063	$(290,737)	$(4,779)	$(182,262,606)	$1,149,064

Balance at January 1, 2023	9,697,921	$97	-	$-	$153,170,351	$-	$1,062,247	$(77,787,604)	$76,445,091

Stock based compensation - stock options	-	-	-	-	11,469,667	-	-	-	11,469,667
Stock based compensation - common stock	233,333	2	-	-	733,498	-	-	-	733,500
Stock issued for cash	1,782,658	18	-	-	6,655,475	-	-	-	6,655,493
Exercise of options	69,378	1	-	-	491,852	-	-	-	491,853
Stock issued for SB Cyber acquisition	33,335	-	-	-	99,000	-	-	-	99,000
Stock issued as lending discount	133,334	1			217,999	-	-	-	218,000
Foreign currency translation	-	-	-	-	-	-	257,930	-	257,930
Net loss	-	-	-	-	-	-	-	(80,231,083)	(80,231,083)
Balance at December 31, 2023	11,949,959	$119	-	$-	$172,837,842	$-	$1,320,177	$(158,018,687)	$16,139,451

The accompanying footnotes are an integral part of these consolidated financial statements.

CISO GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net loss	$(24,243,919)	$(80,231,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - stock options	8,956,571	11,469,667
Stock based compensation - common stock	57,900	733,500
Depreciation and amortization	2,420,602	3,144,047
Right of use amortization	285,270	227,241
Other	481,787	200,317
Impairment of intangible assets	-	3,116,039
Impairment of goodwill	-	45,194,717
Loss on disposal	3,189,232	-
Change in fair value of derivative liability	593,083	-
Loss on issuance of convertible notes	1,022,650	-
Changes in operating assets and liabilities:
Accounts receivable	2,423,144	2,085,883
Inventory	161,586	(217,664)
Contract assets	18,563	134,559
Prepaids and other current assets	72,234	(493,328)
Accounts payable and accrued expenses	605,524	8,125,856
Lease liability	(277,505)	(199,069)
Deferred revenue	391,572	789,206

Net cash used in operating activities	(3,841,706)	(5,920,112)

Cash flows from investing activities:

Cash acquired in acquisitions, net	-	30,430
Proceeds from the sale of property and equipment	-	23,041
Purchases of property and equipment	(83,095)	(213,629)

Net cash used in investing activities	(83,095)	(160,158)

Cash flows from financing activities:
Proceeds from sale of common stock	154,947	6,655,493
Proceeds from stock option exercise	-	491,853
Proceeds from loan payable	6,073,823	6,852,408
Proceeds from convertible notes payable, related party	-	5,000,000
Proceeds from convertible note payable	2,500,000	2,050,000
Proceeds from lines of credit	2,989,589	264,723
Payment on lines of credit	(1,067,713)	(261,591)
Payment on loans payable	(6,157,484)	(12,118,340)
Payment of convertible note payable	-	(2,550,000)
Payment of debt issuance cost	(579,000)	(191,500)

Net cash provided by financing activities	3,914,162	6,193,046

Effect of exchange rates on cash and cash equivalents	(59,214)	(883,497)

Net decrease in cash and cash equivalents	(69,853)	(770,721)

Cash and cash equivalents - beginning of the period	1,062,442	1,833,163

Cash and cash equivalents - end of the period	$992,589	$1,062,442

Reconciliation of cash and cash equivalents to the condensed consolidated financial statements
Cash from continuing operations	$992,589	$241,643
Cash from discontinued operations	-	820,799
Total cash and cash equivalents, end of period	$992,589	$1,062,442

Supplemental cash flow information:
Cash paid for:
Interest	$2,722,007	$2,376,477
Income taxes	$-	$-
Supplemental disclosure of non-cash transactions:
Operating lease assets obtained in exchange for operating lease obligations	$60,215	$733,782
Common stock issued in SB Cyber acquisition	$-	$99,000
Common stock issued as a lending discount	$122,000	$218,000

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

Nature of the Business

We are a cybersecurity, compliance, and software company comprised of highly trained and seasoned security professionals who work with clients to enhance or create a better cyber posture in their organization. We provide a full range of cybersecurity consulting, related services, and cybersecurity software, encompassing all four pillars of proprietary software stack, compliance, cybersecurity, and organizational culture. Our services include managed security, compliance services, security operations center (“SOC”) services, virtual Chief Information Security Officer (“vCISO”) services, incident response, certified forensics, technical assessments, and cybersecurity training. We believe that culture is the foundation of every successful cybersecurity and compliance program. To deliver that outcome, we developed our unique offering of MCCP+ (“Managed Compliance & Cybersecurity Provider + Culture”), which is a holistic solution that provides all four of these pillars under one roof from a dedicated team of subject matter experts. In contrast to the majority of cybersecurity firms that are focused on a specific technology or service, we seek to differentiate ourselves by remaining technology agnostic, focusing on accumulating highly sought-after topic experts. We continually seek to identify and acquire cybersecurity talent to expand our service scope and geographical coverage to provide the best possible service for our clients. We believe that bringing together a world-class team of technological experts with multi-faceted expertise in the critical aspects of cybersecurity is key to providing technology agnostic solutions to our clients in a business environment that has suffered from a chronic lack of highly skilled professionals, thereby setting us apart from competitors and in-house security teams. Our goal is to create a culture of security and to help quantify, define, and capture a return on investment from information technology and cybersecurity spending.

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

Reverse Stock Split

On February 29, 2024, our board of directors approved a 1-for-15 reverse stock split of our common stock. The record date for the reverse stock split was the close of business on March 7, 2024, with share distribution occurring on March 8, 2024. As a result of the reverse stock split, stockholders received one share of CISO Global, Inc. common stock, par value $0.00001, for each 15 shares they held as of the record date. All share and per share amounts have been retroactively restated for the effects of this reverse stock split. Common stock underlying our outstanding warrants, convertible notes, and options have been adjusted, and the conversion and exercise prices have also been adjusted.

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

We believe the following critical accounting policies affect our more material judgments and estimates used in the preparation of the accompanying consolidated financial statements. Material estimates include the allowance for credit losses, the carrying value of intangible assets and goodwill, deferred tax asset and valuation allowance, the valuation of convertible notes, derivative liabilities, the estimated fair value of assets acquired, liabilities assumed and stock issued in business combinations, and assumptions used in the Black-Scholes-Merton pricing model, such as expected volatility, risk-free interest rate, share price, expected dividend rate, and the adequacy of insurance reserves.

Revenue

Our revenue is derived from three major types of services to clients: security managed services, professional services, and cybersecurity software. With respect to security managed services, we provide culture education and enablement, tools and technology provisioning, data and privacy monitoring, regulations and compliance monitoring, remote infrastructure administration, and cybersecurity services, including, but not limited to, antivirus and patch management. With respect to professional services, we provide cybersecurity consulting, compliance auditing, vulnerability assessment and penetration testing, disaster recovery and data backup solutions. With respect to cybersecurity software, we provide a comprehensive suite of proactive cybersecurity software solutions designed to protect organizations from evolving cyber threats. Their offerings encompass advanced threat detection, proactive monitoring, and robust risk management to ensure enterprise security and compliance.

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

Accounts Receivable

Accounts receivable are generally unsecured, non-interest bearing and reported at their outstanding unpaid principal balances, net of allowances for credit losses. We provide for allowances for credit losses based on our estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. We write off accounts receivable against the allowance for credit losses when a balance is determined to be uncollectible. As of December 31, 2024 and 2023, our allowance for credit losses was $124,434 and $219,141, respectively.

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

Long-Lived and Finite-Lived Intangible Assets

Finite-lived intangible assets are amortized over the following estimated useful lives:

Tradenames – trademarks	2-5 years
Customer base	3-10 years
Non-compete agreements	2-5 years
Intellectual property/technology	3-10 years

Our finite lived intangible assets are amortized on a straight-line basis. We annually evaluate the estimate remaining useful lives of our intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization.

We review long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. During the year ended December 31, 2024, we did not record a loss on impairment. During the year ended December 31, 2023, we recognized losses on impairment of intangible assets of $3,116,039, which is included in loss from discontinued operations on our statement of operations.

Goodwill and other intangible assets

Goodwill and indefinite-lived intangible assets are assessed for impairment annually, or more frequently, if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. We perform our annual impairment review of goodwill at the reporting unit level. If we determine the fair value of the reporting unit’s goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of an annual or interim test, an impairment loss is recognized and reflected in operating income or loss in the consolidated statements of operations during the period incurred. We perform our impairment assessment based on a quantitative analysis performed for our reporting unit.

We review finite-lived intangible assets for impairment whenever an event occurs or circumstances change that indicate that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. Should an asset not be recoverable, an impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is recognized in operating income or loss in the consolidated statements of operations during the period incurred.

As of December 31, 2024, we believe such assets are recoverable; however, there can be no assurance these assets will not be impaired in future periods. Any future impairment charges could adversely impact our results of operations. During the year ended December 31, 2023, we recognized losses on impairment of goodwill of $45,194,717, of which $9,261,353 is included in loss from discontinued operations in our statement of operations.

Advertising and Marketing Costs

We expense advertising and marketing costs as they are incurred. Advertising and marketing expenses were zero and $449,231 for the years ended December 31, 2024 and 2023, respectively, and are recorded in operating expenses on the consolidated statements of operations.

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

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

Level 3:	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The significant unobservable inputs used in the fair value measurement for nonrecurring fair value measurements of long-lived assets include pricing models, discounted cash flow methodologies, and similar techniques.

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

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All outstanding options are considered potentially outstanding common stock. The dilutive effect, if any, of stock options is calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options and shares issuable upon conversion have been excluded from our computation of net loss per common share for the years ended December 31, 2024 and 2023.

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

	December 31, 2024	December 31, 2023

Stock options	1,523,691	2,105,168
Warrants	6,774,559	49,614
Convertible debt	1,966,353	846,122
Total	10,264,603	3,000,904

Stock-Based Compensation

We apply the provisions of ASC 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and nonemployees, in the consolidated statements of operations.

For stock options issued to employees and members of our Board of Directors for their services, we estimate the grant date fair value of each option using the Black-Scholes-Merton option pricing model. The use of the Black-Scholes-Merton option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates, and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, we recognize stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred. We used the average of historical share prices of our common stock to calculate volatility for use in the Black-Scholes-Merton option pricing model.

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

Derivatives

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815 “Derivatives and Hedging.” Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the services provided to our customers or annual licenses and is recognized as services are performed or ratably over the life of the license. We generally invoice customers in advance or in milestone-based installments.

Deferred revenue consisted of the following:

	December 31, 2024	December 31, 2023
Current:
Security managed services	$461,599	$578,941
Professional services	631,241	792,696
Cybersecurity software	272,475	-
Total deferred revenue - current	$1,365,315	$1,371,637
Long-term:
Security managed services	$84,403	$84,294
Total deferred revenue – long term	$84,403	$84,294

The decrease in the deferred revenue balance is primarily driven by payments received in advance of satisfying our performance obligations, offset by $1,598,670 of revenue recognized during 2024, which was included in the deferred revenue balance as of December 31, 2023. The deferred revenue balance as of December 31, 2024 represents our remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized in revenue as follows:

	2025	2026	2027	2028	2029	Total
Security managed services	$461,599	$50,731	$25,297	$5,289	$3,086	$546,002
Professional services	631,241	-	-	-	-	631,241
Cybersecurity software	272,475	-	-	-	-	272,475
Total deferred revenue	$1,365,315	$50,731	$25,297	$5,289	$3,086	$1,449,718

Foreign Currency

Our functional and reporting currency is the U.S. dollar. For certain of our foreign subsidiaries whose functional currency were other than the U.S. dollar, we translated revenue and expense transactions at average exchange rates. We translated assets and liabilities at period-end exchange rates and include foreign currency translation gains and losses as a component of accumulated other comprehensive income.

Leases

Leases in which our company is the lessee are comprised of our corporate office and one additional office, which is immaterial to our operations. All of the leases are classified as operating leases. Our office spaces have a remaining weighted average term of 3.22 years.

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

We utilize ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. We account for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At December 31, 2024 and 2023, our net deferred tax asset has been fully reserved.

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

Recently Issued Accounting Standards

In December 2023, the FASB issued Accounting Standards Update, or ASU, 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. ASU 2023-09 requires additional disaggregated disclosures on an entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. We do not expect the adoption of ASU 2023-09 to have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses ASU 2024-03 is effective prospectively to financial statements issued for reporting period after the effective date or retrospectively to any or all prior periods presented in the financial statements, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Adoption of this guidance will result in additional disclosures, but we do not expect the adoption of ASU 2024-03 will impact our consolidated financial position, results of operations or cash flows.

In November 2024, the FASB issued ASU 2024-04, Debt (Subtopic 470-20): Debt with Conversion and Other Options. ASU 2024-04 clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. ASU 2024-04 is effective for reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted for entities that have adopted ASU 2020-06. We do not expect the adoption of ASU 2024-04 to have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 for the fiscal year-ended December 31, 2024. The additional disclosure requirements of ASU 2023-07 did not have a material impact on our consolidated financial statements.

NOTE 4 – DISPOSITIONS

Latin America

On July 1, 2024, we entered into a Stock Purchase Agreement with Southford Equities, Inc. (the “Arkavia SPA”) to sell 100% of the outstanding shares of our wholly owned subsidiary Ocean Point Equities, Inc. in exchange for 194,267 shares of our common stock owned by the owners of Southford Equities, Inc. and nominal cash consideration ($1.00 dollar).

On July 1, 2024, we entered into a Stock Purchase Agreement with CT Group, LP, Datadeck LP, Woodface, LP, VMT Technologies, LP and Quijote Ventures, LP (the “CUATROi SPA”) to sell 100% of the outstanding shares of our wholly owned subsidiaries Servicios Informaticos CUATROi SpA, Comercializadora CUATROi SpA, CUATROi Peru, SAC, and CUATROi SAS in exchange for 135,795 shares of our common stock owned by the owners of CT Group, LP, Datadeck LP, Woodface, LP, VMT Technologies, LP and Quijote Ventures, LP and nominal cash consideration ($5.00 dollars).

On July 1, 2024, we entered into a Stock Purchase Agreement with Itada Equities, Inc. (the “NLT SPA”) to sell 100% of the outstanding shares of our wholly owned subsidiaries NLT Networks, S.P.A., NLT Technologias, Limitada, NLT Servicios Profesionales, S.P.A. and White and Blue Solutions LLC. in exchange for 172,075 shares of our common stock owned by the owners of Itada Equities, Inc. and nominal cash consideration ($1.00 dollar).

We committed to a formal plan to sell our former Latin America subsidiaries to focus on our U.S.-based operations and development and marketing of our internally developed cybersecurity software. The operating results of our former Latin America subsidiaries are reported within discontinued operations on our condensed consolidated statements of operation through July 1, 2024. As a result of the sale, we recorded a loss from discontinued operations of $4,338,318, which includes the release of associated accumulated translation adjustment from the net assets disposed of.

The table below provides the total revenue and loss of the discontinued operations presented in our statements of operations.

	Year Ended December 31
	2024	2023

Revenue	$8,387,171	$23,117,618

Cost of revenue	7,092,426	19,647,926
Operating expenses	2,097,362	18,277,551
Other expense	346,469	874,404
Loss from discontinued operations before income taxes	(1,149,086)	(15,682,263)
Benefit from income taxes	-	435,678
Loss on disposal, net of tax	(3,189,232)	-
Loss from discontinued operations	$(4,338,318)	$(15,246,585)

Cash flows from operating activities of discontinued operations was $223,831 and $3,283,088 for the years ended December 31, 2024 and 2023, respectively.

Cash used in investing activities of discontinued operations was $83,095 and $69,865 for the years ended December 31, 2024 and 2023, respectively.

vCISO

In September 2024, we entered into an Intellectual Property Purchase Agreement pursuant to which we sold our wholly owned subsidiary vCISO, LLC. (“vCISO”), for cash proceeds of $1,000,000. vCISO owns substantially all of our internally developed intellectual property currently marketed to our customers and also being developed for future deployment. As a condition of closing the Intellectual Property Purchase Agreement, we concurrently entered into a License-Back and Buy-Back Agreement which provides us with a perpetual, transferable and royalty-free license to use the intellectual property rights to sell such software to our customers. The license was exclusive for our use for the initial six months of the agreement. In exchange for these rights, we agreed to continue development of the intellectual property at our own cost.

We also retained the right to buy back the intellectual property at a price of $1,500,000, if repurchased within six months from the date of the agreement, $1,750,000 if repurchased within six to twelve months, or at an agreed upon purchase price if repurchased after twelve months. Upon execution of this divestiture, we did not have financial means nor the intent to execute the Buy-Back Agreement.

In November 2024, certain prospective investors required us, as a condition of securing their investment, to have direct and full ownership of the intellectual property disposed of when we sold vCISO. As a result, we entered into an Intellectual Property Buy-Back Purchase Agreement in which we reacquired vCISO and all intellectual property we previously owned, in exchange for a Promissory Note with a principal amount of $1,020,000.

vCISO did not hold any assets or liabilities reported in our consolidated financial statements at the time of disposal, as a result, we initially recorded a $1,000,000 gain on the disposition of vCISO. The repurchase of vCISO would result in the recognition of an asset on our consolidated balance sheet. The economic substance of these two transactions resulted in us receiving $1,000,000 of cash in exchange for a Promissory Note. Due to the close proximity in execution of these agreement, the second which was not previously contemplated, and their economic substance for the year-ended December 31, 2024, we netted the previously recorded gain on the sale of vCISO in the repurchase transaction to make our consolidated financial statements reflect the ultimate economics of these transactions.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	December 31, 2024	December 31, 2023

Prepaid expenses	$97,706	$146,521
Prepaid insurance	40,019	59,398
Total prepaid expenses and other current assets	$137,725	$205,919

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2024	December 31, 2023

Computer equipment	$414,214	$414,214
Leasehold improvements	25,791	25,791
Furniture and fixtures	75,698	75,698
Software	879,642	879,642
	1,395,345	1,395,345
Less: accumulated depreciation	(664,834)	(342,708)
Property and equipment, net	$730,511	$1,052,637

Total depreciation expense was $322,126 and $263,770 for the years ended December 31, 2024 and 2023, respectively.

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

Goodwill

The following table summarizes the changes in goodwill during the years ended December 31, 2024 and 2023, respectively:

Balance as of December 31, 2022
Goodwill	$71,525,609
Accumulated impairment losses	(15,691,695)
55,833,914

Impairment losses	(35,933,364)
Balance as of December 31, 2023
Goodwill	71,525,609
Accumulated impairment losses	(51,625,059)
19,900,550

Balance as of December 31, 2024
Goodwill	71,525,609
Accumulated impairment losses	(51,625,059)
$19,900,550

Intangible Assets

Intangible assets, net are summarized as follows:

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$3,835,981	$(3,123,766)	$712,215
Customer base	572,048	(319,587)	252,461
Non-compete agreements	487,400	(484,120)	3,280
Intellectual property/technology	2,455,879	(1,621,621)	834,258
	$7,351,308	$(5,549,094)	$1,802,214

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$3,835,981	$(2,138,946)	$1,697,035
Customer base	572,048	(245,357)	326,691
Non-compete agreements	487,400	(450,181)	37,219
Intellectual property/technology	2,455,879	(970,244)	1,485,635
	$7,351,308	$(3,804,728)	$3,546,580

Amortization expense of identifiable intangible assets was $1,744,366 and $1,809,687, for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the weighted-average remaining amortization period for intangible assets was 2.28 years.

Based on the balance of intangibles assets at December 31, 2024, expected future amortization expense is as follows:

2025	$921,139
2026	709,464
2027	73,211
2028	49,200
2029	49,200
$1,802,214

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following amounts:

	December 31, 2024	December 31, 2023

Accounts payable	$6,109,150	$4,766,294
Accrued payroll and bonuses	750,410	1,167,804
Accrued expenses	1,477,846	1,032,270
Accrued commissions	37,847	100,000
Indirect taxes payable	32,959	53,277
Accrued interest	1,226,874	477,824
Total accounts payable and accrued expenses	$9,635,086	$7,597,469

Note 9 - RELATED PARTY TRANSACTIONS

Independent Consulting Agreement with Stephen Scott

In August 2020, we entered into an Independent Consulting Agreement with Stephen Scott, a significant stockholder due to his beneficial ownership, with respect to advisory and consulting services relating to our strategic and business development, and sales and marketing. Mr. Scott received a consulting fee of $11,500 per month for such services until July 2023.

In July 2023, we entered into an Independent Consulting Agreement with Mr. Scott, as amended in July 2024, to provide, on a non-exclusive basis, advisory and consulting services relating to our strategic and business development, intellectual property development, banking relationships, and strategic mergers and acquisitions for a period of one year. Mr. Scott will receive a consulting fee of $15,000 per month for such services under the terms of this agreement. During the years ended December 31, 2024 and 2023, we paid consulting fees to Mr. Scott in the amounts of $180,000 and $159,000, respectively.

Convertible Note Payable – Related Party

In March 2023, we issued an unsecured convertible note to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest is due on March 20, 2025. At any time prior to or on the maturity date, Hensley & Company is permitted to convert all or any portion of the outstanding principal amount and all accrued but unpaid interest thereon into shares of our common stock at a conversion price of $18.00 per share. During the years ended December 31, 2024 and 2023, we recorded interest expense of $500,000 and $388,888, respectively. Accrued interest as of December 31, 2024 and 2023 was $888,888 and $388,888, respectively. Mr. McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company.

Managed Services Agreement with Hensley Beverage Company – Related Party

In July 2021, we entered into a 1-year Managed Services Agreement with Hensley Beverage Company, an entity affiliated with Mr. McCain, a director of our company, to provide secured managed services. We also may be engaged by Hensley Beverage Company from time to time to provide other related services outside the scope of the Managed Services Agreement. While the agreement provides for a term through December 31, 2021, the agreement will continue until terminated by either party. For the years ended December 31, 2024 and 2023, we received $2,283,995 and $1,417,398, respectively from Hensley Beverage Company for contracted services and had an outstanding receivable balance of zero and $152,213 as of December 31, 2024 and 2023, respectively. The payments received during the year ended December 31, 2024 included payments for future services, of which $191,633 remains outstanding at December 31, 2024.

Note 10 - STOCKHOLDERS’ EQUITY

Our amended and restated certificate of incorporation authorized the issuance of up to 300,000,000 shares of common stock and 50,000,000 shares of undesignated preferred stock, each having a par value of $0.00001 per share. Shares of common stock have both economic and voting rights.

Equity Transactions

During the years ended December 31, 2024 and 2023, we issued an aggregate of 126,688 and 1,782,658 shares of common stock to investors for cash proceeds of $154,947 and $6,682,198, respectively.

During the years ended December 31, 2024 and 2023, we issued an aggregate of 200,000 and 366,667 shares of common stock, respectively, to consultants, lenders, and vendors for services rendered.

On December 10, 2024, we issued warrants to the Purchasers and the Placement Agent of the Securities Purchase Agreement to purchase 6,500,000 shares and 224,945 shares of our common stock, respectively. The warrants issued to the Purchasers and Placement Agent are exercisable for a period of five years from the date of issuance with an exercise price of $1.00 per share and $1.66 per share, respectively.

The following table summarizes warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	9,614	$75.00	4.01	$-
Granted	40,000	3.75	5.00	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at December 31, 2023	49,614	$17.56	4.12	-
Granted	6,724,945	2.88	5.00	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at December 31, 2024	6,774,559	$2.98	4.93	$3,993,200
Exercisable at December 31, 2024	6,774,559	$2.98	4.93	$3,993,200

Note 11 – STOCK-BASED COMPENSATION

2023 Equity Incentive Plan

Our 2023 Equity Incentive Plan (the “2023 Plan”), which replaced our 2019 Equity Incentive Plan (the “2019 Plan”), became effective on September 13, 2023. As of December 31, 2024, 4,814,330 shares were available for issuance under the 2023 Plan.

Equity Plan Activity

In applying the Black-Scholes option pricing model to stock options granted, we used the following assumptions:

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023
Risk-free interest rate	3.78% - 4.23%	3.46% - 4.79%
Contractual term (years)	10.00	5.00 – 10.00
Expected volatility	96.30% – 96.65%	94.58% - 136.47%
Expected dividend yield	-%	-%

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	2,426,428	$36.73	-	$-
Granted	326,512	6.15	-	-
Exercised	(69,378)	7.18	-	-
Expired or cancelled	(578,394)	41.56	-	-
Outstanding at December 31, 2023	2,105,168	31.63	-	-
Granted	33,953	1.68	-	-
Exercised	-	-	-	-
Expired or cancelled	(615,430)	15.29	-	-
Outstanding at December 31, 2024	1,523,691	$37.34	4.43	$254,206
Exercisable at December 31, 2024	1,276,126	$37.68	3.81	$136,815

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options.

Total compensation expense related to the options was $8,956,571 and $11,469,667 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was future compensation expense of $6,034,145 with a weighted average recognition period of 0.99 years related to the options. The weighted-average grant-date fair value of options granted during the years 2024 and 2023 was $1.34 and $2.57, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023, was zero and $887,595, respectively.

During the year-ended December 31, 2024, 284,838 options vested, net of forfeitures.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Claims

From time-to-time, we are a party to litigation and subject to claims, suits, regulatory and government investigation, other proceedings, and consent decrees in the ordinary course of business. We investigate claims as they arise and accrue estimates for resolutions of legal and other contingencies when losses are probable and reasonably estimable.

There are no material pending legal proceedings in which we or any of our subsidiaries is a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us. While the results of such normal course claims and legal proceedings, regardless of the underlying nature of the claims, cannot be predicted with certainty, management believes, based on current knowledge and the likely timing of resolution of various matters, any additional reasonably possible potential losses above the amounts accrued for such matters would not be material. However, the outcome of claims, legals proceedings, or investigations are inherently unpredictable and subject to uncertainty, and may have an adverse effect on us because of defense costs, diversion of management resources, and other factors that are not known to us or cannot be quantified at this time. We may also receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained. The final outcome of any current or future claims or lawsuits could adversely affect our business, financial condition, or results of operations. We periodically evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued or the reasonably possible losses that we have disclosed, and make adjustments as appropriate.

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

As of December 31, 2024 and 2023, our accrual for estimated indirect tax liabilities was $32,959 and $53,277, respectively, reflecting our best estimate of the potential liability based on an analysis of our business activities, revenues subject to indirect taxes, and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation, or settlements could be materially different than the amounts established for indirect tax contingencies.

Warranties

Our services are generally warranted to deliver and operate in a manner consistent with general industry standards that are reasonably applicable and materially conform with our documentation under normal use and circumstances.

We offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a security breach. We have entered into an insurance policy to cover our potential liability arising from this limited warranty arrangement. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2024 and 2023.

In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid.

NOTE 13 – LOANS PAYABLE, CONVERTIBLE NOTE PAYABLE AND LINES OF CREDIT

Loans Payable

Loans payable was as follows:

	Effective Interest Rate	Maturities	December 31, 2024	December 31, 2023

Term loans	3.62% –100.00%+	2024 - 2027	$2,711,362	$1,930,787
Less current portion			(2,674,090)	(1,856,245)
Long term loans payable			$37,272	$74,542

Term Loans

Our subsidiaries are borrowers under certain term loans. These term loans require monthly principal and interest payments. The term loans are secured by various assets owned by our subsidiaries. We recorded aggregate interest expense of these term loans of $4,547 and $20,605 for the years ended December 31, 2024 and 2023, respectively. Accrued interest for the loans was zero as of December 31, 2024 and 2023. The aggregate effective interest rate of the terms loans was 3.62% for the year ended December 31, 2024.

In March 2023, we entered into a cash advance agreement, pursuant to which we received gross proceeds of $2,000,000 and paid $87,500 in upfront fees. The terms of the cash advance agreement called for us to remit aggregate weekly payments of $99,398 until such time as we had repaid $2,870,000. This cash advance agreement was secured by the accounts receivable of us and our wholly owned subsidiaries, Talatek, LLC and True Digital Security, Inc. This loan was repaid in full in 2023. We recorded interest expense of $978,833 for the year ended December 31, 2023.

In August 2023, we entered into a second cash advance agreement, pursuant to which we received gross proceeds of $2,000,000 and paid $50,000 in upfront fees. The terms of the second cash advance agreement called for us to remit weekly payments of $80,588 until such time as we had repaid $2,740,000. This cash advance agreement was secured by the accounts receivable of us and our wholly owned subsidiaries, Talatek, LLC and True Digital Security, Inc. This loan was repaid in full in 2023. We recorded interest expense of $468,707 for the year ended December 31, 2023.

In November 2023, we entered into a business loan and security agreement, pursuant to which we obtained a loan with a principal amount of $2,200,000 and paid an origination fee of $44,000. The business loan bears interest at a rate of 53.44% per annum and is payable in 52 weekly installments of $53,731. The business loan is secured by all of the assets of our US subsidiaries. The proceeds of the loan were used to repay in full the amount owned under our cash advance agreements that we entered into in March and August 2023. For the years ended December 31, 2024 and 2023, we recorded interest expense of $564,529 and $200,881, respectively.

In connection with the business loan, we entered into a fee agreement pursuant to which we issued 133,334 shares of our common stock as partial consideration for the lender to enter into the business loan and extend credit to us. We recorded the issuance of our common stock as a discount to the business loan, which is amortized using the effective interest method over the term of the loan.

On March 28, 2024, under a troubled debt restructuring, we entered into a Business Loan and Security Agreement (the “Loan Agreement” with LendSpark Corporation (the “Lender”), pursuant to which we obtained a restructured loan with a principal amount of $2,200,000 (the “Restructured Loan”) from the Lender. Pursuant to the Loan Agreement, we paid the Lender a $44,000 origination fee. The Restructured Loan bears interest at a rate of 51.73% per annum and is payable in 52 weekly installments of $53,308, commencing on April 5, 2024.

Pursuant to the Loan Agreement, we granted the Lender a security interest in all if our assets and the assets of our U.S. subsidiaries (the “Collateral”) that is secondary to the security interest held by Aion Financial Technologies, Inc. (“Aion”). Upon the occurrence of an event of default, the Lender may, among other things, accelerate the Loan and declare all obligations immediately due and payable or take possession of the Collateral.

In connection with the Restructured Loan, we entered into a Fee Agreement (the “Fee Agreement”) with the Lender pursuant to which we issued 100,000 shares of our common stock, as partial consideration for the Lender’s agreement to enter into the Loan Agreement and extend credit to us. The Fee Agreement contains customary representations, warranties, agreements and obligations of the parties. For the year ended December 31, 2024, we recorded interest expense of $683,480. This loan was repaid in full on March 26, 2025.

In June 2024, we entered into a Subordinated Business Loan and Security Agreement with Agile Capital Funding, LLC (“Agile”), pursuant to which we obtained a loan with a principal amount of $2,000,000 plus an administrative agent fee paid of $100,000. The Subordinated Business Loan was in excess of 100% per annum and is payable in 30 weekly installments. The first four installments due were $75,000 followed by 26 installments of $103,154. For the year ended December 31, 2024, we recorded interest expense of $1,026,058.

Pursuant to the Subordinated Business Loan Agreement, we granted Agile a security interest in the Collateral that is tertiary to the security interest held by Aion and LendSpark. Upon the occurrence of an event of default, Agile may, among other things, accelerate the Subordinated Business Loan and declare all obligations immediately due and payable or take possession of the Collateral. We may use proceeds from the Subordinated Business Loan for general corporate purposes, which includes working capital, capital expenditures, and repayment of debt. This loan was repaid in full in February 2025.

In November 2024, we entered into a Note Purchase Agreement, pursuant to which we obtained a loan with a principal amount of $540,000 and paid an original issue discount of $140,000. The effective interest rate on Note Purchase Agreement exceeded 100% per annum. This loan matured on January 1, 2025 and was repaid in full..

Line of Credit

On January 31, 2024, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Aion, pursuant to which we may borrow up to $3,500,000. The amount available for borrowing at any one time is limited to 80% of our eligible accounts receivable. The Loan and Security Agreement will bear interest at a rate of 19.25% per annum (based on a 360-day year), payable on the first business day of each month following the accrual thereof. The Loan and Security Agreement, together with accrued and unpaid interest thereon, is due on January 30, 2025 (the “Maturity Date”). Upon providing 30 days written notice we may terminate the Loan and Security Agreement, subject to an early termination fee of $35,000. Upon the occurrence of an “Event of Default” (as defined in the Loan Security Agreement and including the failure to make required payments when due after specified grace periods, certain breaches and certain specified insolvency events), Aion would have the right to accelerate payments due, which from after such acceleration would bear interest at a default rate of 29.25% per annum. The Loan and Security Agreement is secured by our assets.

We used proceeds from the Loan and Security Agreement to repay our business loan entered into November 2023 and may use for general corporate purposes, which includes working capital, capital expenditures, and repayment of debt. For the year ended December 31, 2024, we recorded interest expense of $374,521. Accrued interest as of December 31, 2024 was zero.

Convertible Notes Payable

In June 2023, we issued an unsecured convertible note in the principal amount of $1,050,000 bearing an interest rate of 10.00% per annum payable monthly. The principal amount, together with accrued and unpaid interest was due on June 7, 2024. At any time prior to or on the maturity date the holder is permitted to convert all of the outstanding principal amount into 4.20% of the authorized units of our wholly owned subsidiary vCISO, LLC. We recorded interest expense of $61,954 for the year ended December 31, 2023. Accrued interest as of December 31, 2023 was $61,954.

In June 2024, we entered into Amendment #1 to extend the maturity date of the $1,050,000 unsecured convertible note to December 15, 2024. In exchange for an extension of the maturity date, we agreed to repay on September 30, 2024, all accrued, but unpaid interest as of June 30, 2024 on the convertible note. All remaining accrued, but unpaid interest was due at maturity on December 15, 2024.

In December 2024, we entered into Amendment #2 to extend the maturity date of the $1,050,000 unsecured convertible note to December 15, 2025. In exchange for the extension of the maturity date, interest beginning from the date of Amendment #2 increased to 12.00% per annum and $25,000 of accrued interest to be repaid on or before December 31, 2024, with remaining accrued interest due on or before March 31, 2025.

In March 2023, we issued an unsecured convertible note to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest is due on March 20, 2025. At any time prior to or on the maturity date, Hensley & Company is permitted to convert all or any portion of the outstanding principal amount and all accrued but unpaid interest thereon into shares of our common stock at a conversion price of $18.00 per share. During the years ended December 31, 2024 and 2023, we recorded interest expense of $500,000 and $388,888, respectively. Accrued interest as of December 31, 2024 and 2023 was $888,888 and $388,888, respectively. Mr. McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company.

In October 2023, we issued an unsecured convertible note in the principal amount of $1,000,000 bearing an interest rate of 12.00% per annum payable monthly. The principal amount, together with accrued and unpaid interest is due on October 12, 2024. At any time prior to or on the maturity date the holder is permitted to convert all of the outstanding principal amount into shares of our common stock at a conversion price of $1.7595 per share. We recorded interest expense of $26,983 for the year ended December 31, 2023. Accrued interest as of December 31, 2023 was $26,983.

In June 2024, we entered into Amendment #1 to extend the maturity date of the $1,000,000 unsecured convertible note to December 15, 2024. In exchange for an extension of the maturity date, we agreed to repay on September 30, 2024, all accrued, but unpaid interest as of June 30, 2024 on the convertible note. All remaining accrued, but unpaid interest was due at maturity on December 15, 2024.

In December 2024, we entered into Amendment #2 to extend the maturity date of the $1,000,000 unsecured convertible note to December 15, 2025. In exchange for the extension of the maturity date, interest beginning from the date of Amendment #2 increased to 12.00% per annum and $25,000 of accrued interest to be repaid on or before December 31, 2024, with remaining accrued interest due on or before March 31, 2025.

In November 2024, we entered into an Intellectual Property Buy-Back Purchase Agreement (the “Buy-Back Agreement”), pursuant to which we reacquired vCISO, LLC in exchange for a Promissory Note with a face value $1,020,000 and bears interest of 8.00% per annum. The Promissory Note matures in November 2025. We may not prepay any principal amount due under this Promissory Note without the consent of the holder. For the year-ended December 31, 2024, we recorded interest expense of $11,136, and accrued interest as of December 31, 2024 was $11,136.

In December 2024, we entered into a Securities Purchase Agreement (the “Agreement”) with several purchasers (the “Purchasers”). Pursuant to the Agreement, the Purchasers agreed to purchase an aggregate of up to $8,125,000, including convertible notes and warrants to purchase our common stock. The convertible notes have a face value of up to $8,125,000 and was subject to an original issue discount of 20%. The convertible notes do not bear a stated rate of interest and mature one year from the date of issuance. The effective interest rate of these convertible notes exceeds 100% per annum. At any time prior to or on the maturity date, the Purchasers, may in part or in whole convert the outstanding principal amount into shares of our common stock at a Conversion Price equal to 90% of the lowest volume weighed average price of our common stock during the ten Trading Day period immediately preceding the Conversion Date. At no time shall the Conversion Price be below $0.394 per share.

The Agreement initially funded us with gross proceeds of $3,125,000. Funding of the remaining $5,000,000 was contingent upon the effectiveness of a change in majority of directors of CISO Global, which occurred on January 7, 2025, at which time we received the remaining unfunded amount.

We issued 6,500,000 warrants pursuant to the Agreement to purchase shares of our common stock with an exercise price of $1.00 per share.

We initially recorded these convertible notes at a fair value of zero, recognized the fair value of a derivative liability of $1,509,844, and recorded a loss of $1,022,650 upon issuance of the Agreement, as our issuances costs exceeded the fair value of the convertible notes. The allocation of fair value to the convertible notes was made on a relative fair value basis as the free-standing warrants issued in connection with the Agreement are equity classified. We accreted interest expense using the effective interest method over the expected term of the Agreement through December 31, 2024. For the year ended December 31, 2024, we accreted interest expense of $2.

The conversion feature of the Agreement was determined to be an embedded derivative requiring bifurcation accounting as (1) the feature is not clearly and closely related to the debt host and (2) the feature meets the definition of a derivative under ASC 815 and has been record at fair value on our balance sheet. Subsequent changes in the fair value of embedded derivative flows through the Statements of Operations.

The proceeds from the Agreement will be used to repay outstanding principal amounts of short-term indebtedness and for general corporate purposes, which may include working capital, capital expenditures, research and development, acquisitions of additional companies or technologies, and investments.

Future minimum payments under the above debt instruments following the year ended December 31, 2024, are as follows:

2025	$14,839,458
2026	34,495
2027	3,615
14,877,568
Less: discount	(3,158,266)
11,719,302
Less: current	(11,682,030)
$37,272

NOTE 14 – LEASES

During the years ended December 31, 2024 and 2023, we recognized additional ROU assets and lease liabilities of $60,215 and $733,782, respectively. We elected to not recognize ROU assets and lease liabilities arising from short-term office leases, leases with initial terms of twelve months or less (deemed immaterial) on the consolidated balance sheets.

When measuring lease liabilities for leases that were classified as operating leases, we discounted lease payments using its estimated incremental borrowing rate. The weighted average incremental borrowing rate applied was 11.54%. As of December 31, 2024, our leases had a remaining weighted average term of 3.22 years.

The following table presents net lease cost and other supplemental lease information:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Lease cost
Operating lease cost (cost resulting from lease payments)	$294,383	$270,638
Short term lease cost	32,759	156,828
Net lease cost	$327,142	$427,466

Operating lease – operating cash flows (fixed payments)	$294,383	$270,638
Operating lease – operating cash flows (liability reduction)	$219,342	$199,069
Non-current leases – right of use assets	$537,173	$762,228
Current liabilities – operating lease liabilities	$170,289	$219,342
Non-current liabilities – operating lease liabilities	$428,070	$596,307

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the year ended December 31, 2024, are as follows:

Fiscal Year	Operating Leases
2025	$217,377
2026	223,177
2027	229,145
2028	51,662
Total future minimum lease payments	721,361
Amount representing interest	(123,002)
Present value of net future minimum lease payments	$598,359

NOTE 15 – FAIR VALUE MEASUREMENT

The following table sets forth our material liabilities measured and recorded at fair value on a recurring basis:

	As of December 31, 2024
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current liabilities
Derivative liability	$-	$-	$2,102,927
Total liabilities measured at fair value	$-	$-	$2,102,927

The estimated fair value of the conversion feature of the derivative liability is based on Monte Carlo simulations, a traditional valuation model. The derivative liability component of the convertible notes are classified as Level 3 due to significant unobservable inputs.

NOTE 16 – INCOME TAXES

No current or deferred income tax benefit or expense was recognized in the years ended December 31, 2024 and 2023.

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Computed tax benefit at statutory rate	21.00%	21.00%
Stock-based compensation	(9.51)%	(3.28)%
Change in valuation allowance	(4.34)%	(10.77)%
Return to provision adjustments	(7.15)%	(6.81)%
Other, net	-%	(0.14)%
Effective tax rate	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Intangible assets	$225,497	$443,700
Allowance for doubtful accounts	32,230	53,700
Net operating loss carryforwards	10,791,845	8,707,500
Stock-based compensation	12,176,163	9,841,300
Accounts payable and accrued liabilities	432,604	239,800
Goodwill impairment	7,357,100	7,357,100
Other	375,496	100
Total deferred tax assets	$31,390,935	$26,643,200
Valuation allowance	(31,165,400)	(26,452,500)
Net deferred income taxes	$225,535	$190,700

Deferred tax liabilities
Property and equipment	$(84,402)	$(74,400)
Prepaid expenses	(141,133)	(116,300)
Total deferred tax liabilities	(225,535)	(190,700)
Net deferred tax liabilities	$-	$-

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

We have provided a valuation allowance for our net deferred tax assets at December 31, 2024 and 2023, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated. Therefore, no benefit has been recognized in the financial statements for the net operating loss carryforwards and other deferred tax assets. During the years ended December 31, 2024 and 2023, respectively, the valuation allowance increased by $4,712,900 and $22,344,508, respectively.

As of December 31, 2024, we had approximately $42,059,091 of consolidated federal net operating loss carryforwards and $39,977,845 of apportioned state net operating loss carryforwards available to offset future taxable income, respectively. If unused, the federal and state net operating loss carryforwards will begin to expire in 2032.

Utilization of net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (“IRC”), and similar state provisions. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC has occurred or will occur. We will perform an analysis as soon as is practicable to determine the extent of limitations. It is possible that additional limitations may arise in future years, even after an analysis is completed, due to future changes in the ownership of our Company.

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

As of the date of this filing, we have not filed our 2024 federal and state income tax returns. We expect to file these documents as soon as practicable.

NOTE 17 – DEFINED CONTRIBUTION PLAN

We sponsor a defined contribution 401(k) plans covering eligible U.S. employees, who may contribute up to 80% of their compensation, subject to limitations established by the Internal Revenue Code. We matched employee contributions on a discretionary basis in 2023 and amended our plan in 2024 to remove the matching feature. Expenses for our matching contributions were zero and $637,365 for the years-ended December 31, 2024 and 2023.

NOTE 18 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Cash Deposits

Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents. Although we deposit cash with multiple banks, these deposits may exceed the amount of insurance provided on such deposits. These deposits may generally be redeemed upon demand and bear minimal risk.

Revenue

No single customer represented over 10% of our total revenue for the years ended December 31, 2024 and 2023.

NOTE 19 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Total AOCI

Balance as of December 31, 2022	$1,062,247	$1,062,247
Other comprehensive income	257,930	257,930
Amounts reclassified from AOCI	-	-
Balance as of December 31, 2023	1,320,177	1,320,177
Other comprehensive income	(4,779)	(4,779)
Amounts reclassified from AOCI	(1,320,177)	(1,320,177)
Balance as of December 31, 2024	$(4,779)	$(4,779)

NOTE 20 – SEGMENT INFORMATION

Our Chief Operating Decision Maker (“CODM”), as of December 31, 2024, was our Chief Executive Officer. Our CODM evaluates the performance of and allocates resources to our segment based on our consolidated net loss and earnings before interest, taxes, depreciation and amortization (Segment EBITDA). Segment EBITDA is defined as segment revenue less operating costs and expenses, excluding depreciation and amortization interest income or expense (net), provision or benefit for income taxes, change in fair value of derivative liabilities, loss on issuance of convertible notes, impairment of goodwill and intangible assets, and stock-based compensation expense. We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segment performance on a consistent basis.

Net loss and Segment EBITDA are used to monitor budgeted versus actual results. Additionally, review of budgeted versus actual results is used in assessing performance of the segment.

Our CODM does not use assets by segment to evaluate performance or allocate resources; therefore, we do not provide disclosure of assets by segment.

The following table presents our segment information for the periods indicated and, because we currently only have one segment, net loss is identical to the information presented in our “Consolidated Statement of Operations” above:

	Year Ended December 31,
	2024	2023

Net loss from continuing operations	$(19,905,601)	$(64,984,498)
Impairment of goodwill	-	35,933,364
Impairment of intangible assets	-	229,990
Loss on issuance of convertible notes	1,022,650	-
Interest expense, net	3,584,172	2,266,573
Depreciation and amortization	2,351,760	2,300,699
Stock-based compensation	9,014,471	12,536,500
Change in fair value of derivative liabilities	593,083	-
Segment EBITDA	$(3,339,465)	$(11,717,372)

NOTE 21 – SUBSEQUENT EVENTS

On January 10, 2025, we received a notification letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, since we have not yet held an annual meeting of stockholders within twelve months of the end of its December 31, 2023 fiscal year, we are out of compliance with the Nasdaq rules for continued listing (Listing Rules 5620(a) and 5810(c)(2)(G)). The notification letter has no immediate effect on the listing of our securities on the Nasdaq Capital Market.

Under the applicable Nasdaq rules, we had 45 calendar days to submit a plan to regain compliance. If Nasdaq accepted our plan, Nasdaq can grant an exception of up to 180 calendar days from our most recent fiscal year end, or until June 30, 2025, to regain compliance.

We filed a definitive proxy statement on March 5, 2025 for an annual meeting to be held on April 25, 2025 to regain compliance with the applicable Nasdaq Listing Rules.

On March 25, 2025, we entered into Amendment Number One to the Purchase Agreement with Hensley & Company dba Hensley Beverage Company, a related party, pursuant to which we extended the Maturity Date to March 20, 2026.

On January 1, 2025 and March 26, 2025, we repaid in full the outstanding balances of our loans with Agile and LendSpark, respectively, our highest interest rate term loans.

