Form 10-Q
period 2025-03-31
CISO Global, Inc.
filed 2025-05-15
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 13, 2025, there were 32,042,967 shares of the registrant’s common stock outstanding.

CISO GLOBAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025 (unaudited)

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

Forward-looking statements made in this Quarterly Report on Form 10-Q include statements about:

●	our ability to maintain an effective system of internal controls and accurately report our financial results;
●	that we will continually seek to identify and acquire cybersecurity talent to expand our service scope and geographical coverage to provide the best possible service for our clients;
●	our belief that our cash balance as of the date of this filing, together with anticipated revenues, will be sufficient to meet our anticipated cash requirement for the near term;
●	the doubt about our ability to continue as a going concern;
●	our efforts to developing our business, reducing overhead cost, and capital raising;
●	our plan to improve our liquidity by a planned reduction in overhead costs and actively pursuing additional debt and /or equity financing through discussions with investment bankers and private investors;
●	our estimate for indirect tax liabilities; and
●	our expectation that we will incur further losses through the end of 2025.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks detailed from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, any of which may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks may cause our or our industry’s actual results, levels of activity, or performance to be materially different from any future results, levels of activity, or performance expressed or implied by these forward-looking statements.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CISO GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024

ASSETS

Current Assets:
Cash and cash equivalents	$1,786,860	$992,589
Accounts receivable, net	1,741,710	1,837,521
Prepaid cost of revenue	220,008	334,143
Prepaid expenses and other current assets	1,082,583	137,725
Contract asset	179,125	179,093
Total Current Assets	5,010,286	3,481,071

Property and equipment, net	649,707	730,511
Right of use asset, net	495,466	537,173
Intangible assets, net	1,569,044	1,802,214
Goodwill	19,900,550	19,900,550
Prepaid cost of revenue, net of current portion	62,263	73,021
Other assets	131,966	129,916

Total Assets	$27,819,282	$26,654,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$8,296,851	$9,635,086
Deferred revenue	1,255,068	1,365,315
Lease liability	177,176	170,289
Loans payable	1,044,443	2,674,090
Line of credit	2,034,087	1,957,938
Derivative liability	79,919	2,102,927
Convertible notes payable	2,470,000	2,050,002
Convertible notes payable, related party	5,000,000	5,000,000
Total Current Liabilities	20,357,544	24,955,647

Long-term Liabilities:
Deferred revenue, net of current portion	69,904	84,403
Loans payable, net of current portion	27,635	37,272
Lease liability, net of current portion	384,834	428,070

Total Liabilities	20,839,917	25,505,392

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.00001 par value; 300,000,000 shares authorized; 29,817,101 and 11,821,866 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	303	123
Preferred stock, $.00001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding on March 31, 2025 and December 31, 2024	-	-
Additional paid-in capital	194,912,582	183,707,063
Treasury stock, at cost (502,137 shares)	(290,737)	(290,737)
Accumulated translation adjustment	(573)	(4,779)
Accumulated deficit	(187,642,210)	(182,262,606)
Total Stockholders’ Equity	6,979,365	1,149,064

Total Liabilities and Stockholders’ Equity	$27,819,282	$26,654,456

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Quarter Ended
	March 31, 2025	March 31, 2024

Revenue:
Security managed services	$6,445,233	$7,158,633
Professional services	569,823	766,498
Cybersecurity software	147,266	100,283
Total revenue	7,162,322	8,025,414

Cost of revenue:
Security managed services	2,003,847	2,553,949
Professional services	50,192	155,580
Cybersecurity software	33,230	30,505
Cost of payroll	2,752,046	3,481,908
Stock based compensation	541,405	1,097,250
Total cost of revenue	5,380,720	7,319,192
Total gross profit	1,781,602	706,222

Operating expenses:
Professional fees	513,679	491,067
Advertising and marketing	3,730	26,438
Selling, general and administrative	2,656,891	3,978,594
Stock based compensation	317,047	1,107,222
Total operating expenses	3,491,347	5,603,321

Loss from operations	(1,709,745)	(4,897,099)

Other income (expense):
Other income (expense)	(5,528)	38,892
Loss on extinguishment of convertible notes	(839,151)	-
Change in fair value of derivative liability	5,387,691	-
Interest expense, net	(8,212,871)	(749,825)

Total other expense, net	(3,669,859)	(710,933)

Loss from continuing operations before income taxes	(5,379,604)	(5,608,032)
Benefit from income taxes	-	-
Loss from continuing operations	(5,379,604)	(5,608,032)
Loss from discontinued operations, net of income taxes	-	(1,001,167)

Net Loss	(5,379,604)	(6,609,199)
Foreign currency translation adjustment	(4,206)	(663,003)
Comprehensive loss	$(5,383,810)	$(7,272,202)

Net loss per common share - basic and diluted:
Continuing operations	$(0.38)	$(0.47)
Discontinued operations	-	(0.08)
	$(0.38)	$(0.55)

Weighted average shares outstanding - basic	14,204,831	11,956,137
Weighted average shares outstanding - diluted	14,204,831	11,956,137

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Gain/(Loss)	Deficit	Total

Balance at January 1, 2025	12,324,003	$123	-	$-	$183,707,063	$(290,737)	$(4,779)	$(182,262,606)	$1,149,064

Stock based compensation - stock options	-	-	-	-	850,992	-	-	-	850,992
Stock based compensation - common stock	100,000	1	-	-	90,999	-	-	-	91,000
Stock issued for cash	3,809,519	38	-	-	1,719,518	-	-	-	1,719,556
Conversion of convertible notes	14,085,716	141	-	-	8,544,010	-	-	-	8,544,151
Foreign currency translation	-	-	-	-	-	-	4,206	-	4,206
Net loss	-	-	-	-	-	-	-	(5,379,604)	(5,379,604)
Balance at March 31, 2025	30,319,238	$303	-	$-	$194,912,582	$(290,737)	$(573)	$(187,642,210)	$6,979,365

Balance at January 1, 2024	11,949,959	$119	-	$-	$172,837,842	$-	$1,320,177	$(158,018,687)	$16,139,451

Stock based compensation - stock options	-	-	-	-	2,204,272	-	-	-	2,204,272
Stock issued for cash	41,254	1	-	-	48,086	-	-	-	48,087
Stock issued as lending discount	100,000	1	-	-	121,999	-	-	-	122,000
Stock adjustment after reverse stock split	47,356	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	(663,003)	-	(663,003)
Net loss	-	-	-	-	-	-	-	(6,609,199)	(6,609,199)
Balance at March 31, 2024	12,138,569	$121	-	$-	$175,212,199	$-	$657,174	$(164,627,886)	$11,241,608

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net loss	$(5,379,604)	$(6,609,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - stock options	850,992	2,204,272
Stock based compensation - common stock	7,460	-
Non-cash interest expense	7,898,323	68,071
Depreciation and amortization	312,224	760,281
Right of use amortization	41,707	57,346
Other	1,750	117,066
Loss on extinguishment of convertible notes	839,151	-
Change in fair value of derivative liability	(5,387,691)
Changes in operating assets and liabilities:
Accounts receivable, net	95,811	1,711,217
Inventory	-	199,826
Contract assets	(32)	2,964
Prepaids and other current assets	(738,475)	(213,949)
Accounts payable and accrued expenses	(1,334,029)	(120,323)
Lease liability	(36,349)	(30,155)
Deferred revenue	(124,746)	443,950

Net cash used in operating activities	(2,953,508)	(1,408,633)

Cash flows from investing activities:

Purchases of property and equipment	-	(75,571)

Net cash used in investing activities	-	(75,571)

Cash flows from financing activities:
Proceeds from sale of common stock	1,719,556	48,087
Proceeds from loan payable	-	2,201,984
Proceeds from convertible notes payable, related party	5,000,000	-
Proceeds from lines of credit	1,000,000	2,413,599
Payment on lines of credit	(923,851)	(137,634)
Payment on loans payable	(1,639,284)	(2,468,002)
Payment of convertible note payable	-	-
Payment of debt issuance cost	(1,408,642)	(44,000)

Net cash provided by financing activities	3,747,779	2,014,034

Effect of exchange rates on cash and cash equivalents	-	(75,283)

Net increase in cash and cash equivalents	794,271	454,547

Cash and cash equivalents - beginning of the period	992,589	1,062,442

Cash and cash equivalents - end of the period	$1,786,860	$1,516,989

Supplemental cash flow information:
Cash paid for:
Interest	$251,835	$629,364
Income taxes	$-	$-
Supplemental disclosure of non-cash transactions:
Common stock issued in exchange for services	$91,000	$-
Common stock issued as a lending discount	$-	$122,000
Debt conversion to equity	$7,705,000	$-

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

NOTE 1 – ORGANIZATION OF BUSINESS AND GOING CONCERN

Description of the Business

We are a leading cybersecurity, compliance, and software company comprised of highly trained and seasoned security professionals who work with clients to enhance or create a better cyber posture in their organization. We provide a full range of cybersecurity consulting, related services, and cybersecurity software, encompassing all four pillars of proprietary software stack, compliance, cybersecurity, and organizational culture. Our comprehensive cybersecurity services include managed security, compliance services, security operations center (“SOC”) services, virtual Chief Information Security Officer (“vCISO”) services, incident response, certified forensics, technical assessments, and cybersecurity training. We believe that culture is the foundation of every successful cybersecurity and compliance program. To deliver that outcome, we developed our unique offering of MCCP+ (“Managed Compliance & Cybersecurity Provider + Culture”), which is a holistic solution that provides all four of these pillars under one roof from a dedicated team of subject matter experts. In contrast to the majority of cybersecurity firms that are focused on a specific technology or service, we seek to differentiate ourselves by remaining technology agnostic, focusing on accumulating highly sought-after topic experts. We continually seek to identify and acquire cybersecurity talent to expand our service scope and geographical coverage to provide the best possible service for our clients. We believe that bringing together a world-class team of technological experts with multi-faceted expertise in the critical aspects of cybersecurity is key to providing technology-agnostic solutions to our clients in a business environment that has suffered from a chronic lack of highly skilled professionals, thereby setting us apart from competitors and in-house security teams. Our goal is to create a culture of security and to help quantify, define, and capture a return on investment from information technology and cybersecurity spending.

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

Our interim financial statements are unaudited, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2025. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2024.

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

We believe the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Material estimates include the allowance for credit losses, the carrying value of intangible assets and goodwill, deferred tax asset and valuation allowance, the valuation of convertible notes, derivative liabilities, the adequacy of insurance reserves, and assumptions used in the Black-Scholes option pricing model, such as expected volatility, risk-free interest rate, share price, and expected dividend rate.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue

Our revenue is derived from three major types of services to clients: security managed services, professional services, and software. With respect to security managed services, we provide culture education and enablement, tools and technology provisioning, data and privacy monitoring, regulations and compliance monitoring, remote infrastructure administration, and cybersecurity services, including, but not limited to, antivirus and patch management. With respect to professional services, we provide cybersecurity consulting, compliance auditing, vulnerability assessment and penetration testing, and disaster recovery and data backup solutions.

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for credit losses. We periodically assess our accounts and other receivables for collectability on a specific identification basis. We provide for allowances for credit losses based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. We write off accounts receivable against the allowance for credit losses when a balance is determined to be uncollectible. As of March 31, 2025 and December 31, 2024, our allowance for credit losses was $127,041 and $124,434, respectively.

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For dilutive securities, all outstanding options and warrants are considered potentially outstanding common stock. The dilutive effect, if any, of stock options is calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents are anti-dilutive with respect to losses, the options, warrants, and shares issuable upon conversion thereof have been excluded from our computation of net loss per common share for the three months ended March 31, 2025 and 2024, as follows:

	March 31, 2025	March 31, 2024
Stock options	1,473,967	1,951,206
Warrants	6,774,559	49,614
Convertible debt	1,958,854	874,672
Total	10,207,380	2,875,292

Deferred Revenue

Deferred revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the services provided to our customers or annual licenses and is recognized as services are performed or ratably over the life of the license. We generally invoice customers in advance or in milestone-based installments.

Deferred revenue consisted of the following:

	March 31, 2025	December 31, 2024
Current:
Security managed services	$332,451	$461,599
Professional services	715,182	631,241
Software	207,435	272,475
Total deferred revenue - current	$1,255,068	$1,365,315
Long-term:
Security managed services	$69,904	$84,403
Total deferred revenue – long term	$69,904	$84,403

The increase in the deferred revenue balance is primarily driven by payments received in advance of satisfying our performance obligations, offset by $570,741 of revenue recognized during 2025, which was included in the deferred revenue balance as of December 31, 2024. The deferred revenue balance as of March 31, 2025 represents our remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied and is expected to be recognized in revenue as follows:

	Remainder of 2025	2026	2027	2028	2029	Total
Security managed services	$312,882	$55,800	$25,297	$5,290	$3,086	$402,355
Professional services	715,182	-	-	-	-	715,182
Software	207,381	54	-	-	-	207,435
Total deferred revenue	$1,235,445	$55,854	$25,297	$5,290	$3,086	$1,324,972

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

We utilize Accounting Standards Codification Topic 740 (ASC 740), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. We account for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At March 31, 2025, our net deferred tax asset has been fully reserved.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740), to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this guidance require additional disclosures about income taxes, primarily focused on the disclosures of income taxes paid and the rate reconciliation table. The new guidance will be effective for the 2025 fiscal year, with early adoption permitted. The adoption of ASU 2023-09 is not expected to have a material impact on our disclosures within our condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses ASU 2024-03 is effective prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Adoption of this guidance will result in additional disclosures, but we do not expect that the adoption of ASU 2024-03 will impact our condensed consolidated financial position, results of operations, or cash flows.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	March 31, 2025	December 31, 2024
Prepaid expenses	$1,016,446	$97,706
Prepaid insurance	66,137	40,019
Total prepaid expenses and other current assets	$1,082,583	$137,725

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2025	December 31, 2024
Computer equipment	$367,584	$414,214
Leasehold improvements	25,791	25,791
Furniture and fixtures	72,511	75,698
Software	866,254	879,642
	1,332,140	1,395,345
Less: accumulated depreciation	(682,433)	(664,834)
Property and equipment, net	$649,707	$730,511

Total depreciation expense was $79,054 and $83,812 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Goodwill

The following table summarizes the net goodwill as of March 31, 2025 and December 31, 2024:

Balance as of December 31, 2024
Goodwill	$71,525,609
Accumulated impairment losses	(51,625,059)
19,900,550

Balance March 31, 2025
Goodwill	71,525,609
Accumulated impairment losses	(51,625,059)
$19,900,550

Intangible Assets

Intangible assets, net are summarized as follows:

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$3,835,981	$(3,210,976)	$625,005
Customer base	572,048	(337,238)	234,810
Non-compete agreements	487,400	(485,760)	1,640
Intellectual property/technology	2,455,879	(1,748,290)	707,589
	$7,351,308	$(5,782,264)	$1,569,044

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$3,835,981	$(3,123,766)	$712,215
Customer base	572,048	(319,587)	252,461
Non-compete agreements	487,400	(484,120)	3,280
Intellectual property/technology	2,455,879	(1,621,621)	834,258
	$7,351,308	$(5,549,094)	$1,802,214

The weighted average remaining useful life of identifiable amortizable intangible assets is 2.06 years as of March 31, 2025.

Amortization of identifiable intangible assets for the three months ended March 31, 2025 and 2024 was $233,170 and $477,157, respectively.

Based on the balance of intangible assets at March 31, 2025, expected future amortization expense is as follows:

2025 (remainder of)	$687,969
2026	709,464
2027	73,211
2028	49,200
2029	49,200
$1,569,044

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following amounts:

	March 31, 2025	December 31, 2024
Accounts payable	$4,833,969	$6,109,150
Accrued payroll and bonuses	793,632	750,410
Accrued expenses	1,302,297	1,477,846
Accrued commissions	48,500	37,847
Indirect taxes payable	29,912	32,959
Accrued interest	1,288,541	1,226,874
Total accounts payable and accrued expenses	$8,296,851	$9,635,086

Note 7 – RELATED PARTY TRANSACTIONS

Managed Services Agreement with Hensley Beverage Company – Related Party

In July 2021, we entered into a 1-year Managed Services Agreement with Hensley Beverage Company to provide secured managed services. We also may be engaged by Hensley Beverage Company from time to time to provide other related services outside the scope of the Managed Services Agreement. While the agreement provides for an original term through December 31, 2021, the agreement will continue until terminated by either party. For the three months ended March 31, 2025 and 2024, we received $186,217 and $1,123,322, respectively, from Hensley Beverage Company for contracted services, and had an outstanding receivable balance of zero as of March 31, 2025 and December 31, 2024. As of March 31, 2025, we have an outstanding balance of $230,856 due to Hensley Beverage Company for future services. Andy McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company, the parent company of Hensley Beverage Company.

Convertible Note Payable with Hensley & Company

In March 2023, we issued an unsecured convertible note to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest, was due on March 20, 2025. On March 25, 2025, we entered into Amendment Number One to this convertible note, which extended the maturity date of the convertible note to March 20, 2026. At any time prior to or on the maturity date, Hensley & Company is permitted to convert all or any portion of the outstanding principal amount and all accrued but unpaid interest thereon into shares of our common stock at a conversion price of $18.00 per share. During the quarter ended March 31, 2025 and 2024, we recorded interest expense of $125,000. As of March 31, 2025 and December 31, 2024, we had accrued interest of $1,013,888 and $888,888, respectively. Mr. McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company.

Note 8 – STOCKHOLDERS’ EQUITY

Options

We granted stock options vesting solely upon the continued service of the recipient. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the required service period of each award.

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	1,523,691	$37.34	-	-
Granted	201,666	0.62	-	-
Exercised	-	-	-	-
Expired or cancelled	(251,390)	39.19	-	-
Outstanding at March 31, 2025	1,473,967	$31.88	4.69	$14,767
Exercisable at March 31, 2025	1,241,030	$35.54	3.90	$14,767

Total compensation expense related to the options was $850,992 and $2,204,272 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was future compensation expense of $1,986,051 with a weighted average recognition period of 0.80 years related to the options.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2025 was $0.57. The total intrinsic value of options exercised during the three months ended March 31, 2025 was zero.

During the three months ended March 31, 2025, 216,294 options vested, net of forfeitures.

Warrant Activity Summary

The following table summarizes warrant activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	6,774,559	$1.14	4.93	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at March 31, 2025	6,774,559	$1.14	4.68	$-
Exercisable at March 31, 2025	6,774,559	$1.14	4.68	$-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Claims

There are no material pending legal proceedings in which we or any of our subsidiaries are a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

Indirect Taxes

We are subject to indirect taxation in some, but not all, of the various states and foreign jurisdictions in which we conduct business. Laws and regulations attempting to subject commerce conducted over the Internet to various indirect taxes are becoming more prevalent, both in the United States and internationally, and may impose additional burdens on us in the future. Increased regulation could negatively affect our business directly, as well as the business of our customers. Taxing authorities may impose indirect taxes on the Internet-related revenue we generated based on regulations currently being applied to similar, but not directly comparable industries. There are many transactions and calculations where the ultimate indirect tax determination is uncertain. In addition, domestic and international indirect taxation laws are complex and subject to change. We may be audited in the future, which could result in changes to our indirect tax estimates. We continually evaluate those jurisdictions in which nexus exists and believe we maintain adequate indirect tax accruals.

As of March 31, 2025 and December 31, 2024, our accrual for estimated indirect tax liabilities was $29,912 and $32,959, respectively, reflecting our best estimate of the potential liability based on an analysis of our business activities, revenues subject to indirect taxes, and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation, or settlements could be materially different than the amounts established for indirect tax contingencies.

Warranties

Our services are generally warranted to deliver and operate in a manner consistent with general industry standards that are reasonably applicable and materially conform with our documentation under normal use and circumstances.

We offer a limited warranty to select customers, subject to various conditions, to cover certain costs incurred by the customer in case of a security breach. We have entered into an insurance policy to cover our potential liability arising from this limited warranty arrangement. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the unaudited condensed consolidated financial statements as of March 31, 2025 and December 31, 2024.

In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid.

NOTE 10 – LOANS PAYABLE AND LINES OF CREDIT

Loans Payable

Loans payable was as follows:

	Effective Interest Rates	Maturities	March 31, 2025	December 31, 2024

Term loans	5.62% to 8.00%	2025- 2027	1,072,078	2,711,362
Less, current portion			(1,044,443)	(2,674,090)
Long term loans payable			$27,635	$37,272

Term Loans

Our subsidiaries are borrowers under certain term loans. These term loans require weekly or monthly principal and interest payments. These term loans are secured by various assets owned by our subsidiaries.

In November 2023, we entered into a business loan and security agreement, pursuant to which we obtained a loan with a principal amount of $2,200,000 and paid an origination fee of $44,000. The business loan carried an interest rate of 53.44% per annum and is payable in 52 weekly installments of $53,731. The business loan was secured by all of the assets of our U.S. subsidiaries. The proceeds of the loan were used to repay in full the amount owned under our cash advance agreements that we entered into in March and August 2023.

On March 28, 2024, under a troubled debt restructuring, we entered into a Business Loan and Security Agreement (the “Loan Agreement”) with LendSpark Corporation (the “Lender”), pursuant to which we obtained a restructured loan with a principal amount of $2,200,000 (the “Restructured Loan”) from the Lender. Pursuant to the Loan Agreement, we paid the Lender a $44,000 origination fee. The Restructured Loan bore interest at a rate of 51.73% per annum and was payable in 52 weekly installments of $53,308, commencing on April 5, 2024.

Pursuant to the Loan Agreement, we granted the Lender a security interest in all of our assets and the assets of our U.S. subsidiaries (the “Collateral”) that was secondary to the security interest held by Aion Financial Technologies, Inc. (“Aion”). Upon the occurrence of an event of default, the Lender was permitted to, among other things, accelerate the Loan and declare all obligations immediately due and payable or take possession of the Collateral.

In connection with the Restructured Loan, we entered into a Fee Agreement (the “Fee Agreement”) with the Lender, pursuant to which we issued 100,000 shares of our common stock, as partial consideration for the Lender’s agreement to enter into the Loan Agreement and extend credit to us. The Fee Agreement contained customary representations, warranties, agreements, and obligations of the parties. For the three months ended March 31, 2025, we recorded interest expense of $54,561. The Restructured Loan was repaid in full on March 26, 2025.

In June 2024, we entered into a Subordinated Business Loan and Security Agreement (“Subordinated Business Loan Agreement”) with Agile Capital Funding, LLC (“Agile”), pursuant to which we obtained a loan with a principal amount of $2,000,000 plus an administrative agent fee paid of $100,000 (“Subordinated Business Loan”). The Subordinated Business Loan was in excess of 100% per annum and was payable in 30 weekly installments. The first four installments due were $75,000 followed by 26 installments of $103,154. For the three months ended March 31, 2025, we recorded interest income of $44,100.

Pursuant to the Subordinated Business Loan, we granted Agile a security interest in the Collateral that was tertiary to the security interest held by Aion and LendSpark. Upon the occurrence of an event of default, Agile was permitted to, among other things, accelerate the Subordinated Business Loan and declare all obligations immediately due and payable or take possession of the Collateral. We used proceeds from the Subordinated Business Loan for general corporate purposes, which included working capital, capital expenditures, and repayment of debt. This loan was repaid in full in February 2025.

In November 2024, we entered into a Note Purchase Agreement, pursuant to which we obtained a loan with a principal amount of $540,000 and paid an original issue discount of $140,000. The effective interest rate on the Note Purchase Agreement exceeded 100% per annum. This loan matured on January 1, 2025 and was repaid in full.

In November 2024, we entered into an Intellectual Property Buy-Back Purchase Agreement, pursuant to which we reacquired vCISO, LLC in exchange for a Promissory Note with a face value of $1,020,000 and interest of 8.00% per annum. The Promissory Note matures in November 2025. We may not prepay any principal amount due under this Promissory Note without the consent of the holder. For the three months ended March 31, 2025, we recorded interest expense of $25,268, and accrued interest as of March 31, 2025 and December 31, 2024, was $29,737 and $11,136, respectively.

Line of Credit

On January 31, 2024, we entered into a Loan and Security Agreement (the “2024 Loan and Security Agreement”) with Aion, pursuant to which we may borrow up to $3,500,000. The amount available for borrowing at any one time is limited to 80% of our eligible accounts receivable. The 2024 Loan and Security Agreement will bear interest at a rate of 19.25% per annum (based on a 360-day year), payable on the first business day of each month following the accrual thereof. The 2024 Loan and Security Agreement, together with accrued and unpaid interest thereon, was due on January 30, 2025 (the “Maturity Date”). Upon providing 30 days written notice we may terminate the 2024 Loan and Security Agreement, subject to an early termination fee of $35,000. Upon the occurrence of an “Event of Default” (as defined in the 2024 Loan Security Agreement and including the failure to make required payments when due after specified grace periods, certain breaches and certain specified insolvency events), Aion would have the right to accelerate payments due, after which interest at a default rate of 29.25% per annum. The 2024 Loan and Security Agreement is secured by our assets.

We used proceeds from the 2024 Loan and Security Agreement to repay outstanding debt and may use for general corporate purposes, which includes working capital, capital expenditures, and repayment of debt. For the three months ended March 31, 2025 and 2024, we recorded interest expense of $86,476 and $14,874, respectively. Accrued interest as of March 31, 2025 and December 31, 2024 was zero.

Convertible Notes Payable

In March 2023, we issued an unsecured convertible note to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest, was due on March 20, 2025. On March 25, 2025, we entered into Amendment Number One to this convertible note, which extended the maturity date of the convertible note to March 20, 2026. At any time prior to or on the maturity date, Hensley & Company is permitted to convert all or any portion of the outstanding principal amount and all accrued but unpaid interest thereon into shares of our common stock at a conversion price of $18.00 per share. During the quarter ended March 31, 2025 and 2024, we recorded interest expense of $125,000. As of March 31, 2025 and December 31, 2024, we had accrued interest of $1,013,888 and $888,888, respectively. Mr. McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company.

In June 2023, we issued an unsecured convertible note in the principal amount of $1,050,000 bearing an interest rate of 10.00% per annum payable monthly. The principal amount, together with accrued and unpaid interest was due on June 7, 2024. At any time prior to or on the maturity date, the holder is permitted to convert all of the outstanding principal amount into 4.20% of the authorized units of our wholly owned subsidiary vCISO, LLC.

In June 2024, we entered into Amendment #1 to extend the maturity date of the $1,050,000 unsecured convertible note to December 15, 2024. In exchange for an extension of the maturity date, we agreed to repay on September 30, 2024, all accrued, but unpaid interest as of June 30, 2024 on the convertible note. All remaining accrued, but unpaid interest was due at maturity on December 15, 2024.

In December 2024, we entered into Amendment #2 to extend the maturity date of the $1,050,000 unsecured convertible note to December 15, 2025. In exchange for the extension of the maturity date, interest beginning from the date of Amendment #2 increased to 12.00% per annum and $25,000 of accrued interest to be repaid on or before December 31, 2024, with remaining accrued interest due on or before March 31, 2025. We recorded interest expense of $31,529 and $27,603 for the three months ended March 31, 2025 and 2024, respectively. Accrued interest as of March 31, 2025 and December 31, 2024 was $94,694 and $163,165, respectively.

In October 2023, we issued an unsecured convertible note in the principal amount of $1,000,000 bearing an interest rate of 12.00% per annum payable monthly. The principal amount, together with accrued and unpaid interest was due on October 12, 2024. At any time prior to or on the maturity date, the holder is permitted to convert all of the outstanding principal amount into shares of our common stock at a conversion price of $1.7595 per share.

In June 2024, we entered into Amendment #1 to extend the maturity date of the $1,000,000 unsecured convertible note to December 15, 2024. In exchange for an extension of the maturity date, we agreed to repay on September 30, 2024, all accrued, but unpaid interest as of June 30, 2024 on the convertible note. All remaining accrued, but unpaid interest was due at maturity on December 15, 2024.

In December 2024, we entered into Amendment #2 to extend the maturity date of the $1,000,000 unsecured convertible note to December 15, 2025. In exchange for the extension of the maturity date, interest beginning from the date of Amendment #2 increased to 12.00% per annum and $25,000 of accrued interest to be repaid on or before December 31, 2024, with remaining accrued interest due on or before March 31, 2025. We recorded interest expense of $34,830 and $31,184 for the three months ended March 31, 2025 and 2024, respectively. Accrued interest as of March 31, 2025 and December 31, 2024 was $149,137 and $164,307, respectively.

In December 2024, we entered into a Securities Purchase Agreement (the “Agreement”) with several purchasers (the “Purchasers”). Pursuant to the Agreement, the Purchasers agreed to purchase an aggregate of up to $8,125,000, including convertible notes and warrants to purchase our common stock. The convertible notes had a face value of up to $8,125,000 and were subject to an original issue discount of 20%. The convertible notes did not bear a stated rate of interest and matured one year from the date of issuance. The effective interest rate of these convertible notes exceeded 100% per annum. At any time prior to or on the maturity date, the Purchasers, could in part or in whole convert the outstanding principal amount into shares of our common stock at a Conversion Price equal to 90% of the lowest volume weighed average price of our common stock during the ten Trading Day period immediately preceding the Conversion Date. At no time could the Conversion Price be below $0.394 per share.

The Agreement initially funded us with gross proceeds of $3,125,000 in December 2024, and the remaining $5,000,000 was funded upon the effectiveness of a change in a majority of our directors, which occurred on January 7, 2025.

We recorded these convertible notes at fair value and recognized the fair value of a derivative liability upon each tranche of funding. The allocation of fair value to the convertible notes was made on a relative fair value basis as the free-standing warrants issued in 2024 in connection with the Agreement are equity classified.

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

During the quarter-end March 31, 2025, $7,705,000 of the convertible notes was converted into share shares of our common stock. We recognized a loss on the conversion of the convertible notes of $839,151, which is the intrinsic value of the shares converted. As of March 31, 2025, $420,000 of the principal balance remained outstanding. For the three months ended March 31, 2025, we recognized interest expense of $7,898,323 related to the accretion of the convertible notes and the amortization of debt issuance costs. On April 1, 2025, the remaining balance of these convertible notes was converted into shares of our common stock.

The proceeds from the Agreement were used to repay outstanding principal amounts of short-term indebtedness and for general corporate purposes, which included working capital, and research and development.

Future minimum payments under the above loans payable, line of credit, and convertible notes payable due as of March 31, 2025 were as follows:

2025 (remainder of)	$10,552,389
2026	33,495
2027	3,615
Total future minimum payments	10,589,499
Less: discount	(13,334)
10,576,165
Less: current	(10,548,530)
$27,635

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

When measuring lease liabilities for leases that were classified as operating leases, we discounted lease payments using our estimated incremental borrowing rate at commencement date of each lease. The weighted average incremental borrowing rate applied was 11.54%. As of March 31, 2025, our leases had a remaining weighted average term of 2.97 years.

Operating leases are included in the unaudited condensed consolidated balance sheets as follows:

	Classification	March 31, 2025	December 31, 2024
Lease assets
Operating lease ROU assets, net	Assets	$495,466	$537,173
Total lease assets		$495,466	$537,173

Lease liabilities
Operating lease liabilities, current	Current liabilities	$177,176	$170,289
Operating lease liabilities, non-current	Liabilities	384,834	428,070
Total lease liabilities		$562,010	$598,359

The components of lease costs, which are included in loss from operations in our unaudited condensed consolidated statements of operations, were as follows:

	Three Months Ended March 31,
	2025	2024
Leases costs
Operating lease costs	$53,280	$73,996
Short term and variable lease costs	6,695	16,165
Total lease costs	$59,975	$90,161

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the three months ended March 31, 2025 were as follows:

Fiscal Year	Operating Leases
2025 (remainder of)	$164,097
2026	223,177
2027	229,145
2028	51,662
Total future minimum lease payments	668,081
Amount representing interest	(106,071)
Present value of net future minimum lease payments	$562,010

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

NOTE 13 – GEOGRAPHIC INFORMATION

All of our revenue and property and equipment from continuing operations is located within the United States.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents Accumulated Other Comprehensive Income (“AOCI”) activity in equity:

	Foreign Currency Translation Adjustments	Total AOCI

Balance as of December 31, 2024	$(4,779)	$(4,779)
Other comprehensive income	4,206	4,206
Amounts reclassified from AOCI	-	-
Balance as of March 31, 2025	$(573)	$(573)

NOTE 15 – FAIR VALUE MEASUREMENT

The following table sets forth our material liabilities measured and recorded at fair value on a recurring basis:

	As of March 31, 2025
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current liabilities
Derivative liability	$-	$-	$79,919
Total liabilities measured at fair value	$-	$-	$79,919

	As of December 31, 2024
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current liabilities
Derivative liability	$-	$-	$2,102,927
Total liabilities measured at fair value	$-	$-	$2,102,927

The estimated fair value of the conversion feature of the derivative liability is based on Monte Carlo simulations, a traditional valuation model. The derivative liability component of the convertible notes are classified as Level 3 due to significant unobservable inputs.

NOTE 16 – SEGMENT INFORMATION

We report our operating results through one reportable segment.

Our Chief Operating Decision Maker (“CODM”), as of March 31, 2025, was our Chief Executive Officer. Our CODM evaluates the performance of and allocates resources to our segment based on our consolidated net loss and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Segment EBITDA is defined as segment revenue less operating costs and expenses, excluding depreciation and amortization interest income or expense (net), provision or benefit for income taxes, change in fair value of derivative liabilities, loss on extinguishment of debt, impairment of goodwill and intangible assets, and stock-based compensation expense (“Segment EBITDA”). We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segment performance on a consistent basis.

Net loss and Segment EBITDA are used to monitor budgeted versus actual results. Additionally, review of budgeted versus actual results is used in assessing performance of the segment.

Our CODM does not use assets by segment to evaluate performance or allocate resources; therefore, we do not provide disclosure of assets by segment.

The following table presents our segment information for the periods indicated and, because we currently only have one segment, net loss is identical to the information presented in our “Condensed Consolidated Statement of Operations” above:

	Three months ended March 31,
	2025	2024

Net loss from continuing operations	$(5,379,604)	$(5,608,032)
Loss on extinguishment of debt	839,151	-
Interest expense, net	8,212,871	749,825
Depreciation and amortization	312,224	560,976
Stock-based compensation	858,452	2,204,472
Change in fair value of derivative liability	(5,387,691)	-
Segment EBITDA	$(544,597)	$(2,092,759)

NOTE 17 – SUBSEQUENT EVENTS

On April 1, 2025, the remaining $420,000 balance from the convertible note we entered into in December 2024 was converted into shares of our common stock.

On April 14, 2025, we entered into a Loan and Security Agreement (the “2025 Loan and Security Agreement”) with Aion to replace the 2024 Loan and Security Agreement, pursuant to which we may borrow up to $3,500,000. The amount available for borrowing at any one time is limited to 80% of our eligible accounts receivable. The 2025 Loan and Security Agreement will bear interest at a rate of 18.00% per annum (based on a 360-day year), payable on the first business day of each month following the accrual thereof. The 2025 Loan and Security Agreement, together with accrued and unpaid interest thereon, is due on April 14, 2026 (the “Maturity Date”). Upon providing 30 days written notice we may terminate the 2025 Loan and Security Agreement, subject to an early termination fee of $35,000. Upon the occurrence of an “Event of Default” (as defined in the 2025 Loan Security Agreement and including the failure to make required payments when due after specified grace periods, certain breaches and certain specified insolvency events), Aion would have the right to accelerate payments due, which from after such acceleration would bear interest at a default rate of 29.25% per annum. The 2025 Loan and Security Agreement is secured by our assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Unless otherwise indicated or the context requires otherwise, the terms “we,” “us,” “our,” and “our company” refer to CISO Global, Inc., a Delaware corporation, and its wholly owned subsidiaries. Unless otherwise specified, all dollar amounts are expressed in U.S. dollars.

First Quarter 2025 Highlights

Our operating results for the three months ended March 31, 2025 included the following:

● ●	Repayment of two term loans with interest rates exceeding 100% Conversion of $7.7 million of convertible debt into shares of common stock
●	Total gross profit increased to $1.8 million for the three months ended March 31, 2025, as compared to $0.7 million for the three months ended March 31, 2024.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

Our financial results for the three months ended March 31, 2025 are summarized as follows in comparison to the three months ended March 31, 2024:

	Three Months Ended March, 31
	2025	2024	Variance
Revenue:
Security managed services	$6,445,233	$7,158,633	$(713,400)
Professional services	569,823	766,498	(196,675)
Cybersecurity software	147,266	100,283	46,983
Total revenue	7,162,322	8,025,414	(863,092)

Cost of revenue:
Security managed services	2,003,847	2,553,949	(550,102)
Professional services	50,192	155,580	(105,388)
Cybersecurity software	33,230	30,505	2,725
Cost of payroll	2,752,046	3,481,908	(729,862)
Stock based compensation	541,405	1,097,250	(555,845)
Total cost of revenue	5,380,720	7,319,192	(1,938,472)
Total gross profit	1,781,602	706,222	1,075,380
Operating expenses:
Professional fees	513,679	491,067	22,612
Advertising and marketing	3,730	26,438	(22,708)
Selling, general, and administrative	2,656,891	3,978,594	(1,321,703)
Stock-based compensation	317,047	1,107,222	(790,175)
Total operating expenses	3,491,347	5,603,321	(2,111,974)

Loss from operations	(1,709,745)	(4,897,099)	3,187,354
Other income (expense):
Other income (expense)	(5,528)	38,892	(44,420)
Loss on extinguishment of convertible notes	(839,151)	-	(839,151)
Change in fair value of derivative liability	5,387,691	-	5,387,691
Interest expense, net	(8,212,871)	(749,825)	(7,463,046)

Total other income (expense)	(3,669,859)	(710,933)	(2,958,926)

Loss from continuing operations	$(5,379,604)	$(5,608,032)	$228,428

Revenue

Security managed services revenue decreased by $713,400, or 10%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to lower hardware and software sales.

Professional services revenue decreased by $196,675, or 26%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to fewer customer projects.

Cybersecurity software revenue increased by $46,983, or 47%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to an increase in subscriptions for our Checklight cybersecurity software.

Expenses

Cost of Revenue

Security managed services cost of revenue decreased by $550,102, or 22%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to lower hardware and software sales.

Professional services cost of revenue decreased by $105,388, or 68%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to a decreased use of consultants.

Cybersecurity software cost of revenue increased by $2,725, or 9%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to our increase in Checklight subscriptions.

Cost of payroll decreased by $729,862, or 21%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to headcount reductions in 2024.

Stock-based compensation expenses decreased by $555,845, or 51%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, due to the forfeiture of options by terminated employees and options that contractually expired.

Operating Expenses

Professional fees increased by $22,612, or 5%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, due to an increase in legal and accounting fees offset by a decrease in consultant fees.

Advertising and marketing expenses decreased by $22,708, or 86%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, due to utilizing internal resources for advertising and marketing activities.

Selling, general, and administrative expenses decreased by $1,321,703, or 33%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to reductions in headcount during 2024 resulting in lower costs for compensation, insurance, and leases in 2025.

Stock based compensation expenses decreased by $790,175, or 71%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to the forfeiture of options by terminated employees and options that contractually expired.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfying liabilities in the normal course of business. For the three months ended March 31, 2025, we incurred a net loss of $5,379,604 and negative cash flows from operations of $2,953,508 and expect to incur further losses through the end of 2025. In the report accompanying our financial statements for the year ended December 31, 2024, our independent registered public accounting firm stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so based on our recurring losses from operations and need to raise additional capital. These condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

As of March 31, 2025, we had $289,409,103 of available funding under our Shelf Registration Statement on Form S-3 from which we may issue our securities to fund current and future operations, assuming there is adequate demand for our securities. Although we have access to our Shelf Registration Statement on Form S-3, based on our public float, as of the filing date of our Annual Report on Form 10-K for the year ended December 31, 2024, we are only permitted to utilize a “shelf” registration statement for primary offerings, including the Shelf Registration Statement, subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rules. For so long as our public float is less than $75,000,000, we may not sell more than the equivalent of one-third of our public float during any twelve consecutive months pursuant to the baby shelf rules. While alternative public and private transaction structures may be available, these may require additional time and costs, may result in substantial dilution to existing stockholders, in light of our current stock price, may impose operational restrictions on us, and may not be available on attractive terms or at all.

Working Capital Deficit

Our working capital deficit as of March 31, 2025 in comparison to our working capital deficit as of December 31, 2024, is summarized as follows:

	As of
	March 31,	December 31,
	2025	2024
Current assets	$5,010,286	$3,481,071
Current liabilities	20,357,544	24,955,647
Working capital deficit	$(15,347,258)	$(21,474,576)

The increase in current assets is primarily due to an increase in cash and cash equivalents and prepaid expenses and other current assets of $794,271 and $944,858, respectively, offset by a decrease in accounts receivable, net, and prepaid cost of revenue of $95,814 and $114,135, respectively. The decrease in current liabilities is primarily due to a decrease in accounts payable and accrued expenses, loans payable, and derivative liability of $1,338,235, $1,629,647, and $2,023,008, respectively.

Cash Flows

Our cash flows for the three months ended March 31, 2025 in comparison to our cash flows for the three months ended March 31, 2024, can be summarized as follows:

	Three Months ended March 31,
	2025	2024
Net cash used in operating activities	$(2,953,508)	$(1,408,633)
Net cash used in investing activities	-	(75,571)
Net cash provided by financing activities	3,747,779	2,014,034
Effect of exchange rates on cash and cash equivalents	-	(75,283)

Operating Activities

Net cash used in operating activities was $2,953,508 for the three months ended March 31, 2025 and was primarily due to cash used to fund a net loss of $5,379,604, adjusted for non-cash expenses in the aggregate of $4,563,916 and additional cash inflow by changes in the levels of operating assets and liabilities, primarily as a result of a decrease in accounts payable and accrued expenses, and prepaids and other current assets. Net cash used in operating activities was $1,408,633 for the three months ended March 31, 2024 and was primarily due to cash used to fund a net loss of $6,609,199, adjusted for non-cash expenses in the aggregate of $3,207,036 and additional cash inflow by changes in the levels of operating assets and liabilities, primarily as a result of a decrease in accounts receivables, net, and an increase in deferred revenue.

Investing Activities

Net cash used in investing activities of zero and $75,571 for the three months ended March 31, 2025 and 2024, respectively, was due to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $3,747,779, which was primarily due to $1,719,556 from the sale of our common stock, cash received from borrowings on our convertible loans payable and line of credit, net of debt issuance cost, of $4,591,358, offset by $2,563,135 in repayments of our loans payable and lines of credit. Net cash provided by financing activities for the three months ended March 31, 2024 was $2,014,034, which was primarily due to cash received from borrowings on our loans payable and lines of credit, net of debt issuance cost, of $4,571,583, offset by $2,605,636 in repayments of our loans payable and lines of credit.

The accompanying financial statements have been prepared on a going concern basis, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. However, due to losses incurred, substantial doubt about our ability to continue as a going concern exists.

We are actively evaluating strategies to obtain the necessary additional funding for future operations. These strategies may include, obtaining equity financing, issuing debt, or entering into other financing arrangements, and restructuring of operations to grow revenues and decrease expenses. However, we may be unable to access further equity or debt financing when needed. Consequently, there is no assurance that we will be able to obtain the necessary liquidity when needed or under acceptable terms, if at all.

Our ability to continue as a going concern depends on successfully executing the plan outlined in our growth strategy and eventually achieving profitable operations. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in the notes to our condensed consolidated financial statements included herein for the quarter ended March 31, 2025 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the periods. Our significant estimates and assumptions include the allowance for credit losses, the carrying value of intangible assets and goodwill, deferred tax asset and valuation allowance, the valuation of convertible notes, derivative liabilities, the adequacy of insurance reserves, and assumptions used in the Black-Scholes option pricing model, such as expected volatility, risk-free interest rate, share price, and expected dividend rate could be affected by external conditions, including those unique to us and general economic conditions. It is reasonably possible that these external factors could have an effect on our estimates and could cause actual results to differ from those estimates.

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

The most significant assumptions and judgments include estimating the expected option term, the expected stock price volatility, and the risk-free interest rates. The assumptions used in our option pricing model represent management’s best estimates. If factors change and different assumptions are used, our equity-based compensation expense could be materially different in the future. We record forfeitures when they occur, based on our lack of historical data available to estimate an appropriate forfeiture rate. Changes in our forfeiture rate can have a significant impact on our equity-based compensation expense since the cumulative effect of adjusting the forfeiture rate is recognized in the period in which the estimate is changed.

We will continue to use judgment in evaluating the assumptions related to our equity-based awards on a prospective basis. As we continue to accumulate additional data related to our awards, we may refine our estimates, which could materially impact our future equity-based compensation expense.

Revenue Recognition

Our agreements with clients are primarily service contracts that range in duration from a few months to three year. We recognize revenue when control of these services is transferred to the client for an amount, referred to as the transaction price, which reflects the consideration to which we are expected to be entitled in exchange for those goods or services.

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

Cybersecurity Software

Cybersecurity revenue primarily consists of our internally developed software products, CHECKLIGHT Endpoint Security Monitoring, ARGO Security Management, CISO Edge Cloud Security Platform, DISC Net Gen VPN, and Skanda Breach Assessment Tool. Each software offering is a single performance obligation, and we begin revenue recognition upon provisioning of our cybersecurity software to our customers and recognize ratably over the duration of the service period. We currently do not bundle our cybersecurity software with other product offerings, and as a result, judgment is not required to determine standalone selling price.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective. This does not include an evaluation by our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, risk factors that materially affect our business, financial condition, or results of operations. There have been no material changes from the risk factors previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2025, we issued 100,000 shares of our common stock to TraDigital Marketing Group as compensation for investor relations services provided to our company.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case, defined in Item 408 of Regulation S-K).

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

CISO GLOBAL, INC.

By:	/s/ David G. Jemmett
David G. Jemmett
Chief Executive Officer
(Principal Executive Officer)
Date:	May 15, 2025

By:	/s/ Debra L. Smith
Debra L. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	May 15, 2025

