Form 10-Q
period 2025-06-30
CISO Global, Inc.
filed 2025-08-14
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 8, 2025, there were 33,408,105 shares of the registrant’s common stock outstanding.

CISO GLOBAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025 (unaudited)

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

Forward-looking statements made in this Quarterly Report on Form 10-Q include statements about:

●	our ability to maintain an effective system of internal controls and accurately report our financial results;
●	that we will continually seek to identify and acquire cybersecurity talent to expand our service scope and geographical coverage to provide the best possible service for our clients;
●	our belief that our cash and cash equivalents as of the date of this filing, together with anticipated revenues, will be sufficient to meet our anticipated cash requirement for the near term;
●	the doubt about our ability to continue as a going concern;
●	our efforts to developing our business, reducing overhead cost, and capital raising;
●	our plan to improve our liquidity by a planned reduction in overhead costs and actively pursuing additional debt and /or equity financing through discussions with investment bankers and private investors;
●	our estimate for indirect tax liabilities; and
●	our expectation that we will incur further losses through the end of 2025.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED)

CISO GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024

ASSETS

Current Assets:
Cash and cash equivalents	$760,754	$992,589
Accounts receivable, net of allowance for credit losses of $136,348 and $124,434 at June 30, 2025 and December 31, 2024, respectively	1,594,739	1,837,521
Prepaid cost of revenue	181,820	334,143
Prepaid expenses and other current assets	590,712	137,725
Contract assets	214,484	179,093
Total Current Assets	3,342,509	3,481,071

Property and equipment, net	573,026	730,511
Operating lease right-of-use assets, net	453,759	537,173
Intangible assets, net	1,335,874	1,802,214
Goodwill	19,900,550	19,900,550
Prepaid cost of revenue, net of current portion	51,505	73,021
Other assets	131,965	129,916

Total Assets	$25,789,188	$26,654,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$6,824,616	$9,635,086
Deferred revenue	918,119	1,365,315
Lease liabilities	168,512	170,289
Loans payable	1,086,427	2,674,090
Line of credit	1,754,906	1,957,938
Derivative liability	-	2,102,927
Convertible notes payable	2,050,000	2,050,002
Convertible note payable, related party	5,000,000	5,000,000
Total Current Liabilities	17,802,580	24,955,647

Deferred revenue, net of current portion	57,827	84,403
Loans payable, net of current portion	21,483	37,272
Lease liabilities, net of current portion	354,655	428,070

Total Liabilities	18,236,545	25,505,392

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Common stock, $.00001 par value; 300,000,000 shares authorized; 33,167,604 and 12,324,003 shares issued at June 30, 2025 and December 31, 2024, respectively; 32,665,467 and 11,821,866 shares outstanding at June 30, 2025 and December 31, 2024, respectively	331	123
Preferred stock, $.00001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	-	-
Additional paid-in capital	198,497,240	183,707,063
Treasury stock, at cost (502,137 shares)	(290,737)	(290,737)
Accumulated other comprehensive loss	(2,060)	(4,779)
Accumulated deficit	(190,652,131)	(182,262,606)
Total Stockholders’ Equity	7,552,643	1,149,064

Total Liabilities and Stockholders’ Equity	$25,789,188	$26,654,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue:
Security managed services	$6,046,950	$7,080,326	$12,492,183	$14,238,959
Professional services	522,804	632,225	1,092,627	1,398,723
Cybersecurity software	143,833	95,874	291,099	196,157
Total revenue	6,713,587	7,808,425	13,875,909	15,833,839

Cost of revenue:
Security managed services	1,809,328	2,334,703	3,813,175	4,888,652
Professional services	72,547	134,584	122,739	290,164
Cybersecurity software	58,815	28,264	92,045	58,769
Cost of payroll	2,658,957	3,176,818	5,411,003	6,658,726
Stock-based compensation	477,100	1,200,147	1,018,505	2,297,397
Total cost of revenue	5,076,747	6,874,516	10,457,467	14,193,708
Total gross profit	1,636,840	933,909	3,418,442	1,640,131

Operating expenses:
Professional fees	166,178	311,194	679,857	802,261
Advertising and marketing	525,302	6,322	529,032	32,760
Selling, general and administrative	2,630,096	3,605,280	5,286,987	7,583,874
Stock-based compensation	644,651	1,252,720	961,698	2,359,742
Total operating expenses	3,966,227	5,175,516	7,457,574	10,778,637

Loss from operations	(2,329,387)	(4,241,607)	(4,039,132)	(9,138,506)

Loss on extinguishment of convertible notes	(24,518)	-	(863,669)	-
Change in fair value of derivative liability	79,919	-	5,467,610	-
Interest expense	(736,309)	(623,941)	(8,949,180)	(1,373,766)
Other income (expense), net	374	(73,810)	(5,154)	(34,918)

Loss from continuing operations before income taxes	(3,009,921)	(4,939,358)	(8,389,525)	(10,547,190)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(3,009,921)	(4,939,358)	(8,389,525)	(10,547,190)
Loss from discontinued operations, net of income taxes (1)	-	(3,497,529)	-	(4,498,885)
Net loss	$(3,009,921)	$(8,436,887)	$(8,389,525)	$(15,046,075)
Net loss per common share, basic and diluted:
Continuing operations	$(0.09)	$(0.40)	$(0.36)	$(0.87)
Discontinued operations	-	(0.29)	-	(0.37)
	$(0.09)	$(0.69)	$(0.36)	$(1.24)
Weighted-average shares used in computing net loss per share, basic and diluted:	31,834,324	12,213,362	23,084,015	12,089,673

Other comprehensive (loss) income:
Foreign currency translation adjustments	$(1,487)	$253,414	$2,719	$(403,760)
Other comprehensive (loss) income	(1,487)	253,414	2,719	(403,760)
Comprehensive loss	$(3,011,408)	$(8,183,473)	$(8,386,806)	$(15,449,835)

(1)	Includes recognized loss on assets held for sale of $3,349,799 for the three and six months ended June 30, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2025
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2024	12,324,003	$123	(502,137)	$(290,737)	$183,707,063	$(4,779)	$(182,262,606)	$1,149,064

Stock-based compensation - stock options	-	-	-	-	1,927,243	-	-	1,927,243
Issuance of common stock for services	100,000	1	-	-	90,999	-	-	91,000
Issuance of common stock	4,933,395	49	-	-	2,684,705	-	-	2,684,754
Conversion of convertible notes	15,151,706	152	-	-	8,988,517	-	-	8,988,669
Issuance of warrants	-	-	-	-	441,548	-	-	441,548
Exercise of warrants	655,000	6	-	-	654,994	-	-	655,000
Exercise of stock options	3,500	-	-	-	2,171	-	-	2,171
Other comprehensive income	-	-	-	-	-	2,719	-	2,719
Net loss	-	-	-	-	-	-	(8,389,525)	(8,389,525)
Balance at June 30, 2025	33,167,604	$331	(502,137)	$(290,737)	$198,497,240	$(2,060)	$(190,652,131)	$7,552,643

	Six Months Ended June 30, 2024
						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance at December 31, 2023	11,949,959	$119	-	$-	$172,837,842	$1,320,177	$(158,018,687)	$16,139,451

Stock-based compensation - stock options	-	-	-	-	4,657,139	-	-	4,657,139
Issuance of common stock	126,688	2	-	-	154,945	-	-	154,947
Stock issued as lending discount	100,000	1	-	-	121,999	-	-	122,000
Stock adjustment after reverse stock split	47,356	-	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	(403,760)	-	(403,760)
Net loss	-	-	-	-	-	-	(15,046,075)	(15,046,075)
Balance at June 30, 2024	12,224,003	$122	-	$-	$177,771,925	$916,417	$(173,064,762)	$5,623,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,389,525)	$(15,046,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation - stock options	1,927,243	4,657,139
Stock-based compensation - stock issued for services	52,960	-
Non-cash interest expense	8,364,805	189,613
Depreciation and amortization	622,074	1,469,119
Non-cash operating lease costs	83,414	115,843
Bad debt expense	72,563	14,464
Loss on assets held for sale	-	3,349,799
Change in fair value of derivative liability	(5,467,610)	-
Loss on extinguishment of convertible notes	863,669	-
Other	1,751	117,066
Changes in operating assets and liabilities:
Accounts receivable	170,219	2,084,860
Inventory	-	161,586
Contract assets	(35,391)	42,942
Prepaid expenses and other assets	(243,157)	144,392
Accounts payable and accrued expenses	(2,777,383)	(433,905)
Lease liabilities	(75,192)	(97,850)
Deferred revenue	(473,772)	551,385
Net cash used in operating activities	(5,303,332)	(2,679,622)

Cash flows from investing activities:
Purchases of property and equipment	-	(83,095)
Net cash used in investing activities	-	(83,095)

Cash flows from financing activities:
Proceeds from sales of common stock, net of offering costs	2,684,754	154,947
Proceeds from stock option exercises	2,171	-
Proceeds from exercises of warrants	655,000	-
Proceeds from loans payable	-	4,273,823
Proceeds from convertible notes payable	5,000,000	-
Proceeds from line of credit	6,270,625	2,564,589
Payments on line of credit	(6,473,657)	(374,483)
Payments on loans payable	(1,658,754)	(3,406,538)
Payments of debt issuance costs	(1,408,642)	(144,000)
Net cash provided by financing activities	5,071,497	3,068,338

Effect of exchange rates on cash and cash equivalents	-	(59,214)

Net (decrease) increase in cash and cash equivalents	(231,835)	246,407

Cash and cash equivalents - beginning of the period	992,589	1,062,442

Cash and cash equivalents - end of the period	$760,754	$1,308,849

Reconciliation of cash and cash equivalents:
Cash and cash equivalents from continuing operations	$760,754	$1,118,282
Cash and cash equivalents included in assets of business held for sale	-	190,567
Total cash and cash equivalents, end of period	$760,754	$1,308,849

Supplemental cash flow information:
Cash paid for:
Interest	$556,679	$1,083,769
Income taxes	$-	$-
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in exchange for services	$91,000	$-
Common stock issued as a lending discount	$-	$122,000
Conversion of convertible notes	$8,988,669	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Basis of Presentation

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q pursuant to rules and regulations of the SEC, and include our accounts and the accounts of our subsidiaries. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations, although, we believe that the disclosures made are adequate to make the information not misleading. All material intercompany accounts and transactions have been eliminated.

Our interim financial statements are unaudited, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2025. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). The December 31, 2024 condensed consolidated balance sheet included herein is derived from the audited consolidated financial statements included in the 2024 Form 10-K but does not include all disclosures required by GAAP.

Reclassifications

Reclassifications of certain immaterial prior period amounts have been made to conform to the current period presentation.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, due to losses incurred, cash used in operations and the existence of a working capital deficit, substantial doubt about our ability to continue as a going concern exists. Our ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles. We are evaluating strategies to obtain the required additional funding for future operations. These strategies may include obtaining equity financing, issuing debt or entering into other financing arrangements, and restructuring operations to grow revenues and decrease expenses.

On June 26, 2025, we filed a shelf registration statement on Form S-3, which was deemed effective on July 7, 2025 (“July 2025 Registration Statement”) to replace our existing shelf registration statement on Form S-3. The July 2025 Registration Statement contains two prospectuses:

1)	a base prospectus that covers the potential offering, issuance, and sale from time to time of our common stock, preferred stock, warrants, debt securities, and units in one or more offerings with total proceeds of up to $100,000,000; and
2)	a sales agreement prospectus covering the potential offering, issuance, and sale from time to time of shares of our common stock having aggregate gross sales proceeds of up to $10,380,600 pursuant to our At-the-Market (“ATM”) sales agreement, dated June 14, 2022, with B. Riley Securities, Inc., Stifel, Nicolaus & Company, Incorporated and Boustead Securities, LLC.

In no event will we sell securities under this registration statement with a value exceeding more than one-third of our “public float” (the aggregate market value of our common stock and any other equity securities that we may issue in the future that are held by non-affiliates) in any 12-calendar month period so long as our public float remains below $75 million.

However, there can be no assurance that we will be able to obtain additional liquidity when needed or under acceptable terms, if at all. As such, we may be unable to access further equity or debt financing when needed. The ability for us to continue as a going concern is dependent upon our ability to successfully implement our strategies and eventually attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts or classification of assets, liabilities, and reported expenses that may be necessary if we are unable to continue as a going concern.

Segment Information

We have a single reportable segment. Our chief operating decision maker (“CODM”) is our Chief Executive Officer. The CODM is regularly provided with financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. Our CODM uses consolidated net loss, as reported in our condensed consolidated statements of operations and comprehensive loss, to measure segment profit or loss. Net loss is used by the CODM to facilitate analysis of our financial trends, review budgeted versus actual results and for planning purposes. Significant segment expenses are presented in our condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

Geographic Information

Substantially all of our revenue is from customers located within the United States. Less than 1% of our total revenue is from customers located outside of the United States. All of our property and equipment is located within the United States.

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

Material estimates include the allowance for credit losses, the carrying value of intangible assets and goodwill, our deferred tax assets and valuation allowance, the valuation of our convertible notes payable and derivative liability, the adequacy of insurance reserves, and assumptions used in the Black-Scholes option pricing model, such as expected term, stock price volatility and risk-free interest rate.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to our accounting policies disclosed in our 2024 Form 10-K.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For dilutive securities, all outstanding stock options and warrants are considered potentially outstanding common stock. The dilutive effect, if any, of stock options and warrants is calculated using the treasury stock method. All outstanding convertible notes payable are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method.

The following potentially dilutive securities were excluded from the computation of diluted net loss per common share because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	4,342,493	1,847,780	4,342,493	1,847,780
Restricted stock units	1,550,000	-	1,550,000	-
Warrants	6,394,614	49,614	6,394,614	49,614
Convertible notes payable	909,394	881,616	909,394	881,616
Total	13,196,501	2,779,010	13,196,501	2,779,010

Deferred Revenue

Deferred revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the services provided to our customers or annual licenses and is recognized as services are performed or ratably over the life of the license. We generally invoice customers in advance or in milestone-based installments.

Deferred revenue consisted of the following:

	June 30, 2025	December 31, 2024
Current:
Security managed services	$160,021	$461,599
Professional services	625,703	631,241
Cybersecurity software	132,395	272,475
Total deferred revenue - current	$918,119	$1,365,315
Long-term:
Security managed services	$57,827	$84,403
Total deferred revenue – long term	$57,827	$84,403

We recognized revenue of $739,730 and $957,839 for the six months ended June 30, 2025 and 2024, respectively, which was included in the corresponding deferred revenue balance at the beginning of the period. The deferred revenue balance as of June 30, 2025 represents our remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied and is expected to be recognized in revenue as follows:

	Remainder of 2025	2026	2027	2028	2029	Total
Security managed services	$79,240	$104,935	$25,297	$5,290	$3,086	$217,848
Professional services	625,703	-	-	-	-	625,703
Cybersecurity software	131,840	555	-	-	-	132,395
Total deferred revenue	$836,783	$105,490	$25,297	$5,290	$3,086	$975,946

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

We utilize Accounting Standards Codification Topic 740 (ASC 740), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. We account for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At June 30, 2025 and December 31, 2024, our net deferred tax asset has been fully reserved.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires additional disaggregated disclosures on an entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The adoption of ASU 2023-09 is expected to result in additional tax-related disclosures in the notes to our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public entities to provide disaggregated disclosure of expenses included within relevant income statement expense captions, as well as additional disclosures about selling expenses. This update is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of the ASU or (2) retrospectively to any or all prior periods presented in the financial statements. The adoption of ASU 2024-03 is expected to result in additional disclosures in our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, “Debt (Subtopic 470-20): Debt with Conversion and Other Options.” ASU 2024-04 clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. ASU 2024-04 is effective for reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted for entities that have adopted ASU 2020-06. We do not expect the adoption of ASU 2024-04 to have a material impact on our consolidated financial statements.

NOTE 3 – DISCONTINUED OPERATIONS

The operating results of our former Latin America subsidiaries, which we disposed of to focus on our U.S.-based operations and the development and marketing of our internally developed cybersecurity software, are reported within discontinued operations on our condensed consolidated statements of operations and comprehensive loss through July 1, 2024. Our loss from discontinued operations, net of tax, and our loss on assets held for sale, net of tax, which are presented in total as discontinued operations, net of income tax, on our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024, were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024

Revenue	$4,579,249	$8,387,171

Cost of revenue	3,567,711	7,092,426
Operating expenses	971,312	2,097,362
Other expense	187,956	346,469
Loss from discontinued operations before income taxes	(147,730)	(1,149,086)
Benefit from income taxes	-	-
Loss from assets held for sale, net of tax	(3,349,799)	(3,349,799)
Loss from discontinued operations	$(3,497,529)	$(4,498,885)

Net cash provided by operating activities of discontinued operations was $223,831 for the six months ended June 30, 2024. Net cash used in investing activities of discontinued operations was $83,095 for the six months ended June 30, 2024.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid expenses	$558,545	$97,706
Prepaid insurance	32,167	40,019
Total prepaid expenses and other current assets	$590,712	$137,725

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024
Computer equipment	$367,584	$414,214
Leasehold improvements	25,791	25,791
Furniture and fixtures	72,511	75,698
Software	866,254	879,642
	1,332,140	1,395,345
Less: accumulated depreciation	(759,114)	(664,834)
Total property and equipment, net	$573,026	$730,511

Depreciation expense was $76,680 and $79,482 for the three months ended June 30, 2025 and 2024, respectively, and $155,734 and $163,294 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

Goodwill

The following table summarizes the goodwill balances as of June 30, 2025 and December 31, 2024:

Balance at June 30, 2025
Goodwill	$71,525,609
Accumulated impairment losses	(51,625,059)
Total goodwill	$19,900,550

Balance at December 31, 2024
Goodwill	$71,525,609
Accumulated impairment losses	(51,625,059)
Total goodwill	$19,900,550

Intangible Assets

Intangible assets, net are summarized as follows:

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$3,835,981	$(3,298,186)	$537,795
Customer base	572,048	(354,890)	217,158
Non-compete agreements	487,400	(487,400)	-
Intellectual property/technology	2,455,879	(1,874,958)	580,921
Total intangible assets	$7,351,308	$(6,015,434)	$1,335,874

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$3,835,981	$(3,123,766)	$712,215
Customer base	572,048	(319,587)	252,461
Non-compete agreements	487,400	(484,120)	3,280
Intellectual property/technology	2,455,879	(1,621,621)	834,258
Total intangible assets	$7,351,308	$(5,549,094)	$1,802,214

The weighted average remaining useful life of finite-lived intangible assets is 1.88 years as of June 30, 2025.

Amortization expense for the three months ended June 30, 2025 and 2024 was $233,170 and $474,562, respectively, and $466,340 and $951,719 for the six months ended June 30, 2025 and 2024, respectively.

Based on the balance of intangible assets at June 30, 2025, expected future amortization expense is as follows:

2025 (remainder of)	$454,799
2026	709,464
2027	73,211
2028	49,200
2029	49,200
Total	$1,335,874

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
Accounts payable	$3,752,296	$6,109,150
Accrued payroll and bonuses	710,908	750,410
Accrued expenses	1,024,867	1,477,846
Accrued commissions	48,500	37,847
Indirect taxes payable	33,475	32,959
Accrued interest	1,254,570	1,226,874
Total accounts payable and accrued expenses	$6,824,616	$9,635,086

NOTE 8 – RELATED PARTY TRANSACTIONS

Managed Services Agreement with Hensley Beverage Company – Related Party

In July 2021, we entered into a 1-year Managed Services Agreement with Hensley Beverage Company to provide secured managed services. We also may be engaged by Hensley Beverage Company from time to time to provide other related services outside the scope of the Managed Services Agreement. While the agreement provided for an original term through December 31, 2021, the agreement will continue until terminated by either party. For the three months ended June 30, 2025 and 2024, we received $93,377 and $52,592, respectively, and for the six months ended June 30, 2025 and 2024, we received $279,594 and $1,175,914, respectively, from Hensley Beverage Company for contracted services, and had an outstanding receivable balance of $90,632 and $0 as of June 30, 2025 and December 31, 2024, respectively. Andy McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company, the parent company of Hensley Beverage Company.

Convertible Note Payable with Hensley & Company

In March 2023, we issued an unsecured convertible note payable to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest was due on March 20, 2025. On March 25, 2025, we entered into Amendment Number One to this convertible note, which extended the maturity date of the convertible note to March 20, 2026. At any time prior to, or on the maturity date, Hensley & Company is permitted to convert all or any portion of the outstanding principal amount and all accrued but unpaid interest thereon into shares of our common stock at a conversion price of $18.00 per share. During each of the three months ended June 30, 2025 and 2024, we recorded interest expense of $125,000 and during each of the six months ended June 30, 2025 and 2024, we recorded interest expense of $250,000. As of June 30, 2025 and December 31, 2024, we had accrued interest payable of $1,138,888 and $888,888, respectively. Mr. McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company. Refer to Note 11, “Debt,” and Note 15, “Subsequent Events,” for further details regarding this convertible note.

NOTE 9 – STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2025, we sold 1,123,876 and 4,933,395 shares, respectively, of our common stock for proceeds of $965,198 (net of $35,052 of offering costs) and $2,684,754 (net of $97,517 of offering costs), respectively, under our registration statement on Form S-3 dated June 14, 2022.

For the three and six months ended June 30, 2024, we sold 85,434 and 126,688 shares, respectively, of our common stock for proceeds of $106,860 (net of $3,987 of offering costs) and $154,947 (net of $5,777 of offering costs), respectively, under our registration statement on Form S-3 dated June 14, 2022.

Stock Options

We granted stock options vesting solely upon the continued service of the recipient. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the required service period of each award.

The following table summarizes stock option activity for the six months ended June 30, 2025:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,523,691	$37.34	4.43	$254,206
Granted	3,192,166	0.92
Exercised	(3,500)	0.62
Expired or cancelled	(369,864)	35.28
Outstanding at June 30, 2025	4,342,493	$10.80	8.27	$837,403
Exercisable at June 30, 2025	1,400,433	$30.53	4.97	$157,315

Total stock-based compensation expense related to the stock options was $1,076,251 and $2,452,867 for the three months ended June 30, 2025 and 2024, respectively, and $1,927,243 and $4,657,139 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was future compensation expense of $3,380,382 with a weighted average recognition period of 1.93 years related to the stock options.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2025 and 2024 was $0.86 and $1.34, respectively.

Restricted Stock Units

We granted restricted stock units (“RSUs”) that only contain a service-based vesting condition that is typically satisfied over four years. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the requisite service period. The fair value of RSUs is determined by the closing price of the Company’s common stock on the grant date. On June 13, 2025, we granted 1,550,000 RSUs with a weighted-average grant date fair value of $0.96. Total stock-based compensation expense related to the RSUs was not material for all periods presented in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2025, there was future compensation expense of $1,488,000 with a weighted average recognition period of 3.95 years related to the RSUs.

Warrant Activity Summary

The following table summarizes warrant activity for the six months ended June 30, 2025:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	6,774,559	$1.14	4.93	$-
Granted	275,055	1.15
Exercised	(655,000)	1.00
Expired or cancelled	-	-
Outstanding at June 30, 2025	6,394,614	$1.14	4.43	$876,750
Exercisable at June 30, 2025	6,394,614	$1.14	4.43	$876,750

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

As of June 30, 2025 and December 31, 2024, our accrual for estimated indirect tax liabilities was $33,475 and $32,959, respectively, reflecting our best estimate of the potential liability based on an analysis of our business activities, revenues subject to indirect taxes, and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation, or settlements could be materially different than the amounts established for indirect tax contingencies.

Warranties

Our services are generally warranted to deliver and operate in a manner consistent with general industry standards that are reasonably applicable and materially conform with our documentation under normal use and circumstances.

We offer a limited warranty to select customers, subject to various conditions, to cover certain costs incurred by the customer in case of a security breach. We have entered into an insurance policy to cover our potential liability arising from this limited warranty arrangement. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the unaudited condensed consolidated financial statements.

In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid.

NOTE 11 – DEBT

Term Loans

In November 2023, we entered into a business loan and security agreement, pursuant to which we obtained a loan with a principal amount of $2,200,000 and paid an origination fee of $44,000. The business loan carried an interest rate of 53.44% per annum and was payable in 52 weekly installments of $53,731. On March 28, 2024, under a troubled debt restructuring, we entered into a Business Loan and Security Agreement (the “Loan Agreement”) with LendSpark Corporation (the “Lender”), pursuant to which we obtained a restructured loan with a principal amount of $2,200,000 (the “Restructured Loan”) from the Lender. In connection with the Restructured Loan, we entered into a Fee Agreement with the Lender, pursuant to which we issued 100,000 shares of our common stock, as partial consideration for the Lender’s agreement to enter into the Loan Agreement and extend credit to us. The Restructured Loan bore interest at a rate of 51.73% per annum and was payable in 52 weekly installments of $53,308, commencing on April 5, 2024. We recorded interest expense of $0 and $304,670 for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, we recorded interest expense of $54,561 and $869,199, respectively. The Restructured Loan was repaid in full on March 26, 2025.

In June 2024, we entered into a Subordinated Business Loan and Security Agreement (“Subordinated Business Loan Agreement”) with Agile Capital Funding, LLC (“Agile”), pursuant to which we obtained a loan with a principal amount of $2,000,000 plus an administrative agent fee paid of $100,000 (“Subordinated Business Loan”). The Subordinated Business Loan was in excess of 100% per annum and was payable in 30 weekly installments. The first four installments due were $75,000 followed by 26 installments of $103,154. The interest expense recorded in our condensed consolidated statements of operations and comprehensive loss was not material for all periods presented. This loan was repaid in full in February 2025.

In November 2024, we entered into a Note Purchase Agreement, pursuant to which we obtained a loan with a principal amount of $540,000 and paid an original issue discount of $140,000. The effective interest rate on the Note Purchase Agreement exceeded 100% per annum. This loan matured on January 1, 2025 and was repaid in full.

In November 2024, we entered into an Intellectual Property Buy-Back Purchase Agreement, pursuant to which we reacquired vCISO, LLC in exchange for a Promissory Note with a face value of $1,020,000 and interest of 8.00% per annum. The Promissory Note matures in November 2025. We may not prepay any principal amount due under this Promissory Note without the consent of the holder. For the three and six months ended June 30, 2025, we recorded interest expense of $25,407 and $50,675, respectively. Accrued interest payable as of June 30, 2025 and December 31, 2024, was $19,930 and $11,136, respectively.

As of June 30, 2025 and December 31, 2024, term loans comprised of the following:

	Effective Interest Rates	Maturities	June 30, 2025	December 31, 2024

Term loans	4.68% to 8.00%	2025 - 2027	$1,107,910	$2,711,362
Less: current portion			(1,086,427)	(2,674,090)
Loans payable, net of current portion			$21,483	$37,272

Line of Credit

On January 31, 2024, we entered into a Loan and Security Agreement (the “2024 Loan and Security Agreement”) with Aion, pursuant to which we may borrow up to $3,500,000. The amount available for borrowing at any one time was limited to 80% of our eligible accounts receivable. The 2024 Loan and Security Agreement had an interest rate of 19.25% per annum (based on a 360-day year), payable on the first business day of each month following the accrual thereof. The 2024 Loan and Security Agreement, together with accrued and unpaid interest thereon, was due on January 30, 2025 (the “Maturity Date”).

On April 14, 2025, we entered into a Loan and Security Agreement (the “2025 Loan and Security Agreement”) with Aion to replace the 2024 Loan and Security Agreement, pursuant to which we may borrow up to $3,500,000. The amount available for borrowing at any one time is limited to 85% of our eligible accounts receivable. The 2025 Loan and Security Agreement bears interest at a rate of 18.00% per annum (based on a 360-day year), payable on the first business day of each month following the accrual thereof. The 2025 Loan and Security Agreement, together with accrued and unpaid interest thereon, is due on April 14, 2026 (the “Maturity Date”). Upon providing 30 days written notice, we may terminate the 2025 Loan and Security Agreement, subject to an early termination fee of $35,000. Upon the occurrence of an “Event of Default” (as defined in the 2025 Loan Security Agreement and including the failure to make required payments when due after specified grace periods, certain breaches and certain specified insolvency events), Aion would have the right to accelerate payments due, which from after such acceleration would bear interest at a default rate of 29.25% per annum. The 2025 Loan and Security Agreement is secured by our assets.

In relation to the Loan and Security Agreements, we recorded interest expense of $72,371 and $139,785 for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, we recorded interest expense of $158,847 and $154,659, respectively. Accrued interest payable as of June 30, 2025 and December 31, 2024 was zero.

Convertible Notes Payable

Hensley & Company Convertible Note

In March 2023, we issued an unsecured convertible note payable to Hensley & Company in the principal amount of $5,000,000. On March 25, 2025, we entered into Amendment Number One to this convertible note, which extended the maturity date of the convertible note to March 20, 2026. Mr. McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company. Refer to Note 8, “Related Party Transactions” for further details regarding this convertible note. Refer to Note 15, “Subsequent Events,” for further details regarding this convertible note.

JC Associates Convertible Notes

In June 2023, we issued an unsecured convertible note payable in the principal amount of $1,050,000 bearing an interest rate of 10.00% per annum, payable monthly. The principal amount, together with accrued and unpaid interest, was due on June 7, 2024. At any time prior to or on the maturity date, the holder is permitted to convert all of the outstanding principal amount into 4.20% of the authorized units of our wholly owned subsidiary, vCISO, LLC.

In June 2024, we entered into Amendment #1 to extend the maturity date of the $1,050,000 unsecured convertible note payable to December 15, 2024. In exchange for an extension of the maturity date, we agreed to repay on September 30, 2024, all accrued, but unpaid interest as of June 30, 2024 on the convertible note payable. All remaining accrued, but unpaid interest was due at maturity on December 15, 2024.

In December 2024, we entered into Amendment #2 to extend the maturity date of the $1,050,000 unsecured convertible note payable to December 15, 2025. In exchange for the extension of the maturity date, interest beginning from the date of Amendment #2 increased to 12.00% per annum and $25,000 of accrued interest was to be repaid on or before December 31, 2024, with the remaining accrued interest due on or before March 31, 2025. We recorded interest expense of $32,533 and $20,857 for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024 we recorded interest expense of $64,062 and $48,460, respectively. Accrued interest payable as of June 30, 2025 and December 31, 2024 was $35,881 and $163,165, respectively.

In October 2023, we issued an unsecured convertible note payable in the principal amount of $1,000,000 bearing an interest rate of 12.00% per annum, payable monthly. The principal amount, together with accrued and unpaid interest was due on October 12, 2024. At any time prior to or on the maturity date, the holder is permitted to convert all of the outstanding principal amount into shares of our common stock at a conversion price of $1.7595 per share.

In June 2024, we entered into Amendment #1 to extend the maturity date of the $1,000,000 unsecured convertible note payable to December 15, 2024. In exchange for an extension of the maturity date, we agreed to repay on September 30, 2024, all accrued, but unpaid interest as of June 30, 2024 on the convertible note payable. All remaining accrued, but unpaid interest was due at maturity on December 15, 2024.

In December 2024, we entered into Amendment #2 to extend the maturity date of the $1,000,000 unsecured convertible note payable to December 15, 2025. In exchange for the extension of the maturity date, $25,000 of accrued interest was to be repaid on or before December 31, 2024, with remaining accrued interest due on or before March 31, 2025. We recorded interest expense of $30,833 and $32,131 for the three months ended June 30, 2025 and 2024, respectively, and we recorded interest expense of $65,663 and $63,315 for the six months ended June 30, 2025 and 2024, respectively. Accrued interest payable as of June 30, 2025 and December 31, 2024 was $51,529 and $164,307, respectively. Refer to Note 15, “Subsequent Events,” for further details regarding these convertible notes.

Convertible Notes Payable and Warrants

In December 2024, we entered into a Securities Purchase Agreement (the “Agreement”) with several purchasers (the “Purchasers”). Pursuant to the Agreement, the Purchasers agreed to purchase an aggregate of up to $8,125,000 of convertible notes payable and warrants to purchase our common stock. The convertible notes payable had a face value of up to $8,125,000 and were subject to an original issue discount of 20%. The convertible notes payable did not bear a stated rate of interest and matured one year from the date of issuance. The effective interest rate of these convertible notes exceeded 100% per annum. At any time prior to or on the maturity date, the Purchasers, could in part or in whole convert the outstanding principal amount into shares of our common stock at a conversion price equal to 90% of the lowest volume weighed average price of our common stock during the ten trading day period immediately preceding the conversion date. At no time could the conversion price be below $0.394 per share.

The Agreement initially funded us with gross proceeds (prior to the 20% original issue discount) of $3,125,000 in December 2024, and the remaining $5,000,000 (prior to the 20% original issue discount) was funded upon the effectiveness of a change in a majority of our directors, which occurred on January 7, 2025. Pursuant to the Agreement, we issued warrants to the Purchasers to purchase up to 6,500,000 shares of our common stock with an exercise price of $1.00 per share.

We recorded these convertible notes payable at fair value and recognized the fair value of the conversion feature as a derivative liability upon each tranche of funding. The allocation of fair value to the convertible notes and warrants was made on a relative fair value basis as the free-standing warrants are equity classified.

The conversion feature of the notes payable was determined to be an embedded derivative requiring bifurcation accounting as (1) the feature is not clearly and closely related to the debt host and (2) the feature meets the definition of a derivative under ASC 815. Changes in the fair value of the embedded derivative were recognized in the condensed consolidated statements of operations and comprehensive loss in change in fair value of derivative liability.

During the three months ended June 30, 2025, $420,000 of the convertible notes payable issued under the Agreement were converted into 1,065,990 shares of our common stock. During the six months ended June 30, 2025, $8,125,000 of the convertible notes payable issued under the Agreement were converted into 15,151,706 shares of our common stock. We recognized losses on the conversion of the convertible notes of $24,518 and $863,669 for the three and six months ended June 30, 2025, respectively, which is the intrinsic value of the shares issued upon conversion. For the three and six months ended June 30, 2025, we recognized interest expense of $0 and $7,898,323, respectively, related to the accretion of the convertible notes payable and the amortization of debt issuance costs. As of June 30, 2025, no convertible notes payable issued under the Agreement remained outstanding and the derivative liability has been derecognized.

The proceeds from the Agreement were used to repay outstanding principal amounts of short-term indebtedness and for general corporate purposes, which included working capital and research and development.

At June 30, 2025, the principal payments due under the above term loans, line of credit, and convertible notes payable were as follows:

2025 (remainder of)	$3,129,135
2026	6,788,401
2027	3,615
Total future principal payments	9,921,151
Less: unamortized debt discount	(8,335)
Carrying value of debt	9,912,816
Less: current portion of debt	(9,891,333)
Debt, net of current portion	$21,483

NOTE 12 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

For each of the three and six months ended June 30, 2025, one customer represented 10% of our total revenue as presented in the condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2024, there were no customers that represented 10% or more of our total revenue as presented in the condensed consolidated statements of operations and comprehensive loss.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments out of accumulated other comprehensive income (loss) (“AOCI” or “AOCL”) and into net loss were not material for all periods presented.

For the six months ended June 30, 2025, changes in AOCL were not material. For the six months ended June 30, 2024, changes in AOCI were as follows:

	Six Months Ended June 30, 2024
	Foreign Currency Translation Adjustments	Total AOCI

Balance at December 31, 2023	$1,320,177	$1,320,177
Other comprehensive loss	(403,760)	(403,760)
Amounts reclassified from AOCI	-	-
Balance at June 30, 2024	$916,417	$916,417

NOTE 14 – FAIR VALUE MEASUREMENTS

Fair value is the exchange price to sell an asset or transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Fair value measurements use market data or assumptions market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs may be readily observable, corroborated by market data, or generally unobservable. Valuation techniques maximize the use of observable inputs and minimize use of unobservable inputs. The accounting guidance for fair value measurements and disclosures establishes a three-level fair value hierarchy:

●	Level 1 – Inputs are based on quoted prices in active markets for identical assets and liabilities.
●	Level 2 – Inputs are based on observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.
●	Level 3 – One or more inputs are unobservable and significant.

Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

We did not have any financial assets or liabilities measured and recorded at fair value on a recurring basis as of June 30, 2025. The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2024:

	December 31, 2024
	Level 1	Level 2	Level 3

Current liabilities
Derivative liability	$-	$-	$2,102,927
Total liabilities measured at fair value	$-	$-	$2,102,927

The estimated fair value of the derivative liability (conversion feature of our convertible notes payable) is based on Monte Carlo simulations, a traditional valuation model and represents a Level 3 fair value measurement due to significant unobservable inputs. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of June 30, 2025 and December 31, 2024 because of the relatively short duration of these instruments.

NOTE 15 – SUBSEQUENT EVENT

On August 4, 2025, we entered into Exchange Agreements (each, an “Exchange Agreement,” and collectively, the “Exchange Agreements”) with each of Hensley & Company, d/b/a Hensley Beverage Company (“Hensley”), an entity affiliated with Andrew K. McCain, a director of our company, and J C Associates, Inc. (“J C Associates,” and collectively with Hensley, the “Holders”), an entity affiliated with a member of our advisory board. Pursuant to the Exchange Agreements, the Holders exchanged certain outstanding convertible notes, as amended from time to time, with aggregate principal and accrued interest of approximately $9,297,894 (collectively, the “Exchange Notes”) for an aggregate of 9,297,894 newly authorized shares of Series A Preferred Stock, par value $0.00001 per share (“Series A Preferred Stock”). Upon the closing of the transactions contemplated by the Exchange Agreements, the Exchange Notes were cancelled, and the Holders relinquished all rights, powers, privileges, remedies, or interest under such securities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Unless otherwise indicated or the context requires otherwise, the terms “we,” “us,” “our,” and “our company” refer to CISO Global, Inc., a Delaware corporation, and its wholly owned subsidiaries. Unless otherwise specified, all dollar amounts are expressed in U.S. dollars.

First Half 2025 Highlights

Our operating results for the six months ended June 30, 2025 included the following:

●	Total current liabilities reduced by $7,153,067 to $17,802,580 as compared to December 31, 2024 of $24,955,647.
●	Total gross profit increased to $3,418,442 for the six months ended June 30, 2025 as compared to $1,640,131 for the six months ended June 30, 2024.
●	Reduced our loss from operations to $4,039,132 for the six months ended June 30, 2025 as compared to $9,138,506 for the six months ended June 30, 2024.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

Our financial results for the three months ended June 30, 2025 are summarized as follows in comparison to the three months ended June 30, 2024:

	Three Months Ended June 30,
	2025	2024	Variance
Revenue:
Security managed services	$6,046,950	$7,080,326	$(1,033,376)
Professional services	522,804	632,225	(109,421)
Cybersecurity software	143,833	95,874	47,959
Total revenue	6,713,587	7,808,425	(1,094,838)

Cost of revenue:
Security managed services	1,809,328	2,334,703	(525,375)
Professional services	72,547	134,584	(62,037)
Cybersecurity software	58,815	28,264	30,551
Cost of payroll	2,658,957	3,176,818	(517,861)
Stock-based compensation	477,100	1,200,147	(723,047)
Total cost of revenue	5,076,747	6,874,516	(1,797,769)
Total gross profit	1,636,840	933,909	702,931

Operating expenses:
Professional fees	166,178	311,194	(145,016)
Advertising and marketing	525,302	6,322	518,980
Selling, general, and administrative	2,630,096	3,605,280	(975,184)
Stock-based compensation	644,651	1,252,720	(608,069)
Total operating expenses	3,966,227	5,175,516	(1,209,289)

Loss from operations	(2,329,387)	(4,241,607)	1,912,220

Loss on extinguishment of convertible notes	(24,518)	-	(24,518)
Change in fair value of derivative liability	79,919	-	79,919
Interest expense	(736,309)	(623,941)	(112,368)
Other income (expense), net	374	(73,810)	74,184

Loss from continuing operations	$(3,009,921)	$(4,939,358)	$1,929,437

Revenue

Security managed services revenue decreased by $1,033,376, or 15%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to lower annual contract values among newly acquired customers.

Professional services revenue decreased by $109,421, or 17%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to fewer customer projects.

Cybersecurity software revenue increased by $47,959, or 50%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to an increase in subscriptions for our Checklight cybersecurity software.

Expenses

Cost of Revenue

Security managed services cost of revenue decreased by $525,375, or 23%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to lower costs associated with our existing client base.

Professional services cost of revenue decreased by $62,037, or 46%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, due to decreased use of consultants.

Cybersecurity software cost of revenue increased by $30,551, or 108%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to our increase in Checklight subscriptions.

Cost of payroll decreased by $517,861, or 16%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to headcount reductions in 2024.

Stock-based compensation expenses decreased by $723,047, or 60%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, due to forfeiture of options by terminated employees and options that contractually expired.

Operating Expenses

Professional fees decreased by $145,016, or 47%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, due to a decrease in legal and accounting fees.

Advertising and marketing expenses increased by $518,980 for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, due to investment into marketing efforts.

Selling, general, and administrative expenses decreased by $975,184, or 27%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to reductions in headcount during 2024 resulting in lower costs for compensation, insurance, and leases in 2025.

Stock-based compensation expenses decreased by $608,069, or 49%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to forfeiture of options by terminated employees and options that contractually expired.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

Our financial results for the six months ended June 30, 2025 are summarized as follows in comparison to the six months ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Variance
Revenue:
Security managed services	$12,492,183	$14,238,959	$(1,746,776)
Professional services	1,092,627	1,398,723	(306,096)
Cybersecurity software	291,099	196,157	94,942
Total revenue	13,875,909	15,833,839	(1,957,930)

Cost of revenue:
Security managed services	3,813,175	4,888,652	(1,075,477)
Professional services	122,739	290,164	(167,425)
Cybersecurity software	92,045	58,769	33,276
Cost of payroll	5,411,003	6,658,726	(1,247,723)
Stock-based compensation	1,018,505	2,297,397	(1,278,892)
Total cost of revenue	10,457,467	14,193,708	(3,736,241)
Total gross profit	3,418,442	1,640,131	1,778,311

Operating expenses:
Professional fees	679,857	802,261	(122,404)
Advertising and marketing	529,032	32,760	496,272
Selling, general, and administrative	5,286,987	7,583,874	(2,296,887)
Stock-based compensation	961,698	2,359,742	(1,398,044)
Total operating expenses	7,457,574	10,778,637	(3,321,063)

Loss from operations	(4,039,132)	(9,138,506)	5,099,374

Loss on extinguishment of convertible notes	(863,669)	-	(863,669)
Change in fair value of derivative liability	5,467,610	-	5,467,610
Interest expense	(8,949,180)	(1,373,766)	(7,575,414)
Other expense, net	(5,154)	(34,918)	29,764

Loss from continuing operations	$(8,389,525)	$(10,547,190)	$2,157,665

Revenue

Security managed services revenue decreased by $1,746,776, or 12%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to lower annual contract values among newly acquired customers.

Professional services revenue decreased by $306,096, or 22%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to lower customer projects.

Cybersecurity software revenue increased by $94,942, or 48%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to the initial launch of our suite of internally developed cybersecurity software products.

Expenses

Cost of Revenue

Security managed services cost of revenue decreased by $1,075,477, or 22%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to lower costs associated with existing client base.

Professional services cost of revenue decreased by $167,425, or 58%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, due to our decreased use of consultants.

Cybersecurity software cost of revenue increased by $33,276, or 57%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to the initial launch of our suite of internally developed cybersecurity software products.

Cost of payroll decreased by $1,247,723, or 19%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to headcount reductions.

Stock-based compensation expenses decreased by $1,278,892, or 56%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, due to the forfeiture of options by terminated employees and options that contractually expired.

Operating Expenses

Professional fees decreased by $122,404, or 15%, for the six months ended June 30, 2025 as compared to six months ended June 30, 2024, due to a decrease in legal and accounting fees.

Advertising and marketing expenses increased by $496,272 for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, due to marketing efforts initiated in 2025.

Selling, general, and administrative expenses decreased by $2,296,887, or 30%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to reductions in headcount during 2024 resulting in lower costs for compensation, insurance, and leases in 2025.

Stock-based compensation expenses decreased by $1,398,044, or 59%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to the forfeiture of options by terminated employees and options that contractually expired.

Other Income (Expense)

The loss on extinguishment of convertible notes increased by $863,669 for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 due to the conversion of certain convertible notes into shares of our common stock during 2025. No such conversion occurred in 2024.

Change in fair value of derivative liability increased by $5,467,610 for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 due to changes in the fair value of the derivative liability since the issuance of the related convertible notes payable during December 2024 and January 2025.

Interest expense increased by $7,575,414 for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to the accretion of convertible notes payable and the amortization of debt issuance costs associated with the issuance of certain convertible notes payable during December 2024 and January 2025.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2025, we incurred a net loss of $8,389,525, reported cash used in operations of $5,303,332, and expect to incur further losses through the end of 2025. Further, we have a working capital deficit of $14,460,071 as of June 30, 2025. As a result, substantial doubt about our ability to continue as a going concern exists. Our ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles. We are evaluating strategies to obtain the required additional funding for future operations. These strategies may include obtaining equity financing, issuing debt or entering into other financing arrangements, and restructuring operations to grow revenues and decrease expenses.

On June 26, 2025, we filed a shelf registration statement on Form S-3, which was deemed effective on July 7, 2025 (“July 2025 Registration Statement”), to replace our expiring shelf registration statement on Form S-3. The July 2025 Registration Statement contains two prospectuses:

1)	a base prospectus that covers the potential offering, issuance, and sale from time to time of our common stock, preferred stock, warrants, debt securities, and units in one or more offerings with total proceeds of up to $100,000,000; and
2)	a sales agreement prospectus covering the potential offering, issuance, and sale from time to time of shares of our common stock having aggregate gross sales proceeds of up to $10,380,600 pursuant to our At-the-Market (“ATM”) sales agreement, dated June 14, 2022, with B. Riley Securities, Inc., Stifel, Nicolaus & Company, Incorporated and Boustead Securities, LLC.

The July 2025 Registration Statement provides for up to $100,000,000 available funding from which we may issue our securities to fund current and future operations, assuming there is adequate demand for our securities. Although we have access to the July 2025 Registration Statement, based on our public float, as of the filing date of our Annual Report on Form 10-K for the year ended December 31, 2024, we are subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rules. For so long as our public float is less than $75,000,000, we may not sell more than the equivalent of one-third of our public float during any twelve consecutive months pursuant to the “baby shelf” rules. While alternative public and private transaction structures may be available, these may require additional time and costs, may result in substantial dilution to existing stockholders, in light of our current stock price, may impose operational restrictions on us, and may not be available on attractive terms or at all.

There can be no assurance that we will be able to obtain additional liquidity when needed or under acceptable terms, if at all. As such, we may be unable to access further equity or debt financing when needed. The ability for us to continue as a going concern is dependent upon our ability to successfully implement our strategies and eventually attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts or classification of assets, liabilities, and reported expenses that may be necessary if we are unable to continue as a going concern.

Material Cash Requirements

Our material cash requirements included the following contractual obligations as of June 30, 2025:

Indebtedness

As of June 30, 2025, the carrying value of our outstanding debt obligations was $9,912,816, substantially all of which was scheduled to mature during the remainder of 2025 and during 2026. However, on August 4, 2025, we entered into Exchange Agreements to exchange certain outstanding convertible notes with aggregate principal of $8,070,000 and accrued interest of approximately $1,227,894 (collectively, the “Exchange Notes”) for an aggregate of 9,297,894 newly authorized shares of Series A Preferred Stock, par value $0.00001 per share. Upon the closing of the transactions contemplated by the Exchange Agreements, the Exchange Notes were cancelled. Refer to Note 15 in the accompanying unaudited condensed consolidated financial statements for further information.

Leases

As of June 30, 2025, the carrying value of our outstanding operating lease obligations was $523,167.

Sources of Funding to Satisfy Material Cash Requirements

Our principal sources of liquidity are our cash on hand, cash provided by operations, and our shelf registration statement on Form S-3 discussed above. However, we expect to incur further losses through the end of 2025, and there can be no assurance that we will be able to obtain additional liquidity from the shelf registration statement on Form S-3 when needed or under acceptable terms, if at all.

Working Capital Deficit

Our working capital deficit as of June 30, 2025 in comparison to our working capital deficit as of December 31, 2024, is summarized as follows:

	June 30,	December 31,
	2025	2024
Current assets	$3,342,509	$3,481,071
Current liabilities	17,802,580	24,955,647
Working capital deficit	$(14,460,071)	$(21,474,576)

The decrease in current assets is primarily due to the $452,987 increase in prepaid expenses and other current assets being more than offset by decreases in cash and cash equivalents and accounts receivable of $231,835 and $242,782, respectively. Cash and cash equivalents decreased due to the pay down of debt and accounts payable. Accounts receivable decreased due to collection efforts. Prepaid expenses increased due to increased prepaid marketing expenses.

The decrease in current liabilities is primarily due to decreases in accounts payable and accrued expenses, debt obligations, and the derivative liability of $2,810,470, $1,790,697, and $2,102,927, respectively. During the six months ended June 30, 2025, we paid down accounts payable and loans payable outstanding, certain convertible notes payable were converted into shares of our common stock, and the derivative liability was derecognized as a result of the conversion of the notes payable.

Cash Flows

Our cash flows for the six months ended June 30, 2025 in comparison to our cash flows for the six months ended June 30, 2024, are summarized as follows:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(5,303,332)	$(2,679,622)
Net cash used in investing activities	-	(83,095)
Net cash provided by financing activities	5,071,497	3,068,338
Effect of exchange rates on cash and cash equivalents	-	(59,214)
Net (decrease) increase in cash and cash equivalents	$(231,835)	$246,407

Operating Activities

Net cash used in operating activities was $5,303,332 for the six months ended June 30, 2025 and was primarily due to cash used to fund a net loss of $8,389,525 (which includes non-cash expenses in the aggregate of $6,520,869), a decrease in accounts payable and accrued expenses and a decrease in deferred revenue. Net cash used in operating activities was $2,679,622 for the six months ended June 30, 2024 and was primarily due to cash used to fund a net loss of $15,046,075 (which includes non-cash expenses in the aggregate of $9,913,043), offset by a decrease in accounts receivable and an increase in deferred revenue.

Investing Activities

Net cash used in investing activities of $83,095 for the six months ended June 30, 2024 was due to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $5,071,497, which was primarily due to $2,684,754 from the sale of our common stock, $655,000 from the exercise of warrants, cash received from borrowings on our convertible loans payable and line of credit (net of debt issuance costs) of $9,861,983, offset by $8,132,411 in repayments of our loans payable and line of credit. Net cash provided by financing activities for the six months ended June 30, 2024 was $3,068,338, which was primarily due to cash received from borrowings on our loans payable and line of credit (net of debt issuance costs) of $6,694,412, offset by $3,781,021 in repayments of our loans payable and line of credit.

Critical Accounting Estimates

Our critical accounting estimates are more fully described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025. There have been no material changes to our critical accounting estimates described in our 2024 Annual Report on Form 10-K.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as June 30, 2025, our disclosure controls and procedures were effective. This does not include an evaluation by our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case, defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of the Registrant	Form 8-K	3.1	8/5/2025
10.1	Exchange Agreement, dated August 4, 2025, by and between the Registrant and Hensley & Company, d/b/a Hensley Beverage Company	Form 8-K	10.1	8/5/2025
10.2	Exchange Agreement, dated August 4, 2025, by and between the Registrant and J C Associates, Inc.	Form 8-K	10.2	8/5/2025
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed/furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CISO GLOBAL, INC.

By:	/s/ David G. Jemmett
David G. Jemmett
Chief Executive Officer
(Principal Executive Officer)
Date:	August 14, 2025

By:	/s/ Debra L. Smith
Debra L. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	August 14, 2025

