Form 10-Q
period 2025-09-30
CISO Global, Inc.
filed 2025-11-13
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 12, 2025, there were 44,046,343 shares of the registrant’s Common Stock outstanding.

CISO GLOBAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025 (unaudited)

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

Forward-looking statements made in this Quarterly Report on Form 10-Q include statements about:

●	our belief that culture is the foundation of every successful cybersecurity and compliance program;
●	our ability to differentiate ourselves from the majority of cybersecurity firms that are focused on a specific technology or service by remaining technology agnostic, focusing on accumulating highly sought-after topic experts;
●	that we will continually seek to identify and acquire cybersecurity talent to expand our service scope and geographical coverage to provide the best possible service for our clients;
●	our belief that bringing together a world-class team of technological experts with multi-faceted expertise in critical aspects of cybersecurity is key to providing technology-agnostic solutions to our clients in a business environment that has suffered from a chronic lack of highly skilled professionals, thereby setting us apart from competitors and in-house security teams;
●	our ability to achieve our goal of creating a culture of security and to help quantify, define, and capture a return on investment from information technology and cybersecurity spending;
●	the substantial doubt about our ability to continue as a going concern;
●	our ability fund ongoing operations upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles;
●	that we may be unable to access further equity or debt financing when needed;
●	our belief that we maintain adequate indirect tax accruals;
●	our belief that our indirect tax estimates and associated liabilities are reasonable; and
●	our expectation that we will incur further losses through the end of 2025.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CISO GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024

ASSETS

Current Assets:
Cash and cash equivalents	$1,111,729	$992,589
Accounts receivable, net of allowance for credit losses of $61,777 and $124,434 at September 30, 2025 and December 31, 2024, respectively	1,298,344	1,837,521
Prepaid cost of revenue	85,788	334,143
Prepaid expenses and other current assets	313,923	137,725
Contract assets	184,106	179,093
Total Current Assets	2,993,890	3,481,071

Property and equipment, net	503,265	730,511
Operating lease right-of-use assets, net	412,052	537,173
Intangible assets, net	1,103,855	1,802,214
Goodwill	19,900,550	19,900,550
Prepaid cost of revenue, net of current portion	40,747	73,021
Other assets	131,966	129,916

Total Assets	$25,086,325	$26,654,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$5,506,496	$9,635,086
Deferred revenue	654,956	1,365,315
Lease liabilities	164,016	170,289
Loans payable	82,863	2,674,090
Line of credit	1,962,061	1,957,938
Derivative liability	-	2,102,927
Convertible notes payable	-	2,050,002
Convertible note payable, related party	-	5,000,000
Total Current Liabilities	8,370,392	24,955,647

Deferred revenue, net of current portion	45,750	84,403
Loans payable, net of current portion	8,960	37,272
Lease liabilities, net of current portion	319,176	428,070

Total Liabilities	8,744,278	25,505,392

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Common stock, $.00001 par value; 300,000,000 shares authorized; 34,625,771 and 12,324,003 shares issued at September 30, 2025 and December 31, 2024, respectively; 34,123,634 and 11,821,866 outstanding at September 30, 2025 and December 31, 2024, respectively	346	123
Preferred stock, $.00001 par value; 50,000,000 shares authorized; 9,297,894 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	93	-
Additional paid-in capital	204,756,317	183,707,063
Treasury stock, at cost (502,137 shares)	(290,737)	(290,737)
Accumulated other comprehensive income (loss)	712	(4,779)
Accumulated deficit	(188,124,684)	(182,262,606)
Total Stockholders’ Equity	16,342,047	1,149,064

Total Liabilities and Stockholders’ Equity	$25,086,325	$26,654,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

CISO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue:
Security managed services	$5,835,909	$6,965,518	$18,328,092	$21,204,477
Professional services	480,351	437,209	1,572,978	1,835,932
Cybersecurity software	145,538	108,570	436,637	304,727
Total revenue	6,461,798	7,511,297	20,337,707	23,345,136

Cost of revenue:
Security managed services	1,889,615	2,319,234	5,702,790	7,207,886
Professional services	45,720	84,947	168,459	375,111
Cybersecurity software	54,716	29,939	146,761	88,708
Cost of payroll	2,539,826	2,982,871	7,950,829	9,641,597
Stock-based compensation	324,607	1,060,238	1,343,112	3,357,635
Total cost of revenue	4,854,484	6,477,229	15,311,951	20,670,937
Total gross profit	1,607,314	1,034,068	5,025,756	2,674,199

Operating expenses:
Professional fees	416,504	223,149	1,096,361	1,025,410
Advertising and marketing	311,911	1,339	840,943	34,099
Selling, general and administrative	2,572,001	3,083,920	7,858,988	10,667,794
Stock-based compensation	940,905	1,244,664	1,902,603	3,604,406
Total operating expenses	4,241,321	4,553,072	11,698,895	15,331,709

Loss from operations	(2,634,007)	(3,519,004)	(6,673,139)	(12,657,510)

Gain on extinguishment of convertible notes, net	5,296,103	-	4,432,434	-
Change in fair value of derivative liability	-	-	5,467,610	-
Interest expense	(127,213)	(1,237,301)	(9,076,393)	(2,611,067)
Other (expense) income, net	(2,455)	917,852	(7,609)	882,934
Total other income (expense)	5,166,435	(319,449)	816,042	(1,728,133)

Income (loss) from continuing operations before income taxes	2,532,428	(3,838,453)	(5,857,097)	(14,385,643)
Benefit from income taxes	-	-	-	-
Income (loss) from continuing operations	2,532,428	(3,838,453)	(5,857,097)	(14,385,643)
Gain (loss) from discontinued operations, net of income taxes(1)	-	160,567	-	(4,338,318)
Net income (loss)	$2,532,428	$(3,677,886)	$(5,857,097)	$(18,723,961)

Basic income (loss) per common share:
Continuing operations	$0.07	$(0.33)	$(0.23)	$(1.20)
Discontinued operations	-	0.01	-	(0.36)
Net income (loss) per share	$0.07	$(0.32)	$(0.23)	$(1.56)

Diluted income (loss) per common share:
Continuing operations	$(0.05)	$(0.33)	$(0.36)	$(1.20)
Discontinued operations	-	0.01	-	(0.36)
Net loss per share	$(0.05)	$(0.32)	$(0.36)	$(1.56)

Weighted-average shares used in computing net income (loss) per share:
Basic	33,398,602	11,693,367	26,565,334	12,001,220
Diluted	33,745,447	11,693,367	27,286,685	12,001,220

Other comprehensive income (loss):
Foreign currency translation adjustments	$2,772	$(680)	$5,491	$(3,327)
Other comprehensive income (loss):	2,772	(680)	5,491	(3,327)
Comprehensive income (loss)	$2,535,200	$(3,678,566)	$(5,851,606)	$(18,727,288)

(1)	Includes recognized loss on assets held for sale of $3,189,232 for the nine months ended September 30, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30, 2025
								Accumulated
							Additional	Other
	Common Stock		Preferred Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance at June 30, 2025	33,167,604	$331	-	$-	(502,137)	$(290,737)	$198,497,240	$(2,060)	$(190,652,131)	$7,552,643

Stock-based compensation - stock options	-	-	-	-	-	-	879,557	-	-	879,557
Issuance of common stock for services	382,927	4	-	-	-	-	347,911	-	-	347,915
Issuance of common stock	112,907	1	-	-	-	-	131,320	-	-	131,321
Conversion of convertible notes into preferred stock	-	-	9,297,894	93	-	-	4,001,698	-	-	4,001,791
Exercise of warrants	961,333	10	-	-	-	-	897,970	-	(4,981)	892,999
Exercise of stock options	1,000	-	-	-	-	-	621	-	-	621
Other comprehensive income	-	-	-	-	-	-	-	2,772	-	2,772
Net income	-	-	-	-	-	-	-	-	2,532,428	2,532,428
Balance at September 30, 2025	34,625,771	$346	9,297,894	$93	(502,137)	$(290,737)	$204,756,317	$712	$(188,124,684)	$16,342,047

	Three Months Ended September 30, 2024
								Accumulated
							Additional	Other
	Common Stock		Preferred Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at June 30, 2024	12,224,003	$122	-	$-	-	$-	$177,771,925	$916,417	$(173,064,762)	$5,623,702

Stock-based compensation - stock options	-	-	-	-	-	-	2,247,002	-	-	2,247,002
Issuance of common stock for services	100,000	1	-	-	-	-	57,899	-	-	57,900
Repurchase of treasury stock related to disposition of assets	-	-	-	-	(502,137)	(290,737)	-	-	-	(290,737)
Other comprehensive income	-	-	-	-	-	-	-	400,433	-	400,433
Reclassification of foreign currency translation to net loss	-	-	-	-	-	-	-	(1,320,177)	-	(1,320,177)
Net loss	-	-	-	-	-	-	-	-	(3,677,886)	(3,677,886)
Balance at September 30, 2024	12,324,003	$123	-	$-	(502,137)	$(290,737)	$180,076,826	$(3,327)	$(176,742,648)	$3,040,237

CISO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2025
								Accumulated
							Additional	Other
	Common Stock		Preferred Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance at December 31, 2024	12,324,003	$123	-	$-	(502,137)	$(290,737)	$183,707,063	$(4,779)	$(182,262,606)	$1,149,064

Stock-based compensation - stock options	-	-	-	-	-	-	2,806,800	-	-	2,806,800
Issuance of common stock for services	482,927	5	-	-	-	-	438,910	-	-	438,915
Issuance of common stock	5,046,302	50	-	-	-	-	2,816,025	-	-	2,816,075
Conversion of convertible notes into common stock	15,151,706	152	-	-	-	-	8,988,517	-	-	8,988,669
Conversion of convertible notes into preferred stock	-	-	9,297,894	93	-	-	4,001,698	-	-	4,001,791
Issuance of warrants	-	-	-	-	-	-	441,548	-	-	441,548
Exercise of warrants	1,616,333	16	-	-	-	-	1,552,964	-	(4,981)	1,547,999
Exercise of stock options	4,500	-	-	-	-	-	2,792	-	-	2,792
Other comprehensive income	-	-	-	-	-	-	-	5,491	-	5,491
Net loss	-	-	-	-	-	-	-	-	(5,857,097)	(5,857,097)
Balance at September 30, 2025	34,625,771	$346	9,297,894	$93	(502,137)	$(290,737)	$204,756,317	$712	$(188,124,684)	$16,342,047

	Nine Months Ended September 30, 2024
								Accumulated
							Additional	Other
	Common Stock		Preferred Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2023	11,949,959	$119	-	$-	-	$-	$172,837,842	$1,320,177	$(158,018,687)	$16,139,451

Stock based compensation - stock options	-	-	-	-	-	-	6,904,141	-	-	6,904,141
Issuance of common stock for services	100,000	1	-	-	-	-	57,899	-	-	57,900
Issuance of common stock	126,688	2	-	-	-	-	154,945	-	-	154,947
Stock issued as lending discount	100,000	1	-	-	-	-	121,999	-	-	122,000
Stock adjustment after reverse stock split	47,356	-	-	-	-	-	-	-	-	-
Repurchase of treasury stock related to disposition of assets	-	-	-	-	(502,137)	(290,737)	-	-	-	(290,737)
Other comprehensive loss	-	-	-	-	-	-	-	(3,327)	-	(3,327)
Reclassification of foreign currency translation to net loss	-	-	-	-	-	-	-	(1,320,177)	-	(1,320,177)
Net loss	-	-	-	-	-	-	-	-	(18,723,961)	(18,723,961)
Balance at September 30, 2024	12,324,003	$123	-	$-	(502,137)	$(290,737)	$180,076,826	$(3,327)	$(176,742,648)	$3,040,237

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,857,097)	$(18,723,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation - stock options	2,806,800	6,904,141
Stock-based compensation - stock issued for services	438,915	57,900
Non-cash interest expense	9,601,032	274,431
Depreciation and amortization	923,854	1,949,506
Non-cash operating lease costs	125,121	179,124
Bad debt expense	46,627	32,896
Loss on assets held for sale	-	3,189,232
Gain on sale of vCISO	-	(1,000,000)
Change in fair value of derivative liability	(5,467,610)	-
Gain on extinguishment of convertible notes, net	(4,432,434)	-
Other	1,751	117,066
Changes in operating assets and liabilities:
Accounts receivable	492,550	2,334,675
Inventory	-	161,586
Contract assets	(5,013)	(25,355)
Prepaid expenses and other assets	102,381	166,631
Accounts payable and accrued expenses	(4,092,740)	667,381
Lease liabilities	(115,167)	(163,720)
Deferred revenue	(749,012)	295,741
Net cash used in operating activities	(6,180,042)	(3,582,726)

Cash flows from investing activities:
Cash received from sale of vCISO	-	1,000,000
Purchases of property and equipment	-	(83,095)
Net cash provided by investing activities	-	916,905

Cash flows from financing activities:
Proceeds from sales of common stock, net of offering costs	2,816,075	154,947
Proceeds from stock option exercises	2,792	-
Proceeds from exercises of warrants	1,547,999	-
Proceeds from loans payable	-	4,273,823
Proceeds from convertible notes payable	5,000,000	-
Proceeds from line of credit	12,685,125	2,564,589
Payments on line of credit	(12,681,002)	(466,555)
Payments on loans payable	(1,663,165)	(4,277,125)
Payments of debt issuance costs	(1,408,642)	(144,000)
Net cash provided by financing activities	6,299,182	2,105,679

Effect of exchange rates on cash and cash equivalents	-	(59,214)

Net increase (decrease) in cash and cash equivalents	119,140	(619,356)

Cash and cash equivalents - beginning of the period	992,589	1,062,442

Cash and cash equivalents - end of the period	$1,111,729	$443,086

Reconciliation of cash and cash equivalents:
Cash and cash equivalents from continuing operations	$1,111,729	$443,086
Cash and cash equivalents included in assets of business held for sale	-	-
Total cash and cash equivalents, end of period	$1,111,729	$443,086

Supplemental cash flow information:
Cash paid for:
Interest	$646,059	$1,780,035
Income taxes	$-	$-
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in exchange for services	$438,915	$-
Common stock issued as a lending discount	$-	$122,000
Conversion of convertible notes - common stock	$8,988,669	$-
Conversion of convertible notes - preferred stock	$4,001,698	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Basis of Presentation

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q pursuant to rules and regulations of the SEC and include our accounts and the accounts of our subsidiaries. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations, although, we believe that the disclosures made are adequate to make the information not misleading. All material intercompany accounts and transactions have been eliminated.

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

Reclassifications

Reclassifications of certain immaterial prior period amounts have been made to conform to the current period presentation. The reclassifications had no impact on the reported results of operations.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, due to losses incurred, historical cash used in operations and the existence of a working capital deficit, substantial doubt about our ability to continue as a going concern exists. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles. We are evaluating strategies to obtain the required additional funding for future operations. These strategies may include obtaining equity financing, issuing debt or entering into other financing arrangements, and restructuring operations to grow revenues and decrease expenses.

On August 4, 2025, we entered into Exchange Agreements (each, an “Exchange Agreement,” and collectively, the “Exchange Agreements”) with each of Hensley & Company, d/b/a Hensley Beverage Company (“Hensley”), an entity affiliated with Andrew K. McCain, a director of our company, and JC Associates, Inc. (“J C Associates,” and collectively with Hensley, the “Holders”). Pursuant to the Exchange Agreements, the Holders exchange certain outstanding convertible notes payable with aggregate principal and accrued interest of approximately $9,297,894 (collectively, the “Exchange Notes”) for an aggregate of 9,297,894 newly authorized shares of Series A Preferred Stock, par value $0.00001 per share (“Series A Preferred Stock”). Upon the closing of the transactions contemplated by the Exchange Agreements, the Exchange Notes were cancelled, and the Holders relinquished all rights, powers, privileges, remedies, or interest under such securities.

On September 24, 2025, we entered into a Preferred Equity Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital I (“B. Riley”), an affiliate of B. Riley Securities, Inc. (“BRS”), pursuant to which we will have the right to issue and sell to B. Riley, and B. Riley must purchase from us, up to $15.0 million of shares of our newly authorized Series B Convertible Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”). Such sales of Series B Preferred Stock by us to B. Riley, if any, will be subject to certain limitations and conditions set forth in the Purchase Agreement, and may occur from time to time, at our sole discretion, over the 18-month period commencing September 24, 2025 and terminating on the earliest of (i) March 24, 2027, (ii) the date on which B. Riley shall have made payment of the aggregate purchase price equal to $15.0 million, (iii) if we have not obtained approval by our stockholders by September 24, 2026, such date as there ceases to be a sufficient number of authorized but unissued shares of Common Stock of the Company, par value $0.00001 (the “Common Stock”) remaining under the Exchange Cap (as defined below). In no event may we issue or sell to B. Riley under the Purchase Agreement shares of our Series B Preferred Stock that are convertible into an aggregate number of shares of Common Stock exceeding a customary 9.99% beneficial ownership limitation, as well as a conversion limitation equal to 6,821,115 (representing 19.99% of the aggregate number of shares of Common Stock issued and outstanding as of September 24, 2025 and subject to adjustment for any stock splits, combinations or the like) pursuant to applicable Nasdaq Listing Rules (the “Exchange Cap”) until approval has been obtained from our stockholders

On June 26, 2025, we renewed our expiring shelf registration statement on Form S-3 (that was deemed effective on July 7, 2025) (“July 2025 Prospectus”) that contains two prospectuses:

1)	a base prospectus that covers the potential offering, issuance, and sale from time to time of our Common Stock, preferred stock, warrants, debt securities, and units in one or more offerings with total proceeds of up to $100,000,000; and
2)	a sales agreement prospectus covering the potential offering, issuance, and sale from time to time of shares of our Common Stock having aggregate gross sales proceeds of up to $10,380,600 pursuant to our At-the-Market (“ATM”) sales agreement, dated June 14, 2022, with BRS, Stifel, Nicolaus & Company, Incorporated and Boustead Securities, LLC.

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

Geographic Information

All of our revenue and property and equipment is located within the United States.

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

Material estimates include the allowance for credit losses, the carrying value of intangible assets and goodwill, our deferred tax assets and valuation allowance, the valuation of our convertible notes payable, Series A Preferred Stock and derivative liability, the adequacy of insurance reserves, and assumptions used in the Black-Scholes option pricing model, such as expected term, stock price volatility and risk-free interest rate.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to our accounting policies disclosed in our 2024 Form 10-K.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of Common Stock and potentially dilutive shares of Common Stock outstanding during the period.

For dilutive securities, all outstanding stock options, restricted stock units, warrants, convertible notes payable, and Series A Preferred Stock are considered potentially outstanding Common Stock. The dilutive effect, if any, of stock options, restricted stock units, and warrants is calculated using the treasury stock method. All outstanding convertible notes payable and Series A Preferred Stock are considered Common Stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method.

The following is a reconciliation of the numerators and denominators of the basic net income (loss) per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Income (loss) from continuing operations	$2,532,428	$(3,838,453)	$(5,857,097)	$(14,385,643)
Less: Series A Preferred Stock dividend	(145,200)	-	(145,200)	-
Income (loss) from discontinued operations	-	160,567	-	(4,338,318)
Net income (loss) attributable to common stockholders	$2,387,228	$(3,677,886)	$(6,002,297)	$(18,723,961)

Denominator:
Weighted-average shares outstanding - basic	33,398,602	11,693,367	26,565,334	12,001,220

Basic income (loss) per share:
Income (loss) from continuing operations	$0.07	$(0.33)	$(0.23)	$(1.20)
Gain (loss) from discontinued operations	-	0.01	-	(0.36)
Net income (loss)	$0.07	$(0.32)	$(0.23)	$(1.56)

The following is a reconciliation of the numerators and denominators of the diluted net income (loss) per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$2,387,228	$(3,838,453)	$(6,002,297)	$(14,385,643)
Less: Gain on extinguishment of convertible notes	(4,096,855)	-	(4,096,855)	-
Add: Convertible notes – interest expense	41,667	-	357,330	-
Income (loss) from discontinued operations	-	160,567	-	(4,338,318)
Net loss	$(1,667,960)	$(3,677,886)	$(9,741,822)	$(18,723,961)

Denominator:
Weighted-average shares outstanding - basic	33,398,602	11,693,367	26,565,334	12,001,220
Dilutive effect of equity awards:
Convertible notes payable	346,845	-	721,351	-
Weighted-average shares outstanding - diluted	33,745,447	11,693,367	27,286,685	12,001,220

Dilutive income (loss) per share:
Loss from continuing operations	$(0.05)	$(0.33)	$(0.36)	$(1.20)
Gain (loss) from discontinued operations	-	0.01	-	(0.36)
Net loss	$(0.05)	$(0.32)	$(0.36)	$(1.56)

The following potentially dilutive securities were excluded from the computation of diluted net loss per common share because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	4,213,392	1,550,718	4,213,392	1,550,718
Restricted stock units	1,550,000	-	1,550,000	-
Warrants	5,433,281	49,614	5,433,281	49,614
Series A Preferred Stock	9,297,894	-	9,297,894	-
Convertible notes payable	-	888,560	-	888,560
Total	20,494,567	2,488,892	20,494,567	2,488,892

Deferred Revenue

Deferred revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the services provided to our customers or annual licenses and is recognized as services are performed or ratably over the life of the license. We generally invoice customers in advance or in milestone-based installments.

Deferred revenue consisted of the following:

	September 30, 2025	December 31, 2024
Current:
Security managed services	$254,898	$461,599
Professional services	337,194	631,241
Cybersecurity software	62,864	272,475
Total deferred revenue - current	$654,956	$1,365,315
Long-term:
Security managed services	$45,750	$84,403
Total deferred revenue – long term	$45,750	$84,403

The Company recognized revenue of $1,051,138 and $1,212,483 for the nine months ended September 30, 2025 and 2024, respectively which was included in the corresponding deferred revenue balance at the beginning of the period. The deferred revenue balance as of September 30, 2025 represents our remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized in revenue as follows:

	Remainder of 2025	2026	2027	2028	2029	Total
Security managed services	$114,692	$152,283	$25,297	$5,290	$3,086	$300,648
Professional services	337,194	-	-	-	-	337,194
Cybersecurity software	60,185	2,679	-	-	-	62,864
Total deferred revenue	$512,071	$154,962	$25,297	$5,290	$3,086	$700,706

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

We utilize Accounting Standards Codification Topic 740 (ASC 740), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. We account for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At September 30, 2025 and December 31, 2024, our net deferred tax asset has been fully reserved.

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

In November 2024, the FASB issued ASU 2024-04, “Debt (Subtopic 470-20): Debt with Conversion and Other Options.” ASU 2024-04 clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. ASU 2024-04 is effective for reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted for entities that have adopted ASU 2020-06. We adopted ASU 2024-04 during the three months ended September 30, 2025 (with an effective date of January 1, 2025), which did not have a material impact on our consolidated financial statements.

NOTE 3 – DISCONTINUED OPERATIONS

Latin America

The operating results of our former Latin America subsidiaries, which we disposed of to focus on our US-based operations and the development and marketing of our internally developed cybersecurity software, are reported within discontinued operations on our condensed consolidated statements of operations and comprehensive loss through July 1, 2024. Our loss from discontinued operations, net of tax, and our loss on assets held for sale, net of tax, which are presented in total as discontinued operations, net of income tax, on our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024, were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024

Revenue	$-	$8,387,171
	-
Cost of revenue	-	7,092,426
Operating expenses	-	2,097,362
Other expense	-	346,469
Loss from discontinued operations before income taxes	-	(1,149,086)
Benefit from income taxes	-	-
Gain (loss) from assets held for sale, net of tax	160,567	(3,189,232)
Gain (loss) from discontinued operations	$160,567	$(4,338,318)

Net cash provided by operating activities of discontinued operations was $223,831 for the nine months ended September 30, 2024. Net cash used in investing activities of discontinued operations was $83,095 for the nine months ended September 30, 2024.

vCISO

In September 2024, we entered into an Intellectual Property Purchase Agreement in which we sold our wholly-owned subsidiary vCISO, LLC.(“vCISO”), for cash proceeds of $1,000,000. vCISO owns substantially all of our internally developed intellectual property currently marketed to our customers and also being developed for future deployment. As a condition of closing the Intellectual Property Purchase Agreement, we concurrently entered into a License-Back and Buy-Back Agreement which provides us with a perpetual, transferable and royalty-free license to use the intellectual property rights to sell such software to our customers. The license was exclusive for our use for the initial six months of this agreement. In exchange for these rights, we have agreed to continue development of the intellectual property at our own cost.

vCISO did not hold any assets or liabilities reported in our condensed consolidated financial statements, as a result, we recorded a $1,000,000 gain on the disposition of vCISO.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid expenses	$264,222	$97,706
Prepaid insurance	49,701	40,019
Total prepaid expenses and other current assets	$313,923	$137,725

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
Computer equipment	$367,584	$414,214
Leasehold improvements	25,791	25,791
Furniture and fixtures	72,511	75,698
Software	866,254	879,642
	1,332,140	1,395,345
Less: accumulated depreciation	(828,875)	(664,834)
Total property and equipment, net	$503,265	$730,511

Depreciation expense was $69,761 and $79,481 for the three months ended September 30, 2025 and 2024, respectively and $225,495 and $242,775 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

Goodwill

The following table summarizes the goodwill balances as of September 30, 2025 and December 31, 2024:

Balance at September 30, 2025 and December 31, 2024
Goodwill	$71,525,609
Accumulated impairment losses	(51,625,059)
Total goodwill	$19,900,550

Intangible Assets

Intangible assets, net are summarized as follows:

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$3,835,981	$(3,385,396)	$450,585
Customer base	572,048	(372,541)	199,507
Non-compete agreements	487,400	(487,400)	-
Intellectual property/technology	2,455,879	(2,002,116)	453,763
Total intangible assets	$7,351,308	$(6,247,453)	$1,103,855

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$3,835,981	$(3,123,766)	$712,215
Customer base	572,048	(319,587)	252,461
Non-compete agreements	487,400	(484,120)	3,280
Intellectual property/technology	2,455,879	(1,621,621)	834,258
Total intangible assets	$7,351,308	$(5,549,094)	$1,802,214

The weighted average remaining useful life of finite-lived intangible assets is 1.74 years as of September 30, 2025.

Amortization expense for the three months ended September 30, 2025 and 2024 was $232,019 and $400,905, respectively, and $698,359 and $1,352,624 for the nine months ended September 30, 2025 and 2024, respectively.

Based on the balance of intangible assets at September 30, 2025, expected future amortization expense is as follows:

2025 (remainder of)	$222,780
2026	709,464
2027	73,211
2028	49,200
2029	49,200
Total	$1,103,855

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
Accounts payable	$3,650,943	$6,109,150
Accrued expenses	926,416	1,477,846
Accrued payroll and bonuses	838,470	750,410
Accrued commissions	47,500	37,847
Indirect taxes payable	34,331	32,959
Accrued interest	8,836	1,226,874
Total accounts payable and accrued expenses	$5,506,496	$9,635,086

Note 8 – RELATED PARTY TRANSACTIONS

Managed Services Agreement with Hensley Beverage Company – Related Party

In July 2021, we entered into a 1-year Managed Services Agreement with Hensley Beverage Company to provide secured managed services. We also may be engaged by Hensley Beverage Company from time to time to provide other related services outside the scope of the Managed Services Agreement. While the agreement provided for an original term through December 31, 2021, the agreement will continue until terminated by either party. For the three months ended September 30, 2025 and 2024, we received $490,089 and $385,998, respectively, and for the nine months ended September 30, 2025 and 2024, we received $769,683 and $1,561,911, respectively, from Hensley Beverage Company for contracted services, and had an outstanding receivable balance of $8,097 and $0 as of September 30, 2025 and December 31, 2024, respectively. Andy McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company, the parent company of Hensley Beverage Company.

Convertible Note Payable with Hensley & Company

In March 2023, we issued an unsecured convertible note payable to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest was due on March 20, 2025. On March 25, 2025, we entered into Amendment #1 to this convertible note, which extended the maturity date of the convertible note to March 20, 2026. At any time prior to, or on the maturity date, Hensley & Company is permitted to convert all or any portion of the outstanding principal amount and all accrued but unpaid interest thereon into shares of our Common Stock at a conversion price of $18.00 per share. During each of the three months ended September 30, 2025 and 2024, we recorded interest expense of $41,667 and $125,000, respectively. During each of the nine months ended September 30, 2025 and 2024, we recorded interest expense of $291,667 and $375,000, respectively. As of September 30, 2025 and December 31, 2024, we had accrued interest payable of $0 and $888,888, respectively. Mr. McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company. On August 4, 2025, the principal amount of $5,000,000 together with $1,180,554 of accrued and unpaid interest payable under the convertible note were converted into Series A Preferred Stock and the convertible note was fully extinguished. Refer to Note 9, “Stockholders’ Equity,” and Note 11, “Debt,” for further discussion.

Note 9 – STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2025, we sold 112,907 shares of our Common Stock for proceeds of $131,321 (net of $4,841 of offering costs), under our registration statement on Form S-3 that was declared effective on July 7, 2025.

For the three and nine months ended September 30, 2025, we sold 0 and 4,933,395 shares, respectively, of our Common Stock for proceeds of $0 and $2,684,754 (net of $97,517 of offering costs), respectively, under our registration statement on Form S-3 that was declared effective on June 27, 2022.

For the three and nine months ended September 30, 2024, we sold 0 and 126,688 shares, respectively, of our Common Stock for proceeds of $0 and $154,947 (net of $5,777 of offering costs), respectively, under our registration statement on Form S-3 that was declared effective on June 27, 2022.

Series A Preferred Stock

On August 4, 2025, we filed a Certificate of Designations, Preferences and Rights of Series A Preferred Stock of CISO Global, Inc. (the “Series A Certificate of Designations”). A summary of the Series A Certificate of Designations of Series A Preferred Stock is as follows:

●	Number of Shares – 9,297,894 shares of preferred stock are designated as Series A Preferred Stock.
●	Voting – No voting rights.
●	Dividends – Cumulative dividends will accrue, whether or not declared by our Board of Directors and whether or not there are funds legally available for the payment of dividends, on a daily basis in arrears at the rate of 10% per annum on the sum of the original issuance price of $1.00 per share plus all unpaid accrued and accumulated dividends thereon.
○	All accrued dividends will be paid in cash or our capital stock (as determined in our sole discretion) when, and if declared by our Board of Directors or upon liquidation, conversion or redemption of the Series A Preferred Stock
○	Not entitled to participate in dividends or distributions of any nature paid on or in respect of the Common Stock (i.e., non-participating).
●	Liquidation Rights – In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, each holder will be entitled to receive liquidating distributions out of our assets legally available for distribution to our stockholders, before any payment or distribution is made to holders of any junior securities (including our Comon Stock), in an amount equal to the issuance price of $1.00 per share.
●	Optional Redemption – The Company has the right, at any time or from time to time, to redeem any or all of the issued and outstanding shares of Series A Preferred Stock for cash at the issuance price of $1.00 per share.
●	Conversion Rights – As determined in the sole discretion of our Board of Directors, and at our option, the Company may convert the Series A Preferred Stock into shares of Common Stock. Conversion is determined by (i) multiplying the number of shares of Series A Preferred Stock to be converted by the issuance price of $1.00 per share, (ii) adding to the result all accrued and accumulated and unpaid dividends on such shares of Series A Preferred Stock to be converted, and then (iii) dividing the result by the issuance price of $1.00 per share.

On August 4, 2025, we entered into the Exchange Agreements with Hensley, an entity affiliated with Andrew K. McCain, a director of our company, and JC Associates. Pursuant to the Exchange Agreements, the Holders exchange certain outstanding convertible notes, as amended from time to time, with aggregate principal and accrued interest of approximately $9,297,894 for an aggregate of 9,297,894 newly authorized shares of Series A Preferred Stock. Upon the closing of the transactions contemplated by the Exchange Agreements, the Exchange Notes were cancelled, and the Holders relinquished all rights, powers, privileges, remedies, or interest under such securities. The Series A Preferred Stock is entitled to cumulative dividends at a rate of 10% per annum, accruing daily and compounding quarterly, whether or not declared by the Board of Directors, based on the original issuance price plus any previously accrued and unpaid dividends. As of September 30, 2025, cumulative dividends in arrears on the Series A Preferred Stock totaled $145,200; no dividends were declared during the period.

As a result of this transaction, during the three and nine months ended September 30, 2025, the Company recognized a gain on troubled debt restructuring of $5,296,103, which reflects the difference between the carrying value of the Exchange Notes and the estimated fair value of the Series A Preferred Stock issued.

Series B Preferred Stock

On September 25, 2025, we filed with the Secretary of State of the State of Delaware a Certificate of Designations, Preferences and Rights of Series B Preferred Stock of CISO Global, Inc. (the “Series B Certificate of Designations”). The Series B Certificate of Designations sets forth the rights, preferences, privileges, and restrictions of the shares of Series B Preferred Stock. Following is a summary of the terms of the Series B Preferred Stock.

●	Number of Shares – 15,625 shares of preferred stock are designated as Series B Preferred Stock.
●	Voting – No voting rights.
●	Rank – The Series B Preferred Stock rank senior and prior to the Common Stock and junior to the Series A Preferred Stock.
●	Dividend Rights – The holders of Series B Preferred Stock are entitled to receive, concurrently with any dividends or distributions, such dividends or distributions paid to the holders of Common Stock to the same extent as if such holders had converted the Series B Preferred Stock into Common Stock (without regard to any limitations on conversion) and had held such shares of Common Stock on such record date.
●	Liquidation Rights – In the event of any Liquidation (as defined in the Certificate of Designations), each holder will be entitled to receive liquidating distributions out of our assets legally available for distribution to our stockholders, before any payment or distribution of any of our assets shall be made or set apart for holders of any junior securities, including, without limitation, the Common Stock in an amount equal to the greater of (i) $1,000 per share and (ii) the amount that would have been received had such Series B Preferred Stock and accrued and unpaid dividends thereon, if any, been converted immediately prior to such Liquidation at the Conversion Price then in effect.
●	Redemption Right – The Series B Preferred Stock is subject to redemption by us in certain circumstances where our Common Stock is not listed on or is otherwise suspended from Nasdaq, the holder becomes prohibited from converting any portion of the Series B Preferred Stock for eighteen (18) months following the issuance of such Series B Preferred Stock due to the Exchange Cap, or the market price of our Common Stock falls and remains below the Minimum Conversion Price for ten (10) consecutive trading days (each as described in the Series B Certificate of Designations).
●	Conversion Rights – Each share of Series B Preferred Stock will be convertible at the option of the holder into the number of shares of Common Stock determined by dividing the initial stated value of $1,000 per share (the “Stated Value”) by the applicable conversion price for the Series B Preferred Stock then being converted as of each conversion date (the “Conversion Price”). The Conversion Price equals (a) with respect to the first $500,000 of Stated Value of shares of Series B Preferred Stock being converted, the greater of (x) one hundred and five percent (105%) of the lowest volume weighted average price, as reported by Bloomberg Financial Markets, during the five (5) trading day period immediately preceding and ending on the trading day immediately preceding such conversion date and (y) the Minimum Conversion Price (defined below), and (b) with respect to all additional shares of Series B Preferred Stock being converted thereafter, the greater of (x) ninety-five percent (95%) of the lowest volume weighted average price during the five (5) trading day period immediately preceding and ending on the trading day immediately preceding such conversion date and (y) the Minimum Conversion Price. The “Minimum Conversion Price” is initially $0.40 per share (subject to adjustment).
●	Subsequent Rights Offerings. If at any time the we grant, issue, or sell any Common Stock or Common Stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of Common Stock, then the holders of Series B Preferred Stock will be entitled to acquire the same as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of such holder’s Series B Preferred Stock immediately before the date on which a record is taken for the grant, issuance, and sale, so long as such holder’s ownership would not exceed 9.99% of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series B Preferred Stock held by such holder.
●	Stockholder Approval. We may not effect a conversion of the Series B Preferred Stock and holders may not convert any shares of the Series B Preferred Stock, to the extent, after giving effect to such purchase and sale, the issuance of such Common Stock would exceed the Exchange Cap without approval from our stockholders.
●	Beneficial Ownership Limitation. We will not effect any conversion of the Series B Preferred Stock and the holder will not have the right to convert any portion of the Series B Preferred Stock, to the extent that, after giving effect to the conversion, such holder would own in excess of 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series B Preferred Stock held by such holder.

On September 24, 2025, we entered the Purchase Agreement with B. Riley, pursuant to which we will have the right to issue and sell to B. Riley, and B. Riley must purchase from us, up to $15.0 million of shares of our newly authorized Series B Preferred Stock. Such sales of Series B Preferred Stock by us to B. Riley, if any, will be subject to certain limitations and conditions set forth in the Purchase Agreement, and may occur from time to time, at our sole discretion, over the 18-month period commencing September 24, 2025 and terminating on the earliest of (i) March 24, 2027, (ii) the date on which B. Riley shall have made payment of the aggregate purchase price equal to $15.0 million, (iii) if we have not obtained approval by our stockholders by September 24, 2026, such date as there ceases to be a sufficient number of authorized but unissued shares of Common Stock of the Company remaining under the Exchange Cap. In no event may we issue or sell to B. Riley under the Purchase Agreement shares of our Series B Preferred Stock that are convertible into an aggregate number of shares of Common Stock exceeding a customary 9.99% beneficial ownership limitation, as well as the Exchange Cap until approval has been obtained from our stockholders.

As of September 30, 2025, no shares of Series B Preferred Stock were sold to B. Riley pursuant to the Purchase Agreement.

Stock Options

We granted stock options vesting solely upon the continued service of the recipient. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the required service period of each award.

The following table summarizes stock option activity for the nine months ended September 30, 2025:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,523,691	$37.34	4.43	$254,206
Granted	3,192,166	0.92
Exercised	(4,500)	0.62
Expired or cancelled	(497,965)	32.48
Outstanding at September 30, 2025	4,213,392	$10.39	8.21	$558,888
Exercisable at September 30, 2025	1,307,868	$30.89	5.07	$121,277

Total stock-based compensation expense related to the stock options was $767,447 and $2,247,002 for the three months ended September 30, 2025 and 2024, respectively, and $2,694,690 and $6,904,141 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was future compensation expense of $2,575,940 with a weighted average recognition period of 1.55 years related to the stock options.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2025 and 2024 was $0.86 and $1.34, respectively.

Restricted Stock Units

We granted restricted stock units (“RSUs”) that only contain a service-based vesting condition that is typically satisfied over four years. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the requisite service period. The fair value of RSUs is determined by the closing price of the Company’s Common Stock on the grant date. On June 13, 2025, we granted 1,550,000 RSUs with a weighted-average grant date fair value of $0.96. Total stock-based compensation expense related to the RSUs was $94,784 and $112,110 for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, there was unrecognized future compensation expense of $1,375,890 with a weighted average recognition period of 3.70 years related to the RSUs.

Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2025:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	6,774,559	$1.14	4.93	$-
Granted	275,055	1.15
Exercised	(1,616,333)	0.96
Expired or cancelled	-	-
Outstanding at September 30, 2025	5,433,281	$1.16	4.18	$244,183
Exercisable at September 30, 2025	5,433,281	$1.16	4.18	$244,183

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

As of September 30, 2025 and December 31, 2024, our accrual for estimated indirect tax liabilities was $34,331 and $32,959, respectively, reflecting our best estimate of the potential liability based on an analysis of our business activities, revenues subject to indirect taxes, and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation, or settlements could be materially different than the amounts established for indirect tax contingencies.

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

NOTE 11 – DEBT

Term Loans

In November 2023, we entered into a business loan and security agreement, pursuant to which we obtained a loan with a principal amount of $2,200,000 and paid an origination fee of $44,000. The business loan carried an interest rate of 53.44% per annum and was payable in 52 weekly installments of $53,731. On March 28, 2024, under a troubled debt restructuring, we entered into a Business Loan and Security Agreement (the “Loan Agreement”) with LendSpark Corporation (the “Lender”), pursuant to which we obtained a restructured loan with a principal amount of $2,200,000 (the “Restructured Loan”) from the Lender. In connection with the Restructured Loan, we entered into a Fee Agreement with the Lender, pursuant to which we issued 100,000 shares of our Common Stock, as partial consideration for the Lender’s agreement to enter into the Loan Agreement and extend credit to us. The Restructured Loan bore interest at a rate of 51.73% per annum and was payable in 52 weekly installments of $53,308, commencing on April 5, 2024. We recorded interest expense of $0 and $230,904 for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, we recorded interest expense of $54,561 and $1,100,103, respectively. The Restructured Loan was repaid in full on March 26, 2025.

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

In November 2024, we entered into an Intellectual Property Buy-Back Purchase Agreement, pursuant to which we reacquired vCISO, LLC in exchange for a Promissory Note with a face value of $1,020,000 and interest of 8.00% per annum. The Promissory Note matures in November 2025. We may not prepay any principal amount due under this Promissory Note without the consent of the holder. For the three and nine months ended September 30, 2025, we recorded interest expense of $15,729 and $66,404, respectively. Accrued interest payable as of September 30, 2025 and December 31, 2024, was $0 and $11,136, respectively. On August 5, 2025, the Promissory Note together with $15,729 of accrued and unpaid interest were converted to Series A Preferred Stock, and the Promissory Note was fully extinguished. Refer to Note 9, “Stockholders’ Equity”, for further discussion.

As of September 30, 2025 and December 31, 2024, term loans comprised of the following:

	Effective Interest Rates	Maturities	September 30, 2025	December 31, 2024

Term loans	4.75% to 6.00%	2026 - 2027	$91,823	$2,711,362
Less: current portion			(82,863)	(2,674,090)
Loans payable, net of current portion			$8,960	$37,272

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

In relation to the Loan and Security Agreements, we recorded interest expense of $78,993 and $117,905 for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, we recorded interest expense of $237,840 and $272,565, respectively. Accrued interest payable as of September 30, 2025 and December 31, 2024 was zero. As of September 30, 2025 and December 31, 2024, the Loan and Security Agreement outstanding balance was $1,962,061 and $1,957,938, respectively.

Convertible Notes Payable

Hensley & Company Convertible Note

In March 2023, we issued an unsecured convertible note payable to Hensley & Company in the principal amount of $5,000,000. On March 25, 2025, we entered into Amendment #1 to this convertible note, which extended the maturity date of the convertible note to March 20, 2026. Mr. McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company. On August 5, 2025, the principal amount of $5,000,000, together with $1,180,554 of accrued and unpaid interest payable under the convertible note were converted into Series A Preferred, and the convertible note was fully extinguished. Refer to Note 8, “Related Party Transactions” for further details regarding this convertible note.

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

In June 2024, we entered into Amendment #1 to extend the maturity date of the $1,050,000 unsecured convertible note payable to December 15, 2024. In exchange for an extension of the maturity date, we agreed to repay on September 30, 2024, all accrued, but unpaid interest as of September 30, 2024 on the convertible note payable. All remaining accrued, but unpaid interest was due at maturity on December 15, 2024.

In December 2024, we entered into Amendment #2 to extend the maturity date of the $1,050,000 unsecured convertible note payable to December 15, 2025. In exchange for the extension of the maturity date, interest beginning from the date of Amendment #2 increased to 12.00% per annum and $25,000 of accrued interest was to be repaid on or before December 31, 2024, with the remaining accrued interest due on or before March 31, 2025. We recorded interest expense of $46,008 and $34,349 for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024 we recorded interest expense of $110,070 and $82,809, respectively. Accrued interest payable as of September 30, 2025 and December 31, 2024 was $0 and $163,165, respectively. On August 5, 2025, the principal amount of $1,050,000 convertible note payable together with $16,191 of accrued and unpaid interest payable under the convertible note were converted into Series A Preferred Stock, and the convertible note was fully extinguished. Refer to Note 9, “Stockholders’ Equity,” for further discussion.

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

In June 2024, we entered into Amendment #1 to extend the maturity date of the $1,000,000 unsecured convertible note payable to December 15, 2024. In exchange for an extension of the maturity date, we agreed to repay on September 30, 2024, all accrued, but unpaid interest as of September 30, 2024 on the convertible note payable. All remaining accrued, but unpaid interest was due at maturity on December 15, 2024.

In December 2024, we entered into Amendment #2 to extend the maturity date of the $1,000,000 unsecured convertible note payable to December 15, 2025. In exchange for the extension of the maturity date, $25,000 of accrued interest was to be repaid on or before December 31, 2024, with remaining accrued interest due on or before March 31, 2025. We recorded interest expense of $15,420 and $33,476 for the three months ended September 30, 2025 and 2024, respectively and we recorded interest expense of $81,083 and $96,791 for the nine months ended September 30, 2025 and 2024, respectively. Accrued interest payable as of September 30, 2025 and December 31, 2024 was $0 and $164,307, respectively. On August 5, 2025, the principal amount of $1,000,000 convertible note payable together with $15,420 of accrued and unpaid interest payable under the unsecured convertible note were converted into Series A Preferred Stock, and the unsecured convertible note was fully extinguished. Refer to Note 9, “Stockholders’ Equity,” for further discussion.

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

The Agreement initially funded us with gross proceeds (prior to the 20% original issue discount) of $3,125,000 in December 2024, and the remaining $5,000,000 (prior to the 20% original issue discount) was funded upon the effectiveness of a change in a majority of our directors, which occurred on January 7, 2025. Pursuant to the Agreement we issued warrants to the Purchasers to purchase up to 6,500,000 shares of our Common Stock with an exercise price of $1.00 per share.

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

During the nine months ended September 30, 2025, $8,125,000 of the convertible notes payable issued under the Agreement were converted into 15,151,706 shares of our Common Stock. We recognized losses on the conversion of the convertible notes of $863,669 for the nine months ended September 30, 2025, which is the intrinsic value of the shares issued upon conversion. For the three and nine months ended September 30, 2025, we recognized interest expense of $0 and $7,898,323, respectively, related to the accretion of the convertible notes payable and the amortization of debt issuance costs. As of September 30, 2025, no convertible notes payable issued under the Agreement remained outstanding and the derivative liability has been derecognized.

The proceeds from the Agreement were used to repay outstanding principal amounts of short-term indebtedness and for general corporate purposes, which included working capital and research and development.

At September 30, 2025, the principal payments due under the above term loans, line of credit, and convertible notes payable were as follows:

2025 (remainder of)	$53,501
2026	1,996,778
2027	3,605
Total future principal payments	2,053,884
Less: unamortized debt discount	-
Carrying value of debt	2,053,884
Less: current portion of debt	(2,044,924)
Debt, net of current portion	$8,960

NOTE 12 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

For each of the three and nine months ended September 30, 2025, one customer represented 11% and 10% of our total revenue as presented in the condensed consolidated statements of operations and comprehensive loss, respectively. For the three and nine months ended September 30, 2024, there were no customers that represented 10% or more of our total revenue as presented in the condensed consolidated statements of operations and comprehensive loss.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments out of accumulated other comprehensive income (loss) (“AOCI” or “AOCL”) and into net loss were not material for all periods presented.

For the three and nine months ended September 30, 2025, changes in AOCI were not material. For the three and nine months ended September 30, 2024, changes in AOCI were as follows:

	Three Months Ended September 30, 2024
	Foreign Currency Translation Adjustments	Total AOCI

Balance at June 30, 2024	$916,417	$916,417
Other comprehensive income	400,433	400,433
Amounts reclassified from AOCI (1)	(1,320,177)	(1,320,177)
Balance at September 30, 2024	$(3,327)	$(3,327)

	Nine months ended September 30, 2024
	Foreign Currency Translation Adjustments	Total AOCI

Balance at December 31, 2023	$1,320,177	$1,320,177
Other comprehensive loss	(3,327)	(3,327)
Amounts reclassified from AOCI (1)	(1,320,177)	(1,320,177)
Balance at September 30, 2024	$(3,327)	$(3,327)

(1)	Amount reclassified to gain/(loss) from discontinued operations, net of income taxes on the condensed consolidated statements of operations and comprehensive loss.

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

The Company did not have any financial assets or liabilities measured and recorded at fair value on a recurring basis as of September 30, 2025. The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2024:

	December 31, 2024
	Level 1	Level 2	Level 3

Current liabilities
Derivative liability	$-	$-	$2,102,927
Total liabilities measured at fair value	$-	$-	$2,102,927

The estimated fair value of the derivative liability (conversion feature of our convertible notes payable) is based on Monte Carlo simulations, a traditional valuation model and represents a Level 3 fair value measurement due to significant unobservable inputs. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value as of September 30, 2025 and December 31, 2024 because of the relatively short duration of these instruments.

NOTE 15 – SUBSEQUENT EVENT

On October 10, 2025, the Company filed a Registration Statement on Form S-1, registering on behalf of B. Riley for resale the shares of Common Stock underlying the Series B Preferred Stock issuable pursuant to the Purchase Agreement. On October 21, 2025, the Company filed an amendment to the Registration Statement on Form S-1, which went effective on November 10, 2025. As of the date of this Quarterly Report on Form 10-Q, no shares of Series B Preferred Stock have been sold to B. Riley under the Purchase Agreement.

On November 6, 2025, we converted all 9,297,894 outstanding shares of Series A Preferred Stock, together with $222,815 in accrued and unpaid dividends to 9,520,709 shares of Common Stock.

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

Third Quarter 2025 Highlights

Our operating results for the nine months ended September 30, 2025 included the following:

●	Total current liabilities reduced by $16,585,255 to $8,370,392 as compared to December 31, 2024 of $24,955,647.
●	Total gross profit increased to $5,025,756 for the nine months ended September 30, 2025 as compared to $2,674,199 for the nine months ended September 30, 2024.
●	Reduced our loss from operations to $6,673,139 for the nine months ended September 30, 2025, as compared to $12,657,510 for the nine months ended September 30, 2024.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

Our financial results for the three months ended September 30, 2025 are summarized as follows in comparison to the three months ended September 30, 2024:

	Three Months Ended September 30,
	2025	2024	Variance
Revenue:
Security managed services	$5,835,909	$6,965,518	$(1,129,609)
Professional services	480,351	437,209	43,142
Cybersecurity software	145,538	108,570	36,968
Total revenue	6,461,798	7,511,297	(1,049,499)

Cost of revenue:
Security managed services	1,889,615	2,319,234	(429,619)
Professional services	45,720	84,947	(39,227)
Cybersecurity software	54,716	29,939	24,777
Cost of payroll	2,539,826	2,982,871	(443,045)
Stock-based compensation	324,607	1,060,238	(735,631)
Total cost of revenue	4,854,484	6,477,229	(1,622,745)
Total gross profit	1,607,314	1,034,068	573,246

Operating expenses:
Professional fees	416,504	223,149	193,355
Advertising and marketing	311,911	1,339	310,572
Selling, general, and administrative	2,572,001	3,083,920	(511,919)
Stock-based compensation	940,905	1,244,664	(303,759)
Total operating expenses	4,241,321	4,553,072	(311,751)

Loss from operations	(2,634,007)	(3,519,004)	884,997

Gain on extinguishment of convertible notes	5,296,103	-	5,296,103
Interest expense	(127,213)	(1,237,301)	1,110,088
Other (expense) income, net	(2,455)	917,852	(920,307)

Income (loss) from continuing operations	$2,532,428	$(3,838,453)	$6,370,881

Revenue

Security managed services revenue decreased by $1,129,609, or 16%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to lower annual contract values among newly acquired customers.

Professional services revenue increased by $43,142, or 10%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to more customer projects.

Cybersecurity software revenue increased by $36,968, or 34%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to an increase in subscriptions for our Checklight cybersecurity software.

Expenses

Cost of Revenue

Security managed services cost of revenue decreased by $429,619, or 19%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to lower costs associated with existing client base.

Professional services cost of revenue decreased by $39,227, or 46%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, due to decreased use of consultants.

Cybersecurity software cost of revenue increased by $24,777, or 83%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to our increase in Checklight subscriptions.

Cost of payroll decreased by $443,045, or 15%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to headcount reductions.

Stock-based compensation expenses decreased by $735,631, or 69%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, due to the forfeiture of options by terminated employees and options that contractually expired.

Operating Expenses

Professional fees increased by $193,355, or 87%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, due to an increase in legal and accounting fees.

Advertising and marketing expenses increased by $310,572 for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, due to investment into marketing efforts.

Selling, general, and administrative expenses decreased by $511,919, or 17%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to reductions in headcount during 2024 resulting in lower costs for compensation, insurance, and leases in 2025.

Stock-based compensation expenses decreased by $303,759, or 24%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to the forfeiture of options by terminated employees, fewer grants granted, and options that contractually expired.

Other Income (Expense)

The gain on extinguishment of convertible notes increased by $5,296,103 for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 due to the conversion of certain convertible notes into shares of Series A Preferred Stock during 2025. No such conversion occurred in 2024.

Interest expense decreased by $1,110,088 for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to the extinguishment of convertible notes payable.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

Our financial results for the nine months ended September 30, 2025 are summarized as follows in comparison to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Variance
Revenue:
Security managed services	$18,328,092	$21,204,477	$(2,876,385)
Professional services	1,572,978	1,835,932	(262,954)
Cybersecurity software	436,637	304,727	131,910
Total revenue	20,337,707	23,345,136	(3,007,429)

Cost of revenue:
Security managed services	5,702,790	7,207,886	(1,505,096)
Professional services	168,459	375,111	(206,652)
Cybersecurity software	146,761	88,708	58,053
Cost of payroll	7,950,829	9,641,597	(1,690,768)
Stock-based compensation	1,343,112	3,357,635	(2,014,523)
Total cost of revenue	15,311,951	20,670,937	(5,358,986)
Total gross profit	5,025,756	2,674,199	2,351,557

Operating expenses:
Professional fees	1,096,361	1,025,410	70,951
Advertising and marketing	840,943	34,099	806,844
Selling, general, and administrative	7,858,988	10,667,794	(2,808,806)
Stock-based compensation	1,902,603	3,604,406	(1,701,803)
Total operating expenses	11,698,895	15,331,709	(3,632,814)

Loss from operations	(6,673,139)	(12,657,510)	5,984,371

Gain on extinguishment of convertible notes, net	4,432,434	-	4,432,434
Change in fair value of derivative liability	5,467,610	-	5,467,610
Interest expense	(9,076,393)	(2,611,067)	(6,465,326)
Other (expense) income, net	(7,609)	882,934	(890,543)

Loss from continuing operations	$(5,857,097)	$(14,385,643)	$8,528,546

Revenue

Security managed services revenue decreased by $2,876,385, or 14%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to lower annual contract values among newly acquired customers.

Professional services revenue decreased by $262,954, or 14%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to lower customer projects.

Cybersecurity software revenue increased by $131,910, or 43%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to the initial launch of our suite of internally developed cybersecurity software products.

Expenses

Cost of Revenue

Security managed services cost of revenue decreased by $1,505,096, or 21%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to lower costs associated with existing client base.

Professional services cost of revenue decreased by $206,652, or 55%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, due to our decreased use of consultants.

Cybersecurity software cost of revenue increased by $58,053, or 65%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to the initial launch of our suite of internally developed cybersecurity software products.

Cost of payroll decreased by $1,690,768, or 18%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to headcount reductions.

Stock-based compensation expenses decreased by $2,014,523, or 60%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, due to the forfeiture of options by terminated employees and options that contractually expired.

Operating Expenses

Professional fees increased by $70,951, or 7%, for the nine months ended September 30, 2025 as compared to nine months ended September 30, 2024, due to an increase in legal and accounting fees.

Advertising and marketing expenses increased by $806,844 for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, due to marketing efforts initiated in 2025.

Selling, general, and administrative expenses decreased by $2,808,806, or 26%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to reductions in headcount during 2024 resulting in lower costs for compensation, insurance, and leases in 2025.

Stock-based compensation expenses decreased by $1,701,803, or 47%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to the forfeiture of options by terminated employees, fewer grants granted, and options that contractually expired.

Other Income (Expense)

The gain on extinguishment of convertible notes increased by $4,432,434 for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 due to the conversion of certain convertible notes into shares of our Common Stock and Series A Preferred Stock during 2025. No such conversion occurred in 2024.

Change in fair value of derivative liability increased by $5,467,610 for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 due to changes in the fair value of the derivative liability since the issuance of the related convertible notes payable during December 2024 and January 2025.

Interest expense increased by $6,456,326 for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to the accretion of convertible notes payable and the amortization of debt issuance costs associated with the issuance of certain convertible notes payable during December 2024 and January 2025.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2025, we incurred a net loss of $5,857,097, reported cash used in operations of $6,180,042 and expect to incur further losses through the end of 2025. Further, we have a working capital deficit of $5,376,502 as of September 30, 2025. As a result, substantial doubt about our ability to continue as a going concern exists. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles. We are evaluating strategies to obtain the required additional funding for future operations. These strategies may include obtaining equity financing, issuing debt or entering into other financing arrangements, and restructuring operations to grow revenues and decrease expenses.

Series A Preferred Stock

On August 4, 2025, we entered into Exchange Agreements (each, an “Exchange Agreement,” and collectively, the “Exchange Agreements”) with each of Hensley & Company, d/b/a Hensley Beverage Company (“Hensley”), an entity affiliated with Andrew K. McCain, a director of our company, and JC Associates, Inc. (“J C Associates,” an unrelated party, and collectively with Hensley, the “Holders”). Pursuant to the Exchange Agreements, the Holders exchange certain outstanding convertible notes payable with aggregate principal and accrued interest of approximately $9,297,894 (collectively, the “Exchange Notes”) for an aggregate of 9,297,894 newly authorized shares of Series A Preferred Stock, par value $0.00001 per share (“Series A Preferred Stock”). Upon the closing of the transactions contemplated by the Exchange Agreements, the Exchange Notes were cancelled, and the Holders relinquished all rights, powers, privileges, remedies, or interest under such securities. The Series A Preferred Stock is entitled to cumulative dividends at a rate of 10% per annum, accruing daily and compounding quarterly, whether or not declared by the Board of Directors, based on the original issuance price plus any previously accrued and unpaid dividends. As of September 30, 2025, cumulative dividends in arrears on the Series A Preferred Stock totaled $145,200; no dividends were declared during the period.

As a result of this transaction, during the three and nine months ended September 30, 2025, the Company recognized a gain on troubled debt restructuring of $5,296,103, which reflects the difference between the carrying value of the Exchange Notes and the estimated fair value of the Series A Preferred Stock issued.

Series B Preferred Stock

On September 24, 2025, we entered into a Preferred Equity Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital I (“B. Riley”), an affiliate of B. Riley Securities, Inc. (“BRS”), pursuant to which we will have the right to issue and sell to B. Riley, and B. Riley must purchase from us, up to $15.0 million shares of our newly authorized Series B Convertible Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”). Such sales of Series B Preferred Stock by us to B. Riley, if any, will be subject to certain limitations and conditions set forth in the Purchase Agreement, and may occur from time to time, at our sole discretion, over the 18-month period commencing September 24, 2025 and terminating on the earliest of (i) March 24, 2027, (ii) the date on which B. Riley shall have made payment of the aggregate purchase price equal to $15.0 million, (iii) if we have not obtained approval by our stockholders by September 24, 2026, such date as there ceases to be a sufficient number of authorized but unissued shares of Common Stock of the Company, par value $0.00001 (the “Common Stock”) remaining under the Exchange Cap. In no event may we issue or sell to B. Riley under the Purchase Agreement shares of our Series B Preferred Stock that are convertible into an aggregate number of shares of Common Stock exceeding a customary 9.99% beneficial ownership limitation, as well as a conversion limitation equal to 6,821,115 (representing 19.99% of the aggregate number of shares of Common Stock issued and outstanding as of September 24, 2025 and subject to adjustment for any stock splits, combinations or the like) pursuant to applicable Nasdaq Listing Rules (the “Exchange Cap”) until approval has been obtained from our stockholders. As of September 30, 2025, no shares of Series B Preferred Stock were sold to B. Riley pursuant to the Purchase Agreement.

July 2025 Prospectus

On June 26, 2025, we renewed our shelf registration statement on Form S-3 (that was deemed effective on July 7, 2025) (“July 2025 Prospectus”) that contains two prospectuses:

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

Upon the renewal of our shelf registration statement on Form S-3, we had $100,000,000 available funding from which we may issue our securities to fund current and future operations, assuming there is adequate demand for our securities. Although we have access to our shelf registration statement on Form S-3, based on our public float, as of the filing date of our Annual Report on Form 10-K for the year ended December 31, 2024, we are only permitted to utilize a “shelf” registration statement for primary offerings, and our shelf registration statement on Form S-3 is subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rules. For so long as our public float is less than $75,000,000, we may not sell more than the equivalent of one-third of our public float during any twelve consecutive months pursuant to the “baby shelf” rules. While alternative public and private transaction structures may be available, these may require additional time and costs, may result in substantial dilution to existing stockholders, in light of our current stock price, may impose operational restrictions on us, and may not be available on attractive terms or at all.

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

Material Cash Requirements

The Company’s material cash requirements included the following contractual obligations as of September 30, 2025:

Indebtedness

As of September 30, 2025, the carrying value of our outstanding debt obligations was $2,053,884, substantially all of which is scheduled to mature during the remainder of 2025 and during 2026.

Leases

As of September 30, 2025, the carrying value of our outstanding operating lease obligations was $483,192.

Sources of Funding to Satisfy Material Cash Requirements

Our principal sources of liquidity are our cash on hand, cash provided by operations, the Purchase Agreement discussed above, and our shelf registration statement on Form S-3 discussed above. Our current cash on hand is not sufficient to satisfy our operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. We expect to incur further losses through the end of 2025, and there can be no assurance that we will be able to obtain additional liquidity from the shelf registration statement on Form S-3 when needed or under acceptable terms, if at all.

Working Capital Deficit

Our working capital deficit as of September 30, 2025 in comparison to our working capital deficit as of December 31, 2024, is summarized as follows:

	September 30,	December 31,
	2025	2024
Current assets	$2,993,890	$3,481,071
Current liabilities	8,370,392	24,955,647
Working capital deficit	$(5,376,502)	$(21,474,576)

The decrease in current assets is primarily due to the $176,198 increase in prepaid expenses and other current assets being more than offset by decreases in accounts receivable and prepaid cost of revenue of $539,177 and $248,355, respectively. Accounts receivable decreased due to collection efforts. Prepaid expenses increased due to increased prepaid marketing expenses.

The decrease in current liabilities is primarily due to decreases in accounts payable and accrued expenses, debt obligations, and the derivative liability of $4,128,590, $9,637,106, and $2,102,927, respectively. During the nine months ended September 30, 2025, we paid down accounts payable and loans payable outstanding, certain convertible notes payable were converted into shares of our Common Stock and preferred stock, and the derivative liability was derecognized as a result of the conversion of the notes payable.

Cash Flows

Our cash flows for the nine months ended September 30, 2025 in comparison to our cash flows for the nine months ended September 30, 2024, are summarized as follows:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(6,180,042)	$(3,582,726)
Net cash provided by investing activities	-	916,905
Net cash provided by financing activities	6,299,182	2,105,679
Effect of exchange rates on cash and cash equivalents	-	(59,214)
Net increase (decrease) in cash and cash equivalents	$119,140	$(619,356)

Operating Activities

Net cash used in operating activities was $6,180,042 for the nine months ended September 30, 2025 and was primarily due to cash used to fund a net loss of $5,857,097 (which includes non-cash expenses in the aggregate of $4,044,057), a decrease in accounts payable and accrued expenses and a decrease in deferred revenue. Net cash used in operating activities was $3,582,726 for the nine months ended September 30, 2024 and was primarily due to cash used to fund a net loss of $18,723,961, adjusted for non-cash expenses in the aggregate of $11,704,296 and additional cash inflow by changes in the levels of operating assets and liabilities, primarily as a result of a decrease in accounts receivables, net, and an increase in deferred revenue.

Investing Activities

Net cash provided by investing activities of $916,905 for the nine months ended September 30, 2024 was primarily due to the sale of our subsidiary vCISO.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $6,299,182, which was primarily due to $2,816,075 from the sale of our Common Stock, $1,547,999 from the exercise of warrants, cash received from borrowings on our convertible loans payable and line of credit (net of debt issuance costs) of $16,276,483, offset by $14,344,167 in repayments of our loans payable and line of credit. Net cash provided by financing activities for the nine months ended September 30, 2024 was $2,105,679, which was primarily due to cash received from borrowings on our loans payable and lines of credit, net of debt issuance cost, of $6,694,412, offset by $4,743,680 in repayments of our loans payable and lines of credit.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as September 30, 2025, our disclosure controls and procedures were effective. This does not include an evaluation by our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 4, 2025, we entered into Exchange Agreements with each of the Holders. Pursuant to the Exchange Agreements, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act and Rule 506(b) of Regulation D as promulgated by the SEC, the Holders exchanged certain outstanding convertible notes, as amended from time to time, with aggregate principal and accrued interest of approximately $9,297,894.54 for an aggregate of 9,297,894 newly authorized shares of Series A Preferred Stock. Upon the closing of the transactions contemplated by the Exchange Agreements, the Exchange Notes were cancelled, and the Holders relinquished all rights, powers, privileges, remedies, or interest under such securities.

On September 4, 2025, we issued 310,000 shares of our Common Stock to FMW Media Works LLC as compensation for marking services provided to our company. The shares were privately placed in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On September 19, 2025, we issued 72,927 shares of our Common Stock to SB Cyber Tech as compensation for cyber security services provided to our company. The shares were privately placed in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case, defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of the Registrant	Form 8-K	3.1	8/5/2025
3.2	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of the Registrant	Form 8-K	3.1	09/29/2025
10.1	Exchange Agreement, dated August 4, 2025, by and between the Registrant and Hensley & Company, d/b/a Hensley Beverage Company	Form 8-K	10.1	8/5/2025
10.2	Exchange Agreement, dated August 4, 2025, by and between the Registrant and J C Associates, Inc.	Form 8-K	10.2	8/5/2025
10.3	Preferred Equity Purchase Agreement, dated September 24, 2025, by and between the Registrant and B. Riley Principal Capital I	Form 8-K	10.1	09/29/2025
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed/ furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CISO GLOBAL, INC.

By:	/s/ David G. Jemmett
David G. Jemmett
Chief Executive Officer
(Principal Executive Officer)
Date:	November 13, 2025

By:	/s/ Debra L. Smith
Debra L. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	November 13, 2025

