Form 10-K
period 2025-12-31
CISO Global, Inc.
filed 2026-03-30
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025) was $31,983,184.

As of March 20, 2026, there were 45,313,337 shares of the registrant’s common stock outstanding.

CISO GLOBAL, INC.

2025 FORM 10-K ANNUAL REPORT

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

Forward-looking statements made in this Annual Report on Form 10-K include statements about:

●	our aim, by emphasizing a security-aware workforce culture, to become trusted advisors, providing tailored, product-agnostic cybersecurity solutions that align with our clients’ security needs, financial realities, and strategic goals;
●	our belief that culture forms the foundation of successful cybersecurity programs;
●	our ability to differentiate ourselves through a technology-agnostic approach and a relentless focus on acquiring high-demand cybersecurity talent, expanding both service capabilities and global reach;
●	our belief that our proprietary software further enhances Managed Compliance & Cybersecurity Provider + Culture offering by streamlining compliance management, threat detection, and response capabilities, ensuring a faster and more effective security posture for our clients;
●	our goal to deliver unparalleled value to clients — surpassing competitors and traditional in-house security models;
●	our aim to drive scalable growth, strengthen recurring revenue streams, and position us as a leader in a market facing a critical cybersecurity talent shortage;
●	our belief that clients benefit from streamlined engagements with a single provider addressing a broad range of needs, leading to faster problem resolution and superior outcomes compared to multi-vendor approaches, and that this fosters long-term client partnerships;
●	our aim to further differentiate ourselves through our staffing model: our employees are dedicated partners, not consultants, available under recurring monthly contracts;
●	our belief that our staffing model helps mitigate the challenges associated with hiring experienced cybersecurity professionals;
●	our belief that our technology-agnostic stance allows us to work compatibly with almost any business, regardless of existing systems or tools;

●	our ability to continue acquiring top cybersecurity talent to expand our services and geographical footprint, reinforcing our ability to deliver exceptional results for clients;
●	our belief that our proprietary software serves as a vital tool to support ongoing security, compliance, and operational excellence, supports our goal to stay ahead of emerging threats and regulatory changes, ensuring our clients’ safety, compliance, and success;
●	our belief that we are uniquely positioned to capitalize on this rapidly expanding market, offering end-to-end cybersecurity services with substantial opportunities for sustained growth and value creation;
●	our belief that we have cultivated an extensive network of partners, supported by comprehensive training, enablement resources, and marketing content;
●	our belief that, serving more than 437 clients across diverse sectors, we are strategically positioned to drive revenue growth through cross-selling and upselling high-value services;
●	our belief that our proprietary technologies and intellectual property provide a competitive edge, enabling deeper penetration into existing accounts, expansion into new markets, and enhanced partner collaboration opportunities;
●	our belief that our proven mergers and acquisitions track record, expansive client base, channel-first approach, and intellectual property-driven innovation uniquely position us for scalable growth and market leadership;
●	our aim of our Security Managed Services to deliver proactive, scalable, and resilient cybersecurity solutions tailored to meet evolving threat landscapes and regulatory requirements;
●	our ability of our services to support comprehensive threat visibility, rapid incident response, and continuous improvement of clients’ security postures, helping to minimize downtime and reduce the potential impact of cyberattacks;
●	our aim to empower organizations to enhance their cybersecurity measures, protect critical assets, and maintain compliance in an ever-evolving threat landscape through innovative software solutions;
●	our ability to execute our phased growth strategy designed to position our company as a leading provider of end-to-end cybersecurity solutions;
●	our aim to leverage our expertise and advanced technology offerings to drive both organic growth and market expansion, thereby creating value for our investors;
●	our belief that despite having only penetrated approximately 20% of our 437 clients for multiple services, we see significant opportunities for cross-selling and upselling, which presents a substantial revenue growth opportunity as we expand our service offerings across our client base;
●	our growing network of partnerships enhances our ability to acquire new clients while fostering long-term relationships with existing ones;
●	our belief that AI and ML technologies will be foundational to our offerings, providing differentiated solutions that drive effectiveness, resilience, and advanced threat mitigation for our clients;
●	our plan in Phase III to shift focus toward fueling organic growth through the commercialization and scaling of our proprietary intellectual property;
●	our plan to accelerate growth through product-led strategies, optimizing the user experience and enabling hands-free purchasing via digital interfaces;
●	our belief that this approach will allow us to expand our client base while reducing the demand on our services team, driving efficiency and scalability;
●	our anticipation that as we expand our technology offerings we will increase revenue and operating margins concurrently;
●	our belief that the scalability of our intellectual property-driven solutions positions us to capture a larger share of the cybersecurity market while maintaining high levels of profitability;
●	our aim to deliver sustainable, long-term growth while continuing to provide our clients with best-in-class cybersecurity solutions;
●	our belief that we have positioned ourselves for scalable, long-term success;
●	the evolving cybersecurity landscape presents a dynamic, high-growth market ripe with opportunity;
●	our belief that our continued investment in intellectual property and innovative technologies will be key drivers of value creation for our investors as we scale our business and expand our market presence;
●	our anticipation to encounter new competitors as we strategically expand into adjacent markets, thereby increasing our total addressable market, while competition in traditional endpoint and IT operations markets remains significant;

●	our belief that our competitive positioning is strengthened by several key differentiators;
●	Our belief that our frontline intelligence and expertise knowledge directly informs and enhances our solutions, providing customers with proactive, resilient cybersecurity strategies;
●	our belief that our streamlined approach helps reduce complexity and operational overhead compared to competitors that rely on disjointed point solutions;
●	our belief that our flexibility ensures accelerated time-to-value for clients and minimizes disruption during deployment;
●	our belief that our globally recognized consulting organization enhances our market credibility;
●	our belief that our track record of successful mergers and acquisitions has enabled us to broaden our service portfolio, extend market reach, and capture operational efficiencies, positioning us as a leading force in market consolidation;
●	our belief that our success is more significantly driven by the expertise and ingenuity of our workforce, alongside the functionality and continuous innovation embedded in our solutions;
●	our intention to pursue additional intellectual property protections to enhance our market position and safeguard our technology where appropriate and financially prudent;
●	our anticipation that, as we continue to grow and achieve greater market visibility, increased competition and the potential for third parties to develop solutions that may attempt to replicate or infringe upon our proprietary technologies;
●	our belief that our intellectual property portfolio is a critical component of our competitive advantage and long-term business strategy;
●	our intention to vigorously protect and enforce our intellectual property rights where necessary to preserve our competitive position and long-term financial performance;
●	our belief that our future success relies on our ability to continually attract, hire, and retain top-tier talent, particularly within our senior management, engineering, and technical teams;
●	our belief that that a combination of diverse team members and an inclusive culture contribute to our success;
●	our belief that We are not dependent on any independent contractor, and that adequate replacements would be available in the event any such independent contractor becomes unavailable to us;
●	our belief that our relations with our employees is good;
●	our expectation not to pay cash dividends in the foreseeable future;
●	our plan to retain all earnings to provide funds for the operations of our company;
●	our belief that with a comprehensive portfolio of scalable intellectual property solutions, proprietary software stack, and an end-to-end team of experts, we are well-positioned for organic growth;
●	our belief that, by optimizing the user experience and leveraging digital interfaces, we can expand our client base without overburdening our service team. This scalability will enable us to drive increased revenue and profit margins concurrently;
●	our belief that this scalability will enable us to drive increased revenue and profit margins concurrently; and
●	the substantial doubt about our company’s ability to continue as a going concern.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2025, any of which may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks may cause our or our industry’s actual results, levels of activity, or performance to be materially different from any future results, levels of activity, or performance expressed or implied by these forward-looking statements.

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

The cybersecurity industry faces a significant supply and demand imbalance, with greater demand for services than the market can supply in terms of expert, seasoned compliance and cybersecurity professionals. To address this, we prioritize identifying, attracting, and retaining top cybersecurity and compliance talent. Our strategy includes acquisitions, direct hiring, and employee incentivization through stock options to ensure retention. We continuously seek culturally aligned cyber talent. We have invested in enterprise solutions, executive leadership, and our proprietary software to integrate our acquisitions into a unified ecosystem. This ecosystem is designed to foster cross-pollination of solutions, promote additional revenue opportunities and enhance recurring revenue. By emphasizing a security-aware workforce culture, we aim to become trusted advisors, providing tailored, product-agnostic cybersecurity solutions that align with our clients’ security needs, financial realities, and strategic goals. Our comprehensive cybersecurity services span compliance, cybersecurity, and culture. These services include compliance consulting, secured managed services, Security Operations Center (SOC) services, virtual Chief Information Security Officer (vCISO) services, incident response, certified forensics, technical assessments, and cybersecurity training. We believe culture forms the foundation of successful cybersecurity programs. To support this, we have developed MCCP+ (“Managed Compliance & Cybersecurity Provider + Culture”), a holistic solution combining all four pillars under one roof, delivered by a dedicated team of subject matter experts. Our proprietary software further enhances this offering by streamlining compliance management, threat detection, and response capabilities, ensuring a faster and more effective security posture for our clients. We differentiate ourselves through a technology-agnostic approach and a relentless focus on acquiring high-demand cybersecurity talent, expanding both service capabilities and global reach. Paired with our proprietary CISO software, which enhances threat visibility and accelerates incident response, we strive to deliver unparalleled value to clients. This strategy aims to drive scalable growth, strengthen recurring revenue streams, and position us as a leader in a market facing a critical cybersecurity talent shortage. Our integrated service model enhances our ability for revenue capture and operational efficiency, which has the ability to result in improved profitability and stronger client retention. Clients benefit from streamlined engagements with a single provider addressing a broad range of needs, leading to faster problem resolution and superior outcomes compared to multi-vendor approaches. We believe this fosters long-term client partnerships.

We aim to further differentiate ourselves through our staffing model: our employees are dedicated partners, not consultants, available under recurring monthly contracts. This structure helps mitigate the challenges associated with hiring experienced cybersecurity professionals. By integrating our team of industry and subject matter experts into clients’ operations — supported by our proprietary software — we offer a robust, embedded cybersecurity solution that continuously adapts to evolving threats.

Our technology-agnostic stance allows us to work compatibly with almost any business, regardless of existing systems or tools. Clients retain the flexibility to select the best technologies for their needs without impacting their relationship with us.

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

Cybersecurity Landscape: A Market Poised for Growth

As global connectivity accelerates, cyberattacks have emerged as one of the most pressing threats to enterprise and personal data, driving unprecedented economic losses. Cybersecurity Ventures projected global damages from cybercrime will propel global spending on cybersecurity products and services to $1 trillion (USD) annually by 2031. Ransomware remains one of the fastest-growing attack types, with incidents expected to occur every two seconds, inflicting an estimated $265 billion in annual damages by 2031 — a dramatic rise from $20 billion and an attack every 11 seconds in 2021. In parallel, an Accenture survey reports that 68% of business leaders perceive increasing cybersecurity risks. Reflecting this urgency, global cybersecurity spending is forecasted to surpass $520 billion annually (USD) by 2026, up from $260 billion in 2021. Despite this investment surge, the talent gap remains a critical constraint. According to The New York Times and Cybersecurity Ventures, 3.5 million cybersecurity roles remain unfilled — a disparity expected to have persisted through 2025.

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

Strategic Market Leadership and Growth Potential

We are uniquely positioned to capitalize on this rapidly expanding market, offering end-to-end cybersecurity services with substantial opportunities for sustained growth and value creation. Key differentiators include:

●	Proven Acquisition Strategy: Through numerous strategic acquisitions, we have integrated top-tier talent and broadened our capabilities, creating a comprehensive service portfolio aligned with market demands.
●	Expansive Client Portfolio: Serving more than 437 clients across diverse sectors, we are strategically positioned to drive revenue growth through cross-selling and upselling high-value services.
●	Robust Channel and Partnership Ecosystem: We have cultivated an extensive network of partners, supported by comprehensive training, enablement resources, and marketing content
●	Innovation and Intellectual Property Development: Our proprietary technologies and intellectual property provide a competitive edge, enabling deeper penetration into existing accounts, expansion into new markets, and enhanced partner collaboration opportunities.

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

Cybersecurity Offerings

We offer a comprehensive suite of cybersecurity services designed to safeguard our clients’ digital assets and ensure compliance with applicable industry standards and regulations. Our offerings fall into three main categories: Security Managed Services, Professional Services, and Cybersecurity Software.

Security Managed Services

Our Security Managed Services aims to deliver proactive, scalable, and resilient cybersecurity solutions tailored to meet evolving threat landscapes and regulatory requirements.

Compliance Services

We assist clients in implementing and maintaining appropriate security controls, prioritizing risk mitigation strategies, and help ensure continuous compliance with key industry frameworks and regulations, including the following:

●	Cybersecurity Maturity Model Certification (“CMMC”);
●	Federal Risk and Authorization Management Program;
●	Federal Information Security Modernization Act (“FISMA”);
●	Health Insurance Portability and Accountability Act of 1996 (“HIPAA”);
●	Health Information Trust Alliance;
●	Import Export Code;
●	International Organization for Standardization; and
●	National Institute of Standards and Technology.

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

Secured Managed Services

Our integrated Secured Managed Services offering combines a robust portfolio of cybersecurity capabilities, including the following:

●	Secure network architecture design and management;
●	Proprietary cybersecurity software solutions;
●	SOC-driven monitoring and response services;
●	Regulatory compliance support;
●	Incident remediation and recovery teams; and
●	Advanced firewall and perimeter security management.

Our experienced engineers and cybersecurity architects support clients with secure cloud migrations, infrastructure modernization, and tailored risk mitigation strategies — helping enable operational resilience and business continuity.

Professional Services

Our Professional Services division helps deliver comprehensive cybersecurity solutions designed to mitigate risk, enhance resilience, and protect organizational value.

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

Security Testing and Training

We empower organizations to proactively strengthen their cyber defenses through rigorous security assessments, including red team and purple team penetration testing, simulated attack exercises, and specialized cybersecurity training. Our programs include industry-recognized certifications such as CMMC, CompTIA, and ISC2, driving measurable improvements in cybersecurity posture and regulatory readiness.

Cybersecurity Software

We offer a comprehensive suite of proactive cybersecurity software solutions designed to protect organizations from evolving cyber threats. Our offerings encompass advanced threat detection, proactive monitoring, and robust risk management to help ensure enterprise security and compliance.

CISO Edge

CISO Edge is an artificial intelligence (“AI”)-driven cloud security solution that provides comprehensive protection across cloud-first, hybrid, and remote environments. Purpose-built for large enterprises, government entities, and high-value networks, CISO Edge is designed to defend against sophisticated cyber threats, including ransomware and AI-powered exploits

CHECKLIGHT® Security Monitoring

CHECKLIGHT® is a proactive security monitoring software that is designed to detect potential threats to endpoints and alerts users before attacks can take hold, thereby reducing the impact of breaches. It identifies malicious software such as phishing attacks, malware, ransomware, and viruses. Since its inception, CHECKLIGHT® has maintained a record of detecting all breaches, providing organizations with confidence in their endpoint security, and is backed by a financial warranty.

Argo Security Management

Argo is a security management platform that aggregates and curates all security data across various services, including SIEM, MDR, XDR, governance, risk, compliance, and more. This centralized approach is designed to enhance the effectiveness of security teams by providing environment-wide cybersecurity visibility through a customizable dashboard, enabling better-informed decisions.

Through these innovative software solutions, we aim to empower organizations to enhance their cybersecurity measures, protect critical assets, and maintain compliance in an ever-evolving threat landscape.

Growth Strategy

We are executing a phased growth strategy designed to position our company as a leading provider of end-to-end cybersecurity solutions. Our strategy is built upon strategic acquisitions, development of proprietary intellectual property, and a focus on scalable growth. We aim to leverage our expertise and advanced technology offerings to drive both organic growth and market expansion, thereby creating value for our investors.

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

This diverse expertise, coupled with leadership from seasoned industry executives, has enabled us to address the complex and rapidly evolving cybersecurity needs of organizations across various sectors.

Phase II: Expanding Service Offerings and Capitalizing on Cross-Selling Opportunities

Phase II of our growth strategy focused on leveraging the synergies from our numerous historical acquisitions to expand service offerings to existing clients. Despite having only penetrated approximately 20% of our 437 clients for multiple services, we saw significant opportunities for cross-selling and upselling. This presented a substantial revenue growth opportunity as we expanded our service offerings across our client base.

Additionally, we have been building and expanding a strong channel and partnership ecosystem. This ecosystem provides value-added training, support, and partner marketing content. Our growing network of partnerships enhances our ability to acquire new clients while fostering long-term relationships with existing ones.

Intellectual Property Development and Innovation

A key element of Phase II was the development of proprietary intellectual property that addresses the evolving cybersecurity challenges facing enterprises. We invested heavily in the development of software-first technologies, leveraging cutting-edge advancements such as machine learning (“ML”), AI, deep learning, neural networks, and proprietary DarkNet threat intelligence. These technologies are foundational to our offerings, providing differentiated solutions that drive effectiveness, resilience, and advanced threat mitigation for our clients.

Phase III: Scaling Through Product-Led Growth and Scalable Technology Solutions

In Phase III, in 2026, our primary focus will shift toward fueling organic growth through the commercialization and scaling of our proprietary intellectual property. We plan to accelerate growth through product-led strategies, optimizing the user experience and enabling hands-free purchasing via digital interfaces. We believe this approach will allow us to expand our client base while reducing the demand on our services team, driving efficiency and scalability.

As we expand our technology offerings, we anticipate increasing revenue and operating margins concurrently. The scalability of our intellectual property-driven solutions positions us to capture a larger share of the cybersecurity market while maintaining high levels of profitability.

Intellectual Property Suite and Future Growth

At the heart of our strategy is a comprehensive suite of proprietary software solutions, incorporating AI, neural networks, and the latest algorithms. These technologies are designed to address the most pressing cybersecurity challenges facing enterprises today, positioning us at the forefront of the cybersecurity industry.

Through these efforts, we aim to deliver sustainable, long-term growth while continuing to provide our clients with best-in-class cybersecurity solutions. Our continued investment in intellectual property and innovative technologies are key drivers of value creation for our investors as we scale our business and expand our market presence.

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

CHECKLIGHT® Security Monitoring – A powerful, proactive security monitoring software that detects potential threats to networks and provides advance alerts so attacks can’t take hold. Relying on the same cybersecurity software engine used by several federal agencies, it identifies unauthorized processes associated with fraudulent phishing attacks, hacking, imposter scams, malware, ransomware, and viruses, and provides a financial warranty

DISC Next Gen VPN – A token exchange-protected remote access solution that replaces traditional VPN connections with enhanced security and access verification.

Skanda Breach Assessment Tool – A next-generation, analysis tool that applies AI-based automation and ML technologies, which looks beyond vulnerabilities identified by most other technology to deliver continuous security assessments.

Our Corporate and Acquisition History

We were formed on March 5, 2019, as a Delaware corporation. Our principal offices are located at 6900 East Camelback Road, Suite 900, Scottsdale, Arizona 85251.

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

We have substantially expanded our business in recent years through a number of acquisitions that enhanced our product offerings.

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

While acquisitions have contributed to our growth in prior years, we did not complete any acquisitions during the years ended December 31, 2025 and 2024.

Customers

Our past acquisitions have resulted in expansion of our customer base and increased usage within existing customers. For the year ended December 31, 2025, one customer represented approximately 10% of our total revenue as presented in the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2024, there were no customers that represented 10% or more of our total revenue as presented in the consolidated statements of operations and comprehensive loss.

As of December 31, 2025, the same customer that represented approximately 10% of total revenue accounted for approximately 17% of our accounts receivable balance. As of December 31, 2024, two customers represented approximately 13% and 11%, respectively, of our accounts receivable balance.

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

We believe our competitive positioning is strengthened by several key differentiators, including:

●	Frontline Intelligence and Expertise: Our extensive experience in investigating and remediating complex cyber incidents, equips us with real-time threat intelligence and practical insights. This knowledge directly informs and enhances our solutions, providing customers with proactive, resilient cybersecurity strategies.
●	Comprehensive, Integrated Solutions: Our platform integrates a broad suite of SaaS offerings, helping enable clients to seamlessly unify threat detection, incident response, and cybersecurity validation. This streamlined approach helps reduce complexity and operational overhead compared to competitors that rely on disjointed point solutions.
●	Ease of Deployment and Versatility: Our solutions are designed to integrate into diverse IT environments, supporting hybrid, on-premises, and cloud architectures. This flexibility ensures accelerated time-to-value for clients and minimizes disruption during deployment.
●	Reputation and Consulting Expertise: Our globally recognized consulting organization enhances our market credibility. By leveraging insights derived from high-profile incident response engagements, we continuously refine our services, positioning us to deliver superior outcomes for customers.
●	Strategic Acquisition Strategy: As a cybersecurity consolidator, we prioritize identifying and acquiring strategic targets that align with our commitment to service quality, technological innovation, and geographical expansion. Our track record of successful mergers and acquisitions has enabled us to broaden our service portfolio, extend market reach, and capture operational efficiencies, positioning us as a leading force in market consolidation.

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

Three of the main cybersecurity regulations are HIPAA, the Cybersecurity Maturity Model Certification (CMMC) program, and the 2002 Homeland Security Act, which included FISMA. These regulations mandate that healthcare organizations, financial institutions, federal contractors, and federal agencies, should protect their systems and information. FISMA, which applies to every government agency, requires the development and implementation of mandatory policies, principles, standards, and guidelines on information security. However, the regulations do not address numerous computer related industries, such as Internet Service Providers and software companies. Furthermore, the regulations do not specify what cybersecurity measures must be implemented and require only a “reasonable” level of security. In addition, the National Cybersecurity Division is another regulatory body that is a division of the Office of Cybersecurity & Communications within the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency.

Human Capital Management

Our future success relies on our ability to continually attract, hire, and retain top-tier talent, particularly within our senior management, engineering, and technical teams. As a leader in the highly competitive cybersecurity industry, securing skilled personnel is essential to maintaining our position at the forefront of innovation and incident response.

Competing for Top Talent

We recognize that the cybersecurity landscape is evolving rapidly, and the demand for specialized expertise continues to grow. To remain competitive, we have designed comprehensive compensation and benefits programs that address the diverse needs of our global workforce. In addition to competitive salaries, our offerings include performance-based incentive plans, pensions, healthcare and insurance coverage, paid time off, and family leave. These benefits are tailored to meet regional requirements and employment classifications, ensuring flexibility and relevance.

Retention Through Recognition and Rewards

To retain our most valuable contributors — particularly senior leaders and key technical personnel — we strategically deploy equity-based grants with thoughtful vesting schedules. This approach aligns employee success with company performance, fostering long-term commitment and engagement.

Prioritizing Employee Well-being

The success of our business is inherently tied to the well-being of our people. We are steadfast in our commitment to fostering a healthy, safe, and supportive work environment. Our people are our greatest asset. By cultivating an environment where talent thrives, supported by competitive rewards, opportunities for growth, and a commitment to well-being, we help ensure our continued leadership in cybersecurity and incident response.

Environmental, Social, and Governance Efforts

Environmental Commitment

We are committed to protecting the environment and attempt to mitigate any negative impact of our operations. We monitor resource use, improve efficiency, and at the same time reduce our emissions and waste.

Social Responsibility

We are a trusted cybersecurity expert providing safe, efficient, and sustainable services to our existing and new communities. Our success is the direct result of the dedication and strength of our team and promotes diversity, integrity, inclusion, reliability, and accountability. We believe that a combination of diverse team members and an inclusive culture contributes to our success. Each member is a valued part of our team bringing a diverse perspective to help grow business and achieve our goals. Our tradition of serving employees, customers, and investors is at the core of our culture. For third-party vendor selection and oversight, we have standard operating procedures that apply to employees and subcontractors who, on our behalf, oversee and conduct technical protocols.

Employees

As of December 31, 2025, we had approximately 125 full-time-equivalent employees. In addition, we utilize independent contractors for projects of short duration or where specialized knowledge or experience is needed for a complex project. We are not dependent on any independent contractor, and we believe adequate replacements would be available in the event any such independent contractor becomes unavailable to us. We believe our relations with our employees is good.

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

Risk Factor Summary

Risks Related to Our Business and Industry

●	We will need to raise capital to realize our business plan and growth strategy, the failure of which could adversely impact our operations.

●	We incurred significant operating losses during the years ended December 31, 2025 and December 31, 2024, and we have limited cash flow. Unless we increase revenue and cash flow or raise additional capital, we may be unable to take advantage of any acquisition opportunities that arise or expand our business, all of which could adversely impact us.
●	We will need to improve the size and capabilities of our organization, and we may experience difficulties in managing this growth.
●	We depend on key personnel who would be difficult to replace, and our business plans will likely be harmed if we lose their services or cannot hire additional qualified personnel.
●	We operate in an industry that is experiencing a shortage of qualified compliance and cybersecurity professionals. If we are unable to recruit and retain key management and technical and sales personnel, our business would be negatively affected.
●	We depend on independent contractors to provide certain services for which we do not have the expertise internally. Any compromise in the service quality may delay our business processes and cause economic loss.
●	We have acquired multiple businesses. Our growth strategy is driven by successful acquisitions and integration of additional businesses that provide comparable or complementary services.
●	Our business strategy may impose limitations in our ability to accurately forecast future revenue and operating results.
●	Our sales cycles can be long and unpredictable, and our sale efforts require considerable time and expense.
●	Because we recognize revenue from subscriptions to our solutions over the term of the subscription, downturns or upturns in new business will not be immediately reflected in our operating results.
●	Our dependence on a significant customer for a material portion of our revenue and accounts receivable exposes us to risks that could have a material adverse effect on our business, financial condition, and results of operations.
●	We provide service level commitments under some of our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide partial refunds, or our customers could be entitled to terminate their contracts and our business would suffer.
●	Our future results may be affected by various legal and regulatory proceedings and legal compliance risks, including those involving intellectual property, governmental regulations, the U.S. Foreign Corrupt Practices Act, and other anti-bribery, anti-corruption, or other matters.
●	We may be subject to risks from operating internationally.
●	Our operations in certain emerging markets expose us to political, economic and regulatory risks.
●	Adverse economic conditions in the United States may adversely impact our business and operating results.
●	We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation, or financial results.
●	The use of AI technology in our IT infrastructure could improve internal process but poses security and privacy risks.
●	Breaches of network or information technology security could have an adverse effect on our business.
●	If we fail to meet our service level obligations under our service level agreements, we may be subject to certain penalties and could lose clients.
●	The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnification.
●	We indemnify our officers and directors against liability to us and our security holders, and such indemnification could increase our operating costs.
●	Our industry is highly competitive, and there is no assurance that we will compete successfully.
●	Our success depends on our ability to protect our intellectual property and our proprietary technologies.
●	Increasingly complex cybersecurity regulations and standards may have significant impact on our business, and it may require us to substantially invest in our development capabilities to meet compliance requirements and may negatively impact our ability to offer certain services and remain profitable.
●	We may become subject to disputes, including litigation, that could negatively impact our business, profitability, and financial condition.
●	If we incur additional debt, we will be subject to restrictive covenants and debt service obligations that could negatively impact our operations.
●	The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and Nasdaq, may strain our resources, increase our costs and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.
●	The preparation of our financial statements involves use of estimates, judgments, and assumptions, and our financial statements may be materially affected if our estimates prove to be inaccurate.
●	The auditor’s opinion on our audited consolidated financial statements for the year ended December 31, 2025, included in this annual report on Form 10-K, contain an explanatory paragraph relating to our ability to continue as a going concern.

Risks Related to Our Common Stock

●	The market price of our common stock is volatile and may fluctuate in a way that is disproportionate to our operating performance.
●	Future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.

●	Provisions in our amended and restated certificate of incorporation, as amended (our ‘certificate of incorporation”), our second amended and restated by-laws (our “by-laws”) and Delaware law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.
●	Our ability to access the full amount available under the purchase agreement with B. Riley is not guaranteed, and our broad discretion over the use of any proceeds we receive may not result in improved financial performance or stockholder value.
●	The issuance and potential conversion of Series B Preferred Stock may adversely affect our common stockholders and the market price of our common stock, and our obligation to redeem shares of Series B Preferred Stock upon certain triggering events could materially harm our liquidity and financial condition.
●	FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.
●	If we issue additional shares in the future, it will result in a dilution of our existing stockholders.
●	We are eligible to be treated as an “emerging growth company,” as defined in the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
●	Our directors, a former director, a consultant, and an executive officer beneficially own a substantial majority of our outstanding capital stock and will have the ability to control our affairs.
●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.
●	We do not intend to pay dividends on our common stock.
●	Our business could be negatively impacted by stockholder activism.
●	Our share price may be volatile, and you may be unable to sell your shares.

Risks Related to Our Business and Industry

We will need to raise capital to realize our business plan and growth strategy, the failure of which could adversely impact our operations.

Our growth strategy focuses on expanding our client base and increasing consolidated revenue through strategic acquisitions and seamless integration of businesses offering complementary cybersecurity services. As of December 31, 2025, our business has not yet achieved profitability. To reach profitability and sustain long-term growth, we require adequate funding, significant revenue growth, and continued successful integration of our acquisitions. As of March 27, 2026, we maintained cash resources of approximately $1,013,225.

We plan to fund operations through a combination of available net operating cash flows and future capital raises, which may include issuing equity or other securities. This approach may result in dilution for existing stockholders. Any newly issued securities may carry rights, preferences, or privileges that differ from those of our existing common stock.

We incurred significant operating losses during the years ended December 31, 2025 and December 31, 2024, and we have limited cash flow. Unless we increase revenue and cash flow or raise additional capital, we may be unable to take advantage of any acquisition opportunities that arise or expand our business, all of which could adversely impact us.

We incurred losses from operations of $8,785,052 and $14,589,635 for the years ended December 31, 2025 and December 31, 2024, respectively, and net losses of $8,073,930 and $24,243,919 for those same periods. As of December 31, 2025, we had cash and cash equivalents of $1,695,994, current assets of $3,264,224, and current liabilities of $7,738,489, resulting in a working capital deficit of $4,474,265. Our limited cash position and working capital deficit present meaningful constraints on our ability to fund operations, pursue strategic opportunities, or respond to unanticipated adverse business developments. We cannot predict with certainty when, or whether, we will achieve sustained positive cash flow from operations or profitability. Our strategy to address these losses includes strengthening revenue and improving operational efficiencies across the business, but there can be no assurance these measures will be sufficient or successful. Our cash balance of $1,695,994 may be insufficient to fund operations for an extended period, particularly if revenue growth does not materialize as anticipated or if unexpected expenses arise. Any future financing may involve significant dilution to existing stockholders or impose restrictive covenants that limit our operational flexibility. Our constrained liquidity position could also prevent us from pursuing strategic opportunities or retaining key personnel critical to executing our business plan.

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

While we are not dependent on any one contractor, we currently rely, and for the foreseeable future will continue to rely, on certain independent organizations, advisors, and consultants to provide certain services. There can be no assurance that the services of these independent organizations, advisors, and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, some of our business activities may be delayed or terminated, and we may not be able to mitigate negative impacts or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, if at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further expand and, accordingly, may not achieve our business goals.

We have acquired multiple businesses. Our growth strategy is driven by successful acquisitions and integration of additional businesses that provide comparable or complementary services.

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

Any business acquisition creates risks such as, among others: (i) the need to integrate and manage the businesses acquired with our own business; (ii) additional demands on our resources, systems, procedures, and controls; (iii) disruption of our ongoing business; and (iv) diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (a) substantial investment of funds or financings by issuance of debt or equity securities; (b) substantial investment with respect to technology transfers and operational integration; or (c) the acquisition or disposition of lines of businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of our existing stockholders or result in the issuance of, or assumption of debt. Such acquisitions, investments, joint ventures, or other business collaborations may involve significant commitments of financial and other resources. Any such activities may not be successful in generating revenue, income, or other returns, and any resources we committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access the capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability to take advantage of growth opportunities or address risks associated with acquisitions or investments in businesses may negatively affect our operating results. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings. Future acquisitions or joint ventures may not result in their anticipated benefits and we may not be able to properly integrate acquired technologies or businesses with our existing operations or successfully combine personnel and cultures. Failure to do so could deprive us of the intended benefits of those acquisitions.

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

Our dependence on a significant customer for a material portion of our revenue and accounts receivable exposes us to risks that could have a material adverse effect on our business, financial condition, and results of operations.

For the year ended December 31, 2025, one customer accounted for approximately 10% of our total revenue as reflected in our consolidated statements of operations and comprehensive loss, and that same customer represented approximately 17% of our accounts receivable balance as of December 31, 2025. We may be unable to retain a significant customer if it determines to switch to a competitor offering lower prices or more favorable terms, elects to bring in-house the products or services we currently provide, or experiences a deterioration in its own financial condition or business operations that reduces its demand for our offerings. A significant customer may also seek to renegotiate its contractual arrangements with us on terms less favorable to us, including seeking price reductions or extended payment terms, which could adversely affect our revenue and margins. If a significant customer were acquired by, or merged with, another company, the acquiring entity may have existing vendor relationships that displace ours, further reducing or eliminating revenue from that customer. A loss of or significant reduction in business from a significant customer would likely cause an immediate and material decline in our revenue and operating results, and we may be unable to replace that revenue in a timely manner or at all given the lead time typically required to onboard new customers of comparable size. The concentration of accounts receivable from a single customer further increases our exposure to credit risk, as any failure by that customer to pay amounts owed to us could materially adversely affect our cash flow and liquidity.

Because we recognize revenue from subscriptions to our solutions over the term of the subscription, downturns or upturns in new business will not be immediately reflected in our operating results.

We recognize revenue from customer subscriptions ratably over the term of their agreement, which generally span one to three years. As a result, a significant portion of the revenue we report in any given period is derived from the recognition of deferred revenue related to agreements entered into in prior periods. This model presents the following risks:

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

Our solutions are subject to warranty claims arising from real or perceived defects or misuse by our customers or third parties. The following risks are associated with potential liability claims:

●	Product Liability and Warranty Claims: We are subject to risks of liability for errors, defects, or failures in our solutions. While we generally have limitations of liability provisions in our contracts, they may not fully shield us from claims under federal, state, or local laws, or unfavorable judicial decisions. We may also be exposed to product liability claims, especially if our solutions are found to be defective or cause harm to customers.
●	Indemnification and Legal Risks: We provide limited indemnification to customers, partners, and other third parties for losses arising from third-party intellectual property claims related to our solutions. We also offer limited liability for certain breaches of confidentiality and limited liability for breaches of our master service agreements. While we have not incurred any material costs due to such indemnification claims to date, as we continue to expand, the frequency and cost of indemnity claims may increase, leading to significant legal expenses, damages, or licensing fees. We may also be required to stop using technology found to infringe upon third-party rights, which could disrupt our business operations.
●	Intellectual Property Infringement: If we are found to be infringing on a third party’s intellectual property rights, we could face substantial damages and legal costs. Additionally, we may need to obtain licenses for certain technologies, which may not be available on favorable terms or at all. The inability to secure necessary licenses could limit our ability to deliver solutions or features to our customers and harm our competitive position.
●	Unauthorized Use of Solutions: Our solutions may be misused by customers or third parties for purposes other than what they were intended for, which could expose us to liability claims. Although we maintain insurance to mitigate certain risks, our coverage may not fully protect us from the claims asserted against us. Even unsuccessful claims could result in significant litigation costs, diversion of management resources, and reputational harm.
●	Impact of Warranty and Insurance Coverage: We offer limited warranties to some customers, which are subject to certain conditions. If our insurance providers fail to fulfill their obligations, or if we cease offering warranties, we may face significant expenses or lose customer trust. This could negatively impact our ability to attract and retain customers, and harm our business, operating results, and financial condition.

We continue to monitor and manage these risks, but there can be no assurance that our efforts will prevent material adverse impacts on our business.

Additionally, our solutions may be used by our customers and other third parties who obtain access to our solutions for purposes other than for which our solutions was intended. We maintain insurance to protect against claims associated with our products and services, but our insurance coverage may not adequately cover the claims asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our business and reputation. We have offered our customers of CHECKLIGHT® a limited financial warranty, subject to certain conditions. Any failure or refusal of our insurance providers to provide the expected insurance benefits to us after we have remediated warranty claims would cause us to incur significant expense or cause us to cease offering warranties which could damage our reputation, cause us to lose customers, expose us to liability claims by our customers, negatively impact our sales and marketing efforts, and have an adverse effect on our business, operating results, and financial condition. Further, although the terms of the warranty do not allow those customers to use warranty claim payments to fund payments to persons on the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC), list of Specially Designated Nationals and Blocked Persons or who are otherwise subject to U.S. sanctions, we cannot assure you that all of our customers will comply with our warranty terms or refrain from taking actions, in violation of our warranty and applicable law.

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

Our growth strategy includes expanding operations in emerging markets. While these markets present significant growth opportunities, they also introduce a variety of risks that could adversely affect our business and financial results. The key risks associated with our expansion in emerging markets include:

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

We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation, or financial results.

AI presents new risks and challenges that may affect our business. We have made, and expect to continue to make, investments to integrate AI and ML technology into our solutions. AI presents risks, challenges, and potentially unintended consequences that could impact our ability to effectively use AI successfully in our business. Given the nature of AI technology, we face an evolving regulatory landscape and significant competition from other companies. Our AI efforts may not be successful, and our competitors may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively, reduce demand for our products and services and adversely affect our financial results. Increased competition from other companies implementing AI more effectively or rapidly could impact customer preferences and reduce demand for our products or services. Data practices by us or others, AI governance, AI development and validation practices that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine confidence in the decisions, predictions, analysis, and effectiveness of our AI-related initiatives. In addition, vulnerabilities within our AI systems or solutions may be identified by competitors, researchers, or malicious actors before we detect or remediate them, which could result in security incidents, reputational damage, or loss of customer confidence.

The rapid evolution of AI, including potential government regulation of AI, may require significant additional resources related to AI in our solutions. Our AI-related initiatives may result in new or enhanced governmental or regulatory scrutiny, including regarding the use of AI in our solutions and the marketing of products using AI, litigation, customer reporting or documentation requirements, ethical or social concerns, or other complications The use of AI also brings ethical issues related to privacy, surveillance and consent of use, as well as potential for bias and discrimination. Any of the foregoing could adversely affect our business, reputation, or financial results.

The use of AI technology in our IT infrastructure could improve internal process but poses security and privacy risks.

The adoption of AI in internal processes presents an opportunity to bolster decision making, productivity and customer satisfaction, but the new technology poses risks. AI can be exploited by hackers and malicious actors to develop advanced cyberattacks, bypass security measures, and exploit system vulnerabilities including potentially identifying weaknesses in our systems before we become aware of or can remediate them. The use of AI involves handling large amounts of data. If the security measures around the usage of AI are insufficient, there’s risk of data breaches, leading to unauthorized access to sensitive information. Failure to comply with data protection regulations can result in legal consequences. The intellectual property risks associated with AI include uncertainties around the ownership of AI-generated works, potential infringement of existing patents and copyrights, unauthorized use of third-party data, and exposure of proprietary algorithms or trade secrets. Dependence on AI systems or AI vendors means that any downtime or outages can disrupt business operations. Usage of our confidential data to train AI models by us or our vendors could result in legal risk, especially if it involves customer data. Other risks that have been observed in AI models and documentation, include risks related to bias, discrimination, job displacements and violating human rights.

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

We have entered into service level agreements (“SLAs”) with many of our managed services clients, under which we guarantee specified levels of service availability. These arrangements require us to estimate and meet service delivery standards, including uptime and system performance, to ensure client satisfaction. The following risks are associated with the SLAs:

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

The auditor’s opinion on our audited consolidated financial statements for the year ended December 31, 2025, included in this annual report on Form 10-K, contain an explanatory paragraph relating to our ability to continue as a going concern.

The auditor’s opinion on our audited consolidated financial statements for the year ended December 31, 2025 includes an explanatory paragraph stating that our losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our operating obligations raise substantial doubt about our ability to continue as a going concern. While we are pursuing a variety of funding sources and transactions that could raise capital, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our strategic plans. Accordingly, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

We had an aggregate of 44,671,637 issued and outstanding shares of common stock as of December 31, 2025. Approximately 29,099,985 shares were held in street name. The remainder of the outstanding shares may be sold, subject to certain volume limitations, pursuant to Rule 144 or other available exemptions. Also, in the future, we may issue additional securities in connection with financings and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding stock. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Provisions in our certificate of incorporation, our by-laws, and Delaware law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our certificate of incorporation, our by-laws, and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include the ability of our Board of Directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could include the right to approve an acquisition or other change in our control or could be used to institute a rights plan, also known as a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our Board of Directors. The existence of the forgoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that an investor in our company could receive a premium for their common stock in an acquisition.

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

Our ability to access the full amount available under the purchase agreement with B. Riley is not guaranteed, and our broad discretion over the use of any proceeds we receive may not result in improved financial performance or stockholder value.

On September 24, 2025, we entered into a purchase agreement with B. Riley Principal Capital, LLC (“B. Riley”), pursuant to which we have the right to sell up to $15.0 million of our Series B Preferred Stock over an eighteen-month period. Our ability to sell shares of Series B Preferred Stock under the purchase agreement is subject to a number of conditions and limitations, and there can be no assurance that we will be able to satisfy such conditions or that such limitations will not prevent us from accessing all or a meaningful portion of the $15.0 million available. As of March 20, 2026, we have sold to B. Riley 2,396 shares of Series B Preferred Stock, or $2.3 million. If we are unable to continue accessing capital under the purchase agreement, we may be required to seek alternative financing arrangements, curtail or delay our operations, or otherwise be unable to execute our business plan, any of which could have a material adverse effect on our business, financial condition, and results of operations.

The issuance and potential conversion of Series B Preferred Stock may adversely affect our common stockholders and the market price of our common stock, and our obligation to redeem shares of Series B Preferred Stock upon certain triggering events could materially harm our liquidity and financial condition.

The Series B Preferred Stock issued under the purchase agreement to B. Riley carries rights, preferences, and privileges senior to those of our common stock, including with respect to dividends, liquidation, and other matters, which may adversely affect the rights and economic interests of our common stockholders. The ongoing potential for conversion of Series B Preferred Stock into common stock may create downward pressure on the market price of our common stock, and anti-dilution or other protective provisions associated with the Series B Preferred Stock could further dilute the holdings of existing common stockholders. Potential investors may perceive the overhang of shares issuable upon conversion as a negative factor, which could reduce demand for and depress the trading price of our common stock. Under the terms of our Series B Certificate of Designations, we are required to redeem all or a portion of the outstanding shares of Series B Preferred Stock upon the occurrence of certain triggering events, including if our common stock is delisted or suspended from Nasdaq, if the holder is prohibited from converting any portion of the Series B Preferred Stock for eighteen months following issuance due to the Exchange Cap (as defined in the purchase agreement), or if the market price of our common stock falls and remains below $0.40, the minimum conversion price, for ten consecutive trading days. Our obligation to make such redemptions could require us to use a substantial portion of our available cash or to seek additional sources of financing on potentially unfavorable terms. If we do not have sufficient cash on hand or are unable to obtain adequate financing, we may be unable to meet our redemption obligations, which could result in a default under the Series B Certificate of Designations and may have other material adverse consequences. The requirement to redeem shares of Series B Preferred Stock may also limit our ability to deploy cash for other purposes, such as funding operations, investing in our business, or pursuing strategic opportunities, and could negatively impact our financial condition, results of operations, and the market value of our common stock.

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

On January 12, 2026, we filed a certificate of amendment with the Secretary of State of the State of Delaware to amend our certificate of incorporation to increase the number of authorized shares of common stock from 300,000 to 1,300,000,000. We have also authorized the issuance of up to 50,000,000 shares of preferred stock. Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our company.

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

Our directors, a former director, a consultant and an executive officer beneficially own a substantial majority of our outstanding capital stock and will have the ability to control our affairs.

Our directors, a former director, a consultant, and an executive officer, beneficially own approximately 34.47% of our outstanding capital stock. By virtue of these holdings, they effectively control the election of the members of our Board of Directors, our management, and our affairs and may prevent us from consummating corporate transactions such as mergers, consolidations, or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

On December 30, 2025, we received a letter from the listing qualifications staff of Nasdaq providing notification that the bid price of our common stock had closed below $1.00 per share for the previous 33 consecutive business days and our common stock no longer meets the minimum bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days or until June 29, 2026, to regain compliance. To regain compliance, the closing bid price of our common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before June 29, 2026.

If we do not regain compliance with Rule 5550(a)(2) by June 29, 2026, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. In the event of such notification, we may appeal the staff’s determination to delist our securities, but there can be no assurance the staff would grant our request for continued listing.

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

In the event that we again become non-compliant with Rule 5550(a)(2) and cannot re-establish compliance within the required timeframe, or we otherwise cannot comply with the continued listing standards of Nasdaq, our common stock could be delisted from Nasdaq, which could have a material adverse effect on our financial condition, and which would cause the value of our common stock to decline. If our common stock is not eligible for listing or quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it would become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a national securities exchange.

We do not intend to pay dividends on our common stock.

We have never paid any cash dividends, and currently do not intend to pay any dividends on our common stock for the foreseeable future. We intend to retain any future earnings to the extent necessary to develop and expand our business. Payment of cash dividends, if any, will depend, among other factors, on our earnings, capital requirements, and the general operating and financial condition, and will be subject to legal limitations on the payment of dividends out of paid-in capital. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock price. This may never happen, and investors may lose all of their investment.

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

The trading price of our common stock is likely to be highly volatile and these fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our common stock were sold in our initial public offering in January 2022 at a price of $75.00 per share, the reported high and low sales prices of our common stock ranged from $0.26 to $138.15 per share through March 20, 2026. Factors that may cause the market price of our common stock to fluctuate include:

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on The Nasdaq Stock Market LLC under the symbol “CISO”.

As of March 20, 2025, there were 750 holders of record of our common stock, and the last reported sale price of our common stock on The Nasdaq Stock Market LLC on March 20, 2026 was $0.39. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the total number of beneficial owners of our common stock.

As of March 20, 2025, there was one holder of our Series B Preferred Stock.

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

Series A Preferred Stock

On August 4, 2025, we filed with the Secretary of State of the State of Delaware a Certificate of Designations, Preferences and Rights of Series A Preferred Stock of CISO Global, Inc. (the “Series A Certificate of Designations”). The Series A Certificate of Designations sets forth the rights, preferences, privileges, and restrictions of the shares of Series A Preferred Stock.

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

As a result of this transaction, for the year ended December 31, 2025, the Company recognized a gain on troubled debt restructuring of $5,296,103, which reflects the difference between the carrying value of the Exchange Notes and the estimated fair value of the Series A Preferred Stock issued.

Shares of Series A Preferred Stock are convertible into shares of our common stock at any time by our Board of Directors in accordance with the Series A Certificate of Designations. Each share of Series A Preferred Stock convert into shares of common stock, without the payment of additional consideration by the Holder, into such whole number of fully paid and non-assessable shares of common stock, as is determined by (i) multiplying the number of shares of Series A Preferred Stock to be converted by the issuance price ($1.00), (ii) adding to the result all accrued and accumulated and unpaid dividends on such shares of Series A Preferred Stock to be converted, and then (iii) dividing the result by the liquidation value (100% of the issuance price). On November 6, 2025, we converted all 9,297,894 outstanding shares of Series A Preferred Stock, together with $222,815 in accrued and unpaid dividends to 9,520,709 shares of common stock. As a result, as of March 27, 2026, there were no shares of Series A Preferred Stock outstanding.

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

On September 24, 2025, we entered a purchase agreement with B. Riley, pursuant to which we will have the right to issue and sell to B. Riley, and B. Riley must purchase from us, up to $15.0 million of shares of our newly authorized Series B Preferred Stock. Such sales of Series B Preferred Stock by us to B. Riley, if any, will be subject to certain limitations and conditions set forth in the purchase agreement, and may occur from time to time, at our sole discretion, over the 18-month period commencing September 24, 2025 and terminating on the earliest of (i) March 24, 2027, (ii) the date on which B. Riley shall have made payment of the aggregate purchase price equal to $15.0 million. In no event may we issue or sell to B. Riley under the Purchase Agreement shares of our Series B Preferred Stock that are convertible into an aggregate number of shares of common stock exceeding a customary 9.99% beneficial ownership limitation.

Shares of Series B Preferred Stock are convertible into shares of our common stock at any time by B. Riley in accordance with the Series B Certificate of Designations. The initial conversion price for the Series B Preferred Stock is determined by dividing the initial stated value of $1,000 per share (the “Stated Value”) by the applicable conversion price for the Series B Preferred Stock then being converted as of each conversion date (the “Conversion Price”). The Conversion Price equals (a) with respect to the first $500,000 of Stated Value of shares of Series B Preferred Stock being converted, the greater of (x) one hundred and five percent (105%) of the lowest volume weighted average price, as reported by Bloomberg Financial Markets, during the five (5) trading day period immediately preceding and ending on the trading day immediately preceding such conversion date and (y) the minimum conversion price (initially, $0.40), and (b) with respect to all additional shares of Series B Preferred Stock being converted thereafter, the greater of (x) ninety-five percent (95%) of the lowest volume weighted average price during the five (5) trading day period immediately preceding and ending on the trading day immediately preceding such conversion date and (y) the minimum conversion price.

During the year ended December 31, 2025, the Company issued 2,396 shares of Series B Preferred Stock to B. Riley pursuant to the Purchase Agreement for cash proceeds of $1,774,935 (net of $525,065 of offering costs). As of December 31, 2025, 315 shares of Series B Preferred Stock had been converted into 624,794 shares of common stock, with 2,081 shares remaining outstanding. For the year ended December 31, 2025, the Company recognized $699,445 of accretion of the carrying value of Series B Preferred Stock to its redemption value with a corresponding decrease to additional paid-in capital.

Additional Unregistered Sales of Equity Securities

On March 17, 2025, we issued 100,000 shares of our common stock to TraDigital Marketing Group as compensation for investor relations services provided to our company. The shares were privately placed in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On September 4, 2025, we issued 310,000 shares of our common stock to FMW Media Works LLC as compensation for marking services provided to our company. The shares were privately placed in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On September 19, 2025, we issued 72,927 shares of our common stock to the former equityholders of SB Cyber Technologies, LLC, as additional consideration pursuant to the Equity Purchase Agreement dated as of July 14, 2023. The shares were privately placed in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report and is intended to provide information necessary to understand our audited consolidated financial statements for the year ended December 31, 2025 compared to the year ended December 31, 2024 and highlight certain other information which will enhance a reader’s understanding of our financial condition, changes in financial condition, and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2025 compared to the year ended December 31, 2024. These historical consolidated financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

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

Financial Highlights

Our operating results for the year ended December 31, 2025 included the following:

●	Total current liabilities reduced by $17,217,158 to $7,738,489 as compared to December 31, 2024 of $24,955,647.
●	Total gross profit increased to $6,819,977 for the year ended December 31, 2025 as compared to $4,507,645 for the year ended December 31, 2024.
●	Reduced our loss from operations to $8,785,052 for the year ended December 31, 2025, as compared to $14,589,635 for the year ended December 31, 2024.

Results of Operations

Comparison of the Year Ended December 31, 2025, to the Year Ended December 31, 2024

Our financial results for the year ended December 31, 2025 are summarized as follows in comparison to the year ended December 31, 2024:

	For the Year Ended
	December 31, 2025	December 31, 2024	Variance

Revenue:
Security managed services	$23,773,050	$27,759,209	$(3,986,159)
Professional services	2,240,719	2,550,677	(309,958)
Cybersecurity software	592,229	440,809	151,420
Total revenue	26,605,998	30,750,695	(4,144,697)

Cost of revenue:
Security managed services	7,322,440	9,296,185	(1,973,745)
Professional services	231,154	465,952	(234,798)
Cybersecurity software	202,720	119,900	82,820
Cost of payroll	10,432,447	12,023,206	(1,590,759)
Stock-based compensation	1,597,260	4,337,807	(2,740,547)
Total cost of revenue	19,786,021	26,243,050	(6,457,029)
Total gross profit	6,819,977	4,507,645	2,312,332

Operating expenses:
Professional fees	1,650,621	1,339,010	311,611
Advertising and marketing	1,012,140	-	1,012,140
Selling, general and administrative	10,592,957	13,081,606	(2,488,649)
Stock-based compensation	2,349,311	4,676,664	(2,327,353)
Total operating expenses	15,605,029	19,097,280	(3,492,251)

Loss from operations	(8,785,052)	(14,589,635)	5,804,583

Other income (expense):
Gain on extinguishment of convertible notes, net	4,432,434	-	4,432,434
Loss on issuance of convertible notes	-	(1,022,650)	1,022,650
Change in fair value of derivative liability	5,467,610	(593,083)	6,060,693
Interest expense, net	(9,200,794)	(3,584,172)	(5,616,622)
Other income (expense)	11,872	(116,061)	127,933

Total other income (expense)	711,122	(5,315,966)	6,027,088

Loss before income taxes	$(8,073,930)	$(19,905,601)	$11,831,671

Revenue

Security managed services revenue decreased by $3,986,159, or 14%, for the year ended December 31, 2025, as compared to the year ended December 31, 2025, primarily due to loss of several higher-revenue customers, partially offset by newly acquired customers.

Professional services revenue decreased by $309,958, or 12%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to fewer customer projects.

Cybersecurity software revenue increased by $151,420, or 34%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to the initial launch of our suite of internally developed cybersecurity software products.

Expenses

Cost of Revenue

Security managed services cost of revenue decreased by $1,973,745, or 21%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to lower personnel related costs resulting from a reduction in headcount, as well as reduced costs related to the management of service vendors associated with our existing client base.

Professional services cost of revenue decreased by $234,798, or 50%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, due to decreased use of consultants.

Cybersecurity software cost of revenue increased by $82,820, or 69%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to the initial launch of our suite of internally developed cybersecurity software products.

Cost of payroll decreased by $1,590,759, or 13%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, due to headcount reductions.

Stock-based compensation decreased by $2,740,547, or 63%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to significantly lower grant date fair values on equity awards issued during the year, despite a higher number of grants. The decrease also reflects the impact of forfeitures of options by terminated employees, which reduced recognized expense.

Operating Expenses

Professional fees increased by $311,611, or 23%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, due to an increase in legal and accounting fees.

Advertising and marketing expenses increased by $1,012,140, or 100%, for the year ended December 31, 2025, as compared to December 31, 2024, due to marketing efforts initiated in 2025.

Selling, general, and administrative expenses decreased $2,488,649, or 19%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to reductions in headcount during 2024 resulting in lower costs for compensation and leases in 2025.

Stock-based compensation expenses decreased by $2,327,353, or 50%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to significantly lower grant date fair values on equity awards issued during the year, despite a higher number of grants. The decrease also reflects the impact of forfeitures of options by terminated employees, which reduced recognized expense.

Other Income (Expense)

The gain on extinguishment of convertible notes was $4,432,434 for the year ended December 31, 2025 due to the conversion of certain convertible notes into shares of our common stock and Series A Preferred Stock during 2025.

The loss on issuance of convertible notes was $1,022,650 during the year ended December 31, 2024 due to our costs associated with issuing the convertible notes exceeding the fair value of such convertible notes.

The change in fair value of derivative liability increased by $6,060,693 during the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase was primarily due to changes in significant valuation inputs—such as the market price of CISO common stock—used in estimating the fair value of the derivative liability following the issuance of the related convertible notes payable in December 2024 and January 2025, as well as the subsequent conversion of certain convertible notes into shares of our common stock in 2025. The estimated fair value of the conversion feature of the derivative liability is based on Monte Carlo simulations, a valuation model.

Interest expense increased by $5,616,622 for the year ended December 31, 2025, as compared to the year December 31, 2024, primarily due to the accretion of convertible notes payable and the amortization of debt issuance costs associated with the issuance of certain convertible notes payable during December 2024 and January 2025.

Working Capital

Our working capital as of December 31, 2025, as compared to our working capital as of December 31, 2024, is summarized as follows:

	As of
	December 31, 2025	December 31, 2024

Current assets	$3,264,224	$3,481,071
Current liabilities	7,738,489	24,955,647
Working capital deficit	$(4,474,265)	$(21,474,576)

The decrease in current assets is primarily due to the $67,272 increase in prepaid expenses and other current assets being more than offset by decreases in accounts receivable and prepaid cost of revenue of $636,460 and $263,927, respectively. Accounts receivable and prepaid cost of revenue decreased due to collection efforts and lower revenue in 2025. Prepaid expenses increased due to increased prepaid marketing expenses.

The decrease in current liabilities is primarily due to decreases in accounts payable, accrued expenses and other current liabilities, debt obligations, and the derivative liability of $5,359,450, $9,425,380, and $2,102,927, respectively. During the year ended December 31, 2025, we paid down accounts payable, accrued expenses, other current liabilities and loans payable outstanding, certain convertible notes payable were converted into shares of our common stock and Series A Preferred Stock, and the derivative liability was derecognized as a result of the conversion of the notes payable.

Cash Flows

Our cash flows for the year ended December 31, 2025, as compared to our cash flows for the year ended December 31, 2024, can be summarized as follows:

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(7,971,902)	$(3,841,706)
Net cash used in investing activities	(7,491)	(83,095)
Net cash provided by financing activities	8,682,798	3,914,162
Effect of exchange rates on cash and cash equivalents	-	(59,214)
Increase (decrease) in cash	$703,405	$(69,853)

Operating Activities

Net cash used in operating activities was $7,971,902 for the year ended December 31, 2025 and was primarily due to cash used to fund a net loss of $8,073,930, adjusted for non-cash expenses in the aggregate of $5,070,143 and additional cash decreases from changes in the levels of operating assets and liabilities in the aggregate of $4,968,115, primarily as a result of a decrease in accounts payable, accrued expenses, and other current liabilities. Net cash used in operating activities was $3,841,706 for the year ended December 31, 2024 and was primarily due to cash used to fund a net loss of $24,243,919, adjusted for non-cash expenses in the aggregate of $17,100,898 and additional cash increases from changes in the levels of operating assets and liabilities in the aggregate of $3,301,315, primarily as a result of an increase in accounts receivable, accounts payable and accrued expenses, and deferred revenue.

Investing Activities

Net cash used in investing activities were $7,491 and $83,095 for the years ended December 31, 2025 and 2024, respectively, which were due to cash paid to purchase property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $8,682,798, which was primarily due to $2,816,075 cash received from the sale of our common stock, $1,774,935 cash received from the sale of our Series B Preferred Stock, $1,949,999 from the exercise of warrants, cash received from borrowings on our convertible loans payable and line of credit (net of debt issuance costs) of $23,072,983, offset by $20,934,296 in repayments of our loans payable and line of credit.

Net cash provided by financing activities for the year ended December 31, 2024 was $3,914,162, which was primarily due to $154,947 cash received from the sale of our common stock, cash received from borrowings on our loans, line of credit, and convertible notes payable (net of debt issuance costs) of $10,984,412, offset by $7,225,197 in repayment of our loans payable and line of credit.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2025, we incurred a net loss of $8,073,930, reported cash used in operations of $7,971,902, and expect to incur further losses through the end of 2026. Further, we have a working capital deficit of $4,474,265 as of December 31, 2025. As a result, substantial doubt about our ability to continue as a going concern exists. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles. We are evaluating strategies to obtain the required additional funding for future operations. These strategies may include obtaining equity financing, issuing debt or entering into other financing arrangements, and restructuring operations to grow revenues and decrease expenses.

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

Series B Preferred Stock

On September 24, 2025, we entered into a Preferred Equity Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital I (“B. Riley”), an affiliate of B.Riley Securities, Inc. (“BRS”), pursuant to which we will have the right to issue and sell to B. Riley, and B. Riley must purchase from us, up to $15.0 million of shares of our newly authorized Series B Convertible Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”). As of the issuance of these consolidated financial statements, B. Riley has purchased $2.3 million of the $15.0 million of shares of Series B Preferred Stock. Such sales of Series B Preferred Stock by us to B. Riley, if any, will be subject to certain limitations and conditions set forth in the Purchase Agreement, and may occur from time to time, at our sole discretion, over the 18-month period commencing September 24, 2025 and terminating on the earliest of (i) March 24, 2027, (ii) the date on which B. Riley shall have made payment of the aggregate purchase price equal to $15.0 million. In no event may we issue or sell to B. Riley under the Purchase Agreement shares of our Series B Preferred Stock that are convertible into an aggregate number of shares of common stock exceeding a customary 9.99% beneficial ownership limitation.

July 2025 Prospectus

On June 26, 2025, we filed a replacement shelf registration statement on Form S-3 (that was deemed effective on July 7, 2025) (“July 2025 Prospectus”) that contains two prospectuses:

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

There can be no assurance that we will be able to obtain additional liquidity when needed or under acceptable terms, if at all. As such, we may be unable to access further equity or debt financing when needed. The ability for us to continue as a going concern is dependent upon our ability to successfully implement our strategies and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments to the carrying amounts or classification of assets, liabilities, and reported expenses that may be necessary if we are unable to continue as a going concern.

On December 30, 2025, we received a letter from the listing qualifications staff of Nasdaq providing notification that the bid price of our common stock had closed below $1.00 per share for the previous 33 consecutive business days and our common stock no longer meets the minimum bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days or until June 29, 2026, to regain compliance. To regain compliance, the closing bid price of our common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before June 29, 2026.

If we do not regain compliance with Rule 5550(a)(2) by June 29, 2026, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. In the event of such notification, we may appeal the staff’s determination to delist our securities, but there can be no assurance the Staff would grant our request for continued listing.

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

Recently Issued Accounting Pronouncements

See Note 3 to our consolidated financial statements for the years ended December 31, 2025 and 2024 included elsewhere in this Annual Report.

Critical Accounting Estimates

Fair Value Measurements

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

The automatic discounted share-settlement feature of our convertible notes issued in December 2024 was an embedded derivative requiring bifurcation accounting as (1) the feature was not clearly and closely related to the debt host and (2) the feature met the definition of a derivative under ASC 815, Derivatives and Hedging.

The bifurcated embedded features were initially recorded on the balance sheet at their fair value on the date of issuance. After the initial recognition, the fair value of the embedded derivative liability changed over time due to changes in the share price of our common stock. The change in fair value has been included in our statement of operations. The embedded derivative liability and related convertible notes payable were extinguished during the year ended December 31, 2025.

Business Combinations

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

Goodwill

Goodwill is assessed for impairment annually, or more frequently, if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. We perform our annual impairment review of goodwill at the reporting unit level. If we determine the fair value of the reporting unit’s goodwill is less than their carrying value as a result of an annual or interim test, an impairment loss is recognized and reflected in operating income or loss in the consolidated statements of operations during the period incurred. We perform our impairment assessment based on a quantitative analysis performed for our reporting unit.

We performed our annual impairment assessment of goodwill as of December 31, 2025 and concluded that no impairment of goodwill was indicated. As of December 31, 2025, we believe such assets are recoverable, however, there can be no assurance that these assets will not be impaired in future periods. Any future impairment charges could adversely impact our results of operations.

Impairment of Long-lived Assets

We review finite-lived intangible assets for impairment whenever an event occurs or circumstances change that indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset group and its eventual disposition. Should an asset group not be recoverable, an impairment loss is measured by comparing the fair value of the asset group to its carrying value. If we determine the fair value of an asset group is less than the carrying value, an impairment loss is recognized in operating income or loss in the consolidated statements of operations during the period incurred.

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

The most significant assumptions and judgments include estimating the expected option term, the expected stock price volatility and the risk-free interest rates. The assumptions used in our option pricing model represent management’s best estimates. If factors change and different assumptions are used, our equity-based compensation expense could be materially different in the future. We record forfeitures when they occur

We will continue to use judgment in evaluating the assumptions related to our equity-based awards on a prospective basis. As we continue to accumulate additional data related to our awards, we may refine our estimates, which could materially impact our future equity-based compensation expense.

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

See Note 3 to our consolidated financial statements for the years ended December 31, 2025 and 2024 included elsewhere in this Annual Report for additional information regarding revenue recognition and deferred revenue.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” nor a non-accelerated filer.

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2025, no director or officer of our company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our Directors and Executive Officers. The age of each Director and Executive Officer listed below is given as of March 20, 2026.

Name	Age	Position
David G. Jemmett	59	Chief Executive Officer and Director
Debra L. Smith	55	Chief Financial Officer
Kyle J. Young (4)	43	Interim Chief Operating Officer
Andrew K. McCain (1) (2)	63	Director
Phillip Balatsos (1) (3)	48	Director
Mohsen (Michael) Khorassani (2)(3)	60	Director
Andrew Hancox (1) (2) (3)	55	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Governance and Nominating Committee
(4)	On December 22, 2025, Kyle J. Young tendered his resignation from his position as Interim Chief Operating Officer of our company. His resignation became effective on January 2, 2026.

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

Debra L. Smith – Chief Financial Officer

Ms. Smith has served as our Chief Financial Officer since June 2021. Ms. Smith previously served as a director on our Board of Directors from May 2023 to January 2025. Ms. Smith served as our Executive Vice President of Finance and Accounting from February 2021 to June 2021. Prior to joining our company, Ms. Smith served as Executive Vice President of Finance at Arrivia Inc. from January 2020 to February 2021 and Controller, Chief Accounting Officer, and, subsequently, Chief Financial Officer at BeyondTrust from October 2016 to January 2020. Ms. Smith received a Bachelor of Science degree in Accounting, Summa Cum Laude, from DeVry University and a Master’s degree in Counseling with Honors from Argosy University.

Kyle J. Young – Interim Chief Operating Officer

Mr. Young has served as our Interim Chief Operating Officer since March 2023. Previously Mr. Young served as our Executive Vice President, Operations from January 2022 to March 2023 and as our Vice President, Operations from February 2021 to January 2022. Mr. Young served in various roles at BeyondTrust Software, a U.S.-based cybersecurity vendor, from December 2007 to February 2022, most recently serving as its Vice President, Business and Sales Operations. Mr. Young holds a bachelor’s degree in Speech Communications & Rhetoric from the University of Illinois Urbana-Champaign. On December 22, 2025, Kyle J. Young tendered his resignation from his position as Interim Chief Operating Officer of our company. His resignation became effective on January 2, 2026.

Our Directors

Mr. Jemmet is also a member of our Board of Directors and information regarding his business experience is described above under the heading “Directors, Executive Officers, and Corporate Governance – Our Executive Officers”.

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

Andrew K. McCain – Director

Mr. McCain has served as a director of our company since May 2019. He has served as the President and Chief Executive Officer for Hensley Beverage Company since January 2024, and previously served as President and Chief Operating Officer from 2014 through January 2024. He is Chairman of Hensley Employee Foundation, a board member of the Barrow Neurological Foundation, the Episcopal School of Jacksonville, and the Phoenix local organizing committee for the Women’s Final Four. He is past Chairman of the Board of the Fiesta Bowl, past Chairman of the Anheuser-Busch National Wholesaler Advisory Panel, past Chairman of the Greater Phoenix Chamber of Commerce, past board member of the Arizona Super Bowl Host Committee, past board member of the Arizona 2016 College Football Championship Local Organizing Committee, and a past board member of the 2024 Men’s Final Four local organizing committee. Mr. McCain received his Bachelor of Arts in Mathematics in 1984 and an MBA in 1986 from Vanderbilt University.

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

Director Independence

Our Board of Directors is comprised of a majority of independent directors, as “independence,” is defined by the listing standards of The Nasdaq Stock Market and by the SEC. Our Board of Directors has concluded that each of Messrs. Balatsos, Hancox, Khorassani and McCain are “independent”, having concluded that any relationship between such director and our company, in its opinion, does not interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Mr. Jemmett is an employee director.

Board Committees

Our Board of Directors has three standing committees: the Audit Committee, the Compensation Committee, and Governance and Nominating Committee.

Audit Committee

The Audit Committee of our Board of Directors was established in accordance with Rule 10A-3 promulgated under the Exchange Act. The current members of our Audit Committee are Messrs. Balatsos, Hancox, and Khorassani, with Mr. Khorassani serving as the chair. Each member of the Audit Committee meets the independence and other requirements to serve on our Audit Committee under The Nasdaq Stock Market Rules and the rules of the SEC. In addition, our Board of Directors determined that each of Messrs. Balatsos, Hancox, and Khorassani is financially literate and considered an “audit committee financial expert” as defined in the rules of the SEC.

Former directors Reid S. Holbrook and Ernest M. (Kiki) VanDeWeghe, III, served on the Audit Committee during fiscal year 2024 until their resignation in January 2025. Mr. McCain served as chair of the Audit Committee during fiscal 2025.

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

Additionally, the Audit Committee reviews related party transactions, manages complaints regarding accounting matters, and reports its findings and recommendations to the Board of Directors.

Compensation Committee

We have a standing Compensation Committee of our Board of Directors. The members of our Compensation Committee are Messrs. Balatsos, Hancox, and Khorassani, with Mr. Hancox serving as the chair. Each member of the Compensation Committee meets the independence and other requirements to serve on our Compensation Committee under The Nasdaq Stock Market Rules and the rules of the SEC.

Former directors Reid S. Holbrook and Ernest M. (Kiki) VanDeWeghe, III, served on the Compensation Committee during fiscal year 2024 until their resignation in January 2025. During fiscal 2025, Mr. McCain served on the Compensation Committee and Mr. Khorassani served as chair of the Compensation Committee.

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

Governance and Nominating Committee

We have a standing Governance and Nominating Committee of our Board of Directors. The current members of our Governance and Nominating Committee are Messrs. Balatsos, Hancox, and Khorassani, with Mr. Khorassani serving as the chair. Each of Messrs. Balatsos, Hancox and Khorassani meets the independence and other requirements to serve on our Governance and Nominating Committee under The Nasdaq Stock Market Rules and the rules of the SEC.

Former directors Reid S. Holbrook, Ret. General Robert C. Oaks, and Ernest M. (Kiki) VanDeWeghe, III, served on the Governance and Nominating Committee during fiscal year 2024 until their resignation in January 2025. Mr. Hancox served as chair of the Governance and Nominating Committee during fiscal 2025.

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

Code of Ethics

We have adopted a Code of Ethics and Business Conduct (“Code of Ethics”) that sets forth various policies and procedures to promote ethical behavior and that applies to all our directors, officers and employees. The Code of Ethics is publicly available in the Investor Resources and Corporate Governance section of our website at https://www.ciso.inc/investor-relations/code-of-ethics-and-business-conduct. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on our website.

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

Based solely on our review of such reports and certain representations from each reporting person, we believe that during 2025, the following Section 16(a) filing requirements were not satisfied on a timely basis: Form 3 filed by Mohsen Khorassani on December 30, 2025, Form 3 filed by Andrew K McCain on December 30, 2025, Form 4 filed by Andrew K McCain on December 30, 2025, Form 4 filed by David Grant Jemmet on December 30, 2025, and Form 4/A filed Debra Lou Smith on December 30, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

Fiscal 2025 Summary Compensation Table

The following table shows the total compensation paid or accrued during the years ended December 31, 2025 and 2024 to our Chief Executive Officer, and our next two most highly compensated executive officers who were serving as executive officers on December 31, 2025, (collectively, our “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)

David G. Jemmett	2025	390,394	-	-	-	-	-	900	391,294
Chief Executive Officer	2024	339,295	-	-	-	-	-	825	340,120

Debra L. Smith	2025	385,783	-	384,000	447,683	-	-	900	1,218,366
Chief Financial Officer	2024	295,255	-	-	-	-	-	825	296,080

Kyle J. Young	2025	385,783	-	384,000	447,683	-	-	900	1,218,366
Interim Chief Operating Officer (3)	2024	295,255	-	-	-	-	-	825	296,080

(1)	The amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive officer, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

(2)	The amounts in the “All Other Compensation” column consist of certain benefits provided to our NEOs, which are generally available to our similarly situated employees. For Mr. Jemmett, Ms. Smith, and Mr. Young the amounts in this column consist of a technology stipend.

(3)	Mr. Young was appointed to serve as our Interim Chief Operating Officer on March 31, 2023. On December 22, 2025, Kyle J. Young tendered his resignation from his position as Interim Chief Operating Officer of our company. His resignation became effective on January 2, 2026.

Outstanding Equity Awards as of December 31, 2025

The following table summarizes the outstanding equity awards held by each named executive officer as of December 31, 2025.

Name	Award Type	Grant Date		Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Options Expiration Date	RSUs Outstanding (#)	Vesting Date

David G. Jemmett	Restricted stock units	June 13, 2025	(4)	-	-	-	-	750,000	June 13, 2029

Debra L. Smith	Stock options	February 1, 2021	(1)	33,332	-	30.00	February 1, 2026
	Stock options	December 31, 2021	(2)	332	-	75.00	December 31, 2031
	Stock options	January 14, 2022	(1)(3)	33,333	-	45.30	January 14, 2032
	Stock options	June 13, 2025	(2)		500,000	0.96	June 13, 2035
	Restricted stock units	June 13, 2025	(4)	-	-	-	-	400,000	June 13, 2029

Kyle J. Young	Stock options	February 1, 2021	(1)(5)	33,332	-	30.00	February 1, 2026
	Stock options	December 31, 2021	(2)(5)	332	-	75.00	December 31, 2031
	Stock options	January 14, 2022	(1)(3)(5)	33,333	-	45.30	January 14, 2032
	Stock options	June 13, 2025	(2)(5)		500,000	0.96	June 13, 2035
	Restricted stock units	June 13, 2025	(4)(5)	-	-	-	-	400,000	June 13, 2029

(1)	30% of the shares underlying this option vested on the one-year anniversary of the grant date with the remainder vesting month over the subsequent 24-month period.

(2)	25% of the shares underlying this option vested on the one-year anniversary of the grant date with the remainder vesting monthly over the subsequent 36-month period.

(3)	On August 22, 2022, we repriced these option grants to reflect an exercise price equal to the fair value of our common stock. Vesting provisions of these option grant remained on the same terms as the original option grant.

(4)	On June 13, 2025, we granted an aggregate of 1,550,000 RSUs to the executive officers listed above, with a weighted-average grant date fair value of $0.96 per unit.

(5)	On December 22, 2025, Kyle J. Young voluntarily tendered his resignation from his position as Interim Chief Operating Officer of the Company, effective January 2, 2026. As of the effective date of his resignation, Mr. Young’s outstanding equity awards granted in 2021 and 2022 were fully vested and remain exercisable through their respective expiration dates. The equity award granted to Mr. Young in 2025 did not vest and was forfeited upon his resignation.

Policies and Practices Related to the Grant of Certain Equity Awards

We do not have any formal policies or practices regarding the timing of awards of options in relation to the disclosure of material nonpublic information. Our Board of Directors and Compensation Committee do not take material nonpublic information into account when determining the timing and terms of such awards, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The timing of any awards of options to executive officers in connection with new hires, promotions, or other non-routine grants is generally tied to the event giving rise to the award, such as an executive officer’s commencement of employment or promotion effective date. As a result, the timing of the award of options occurs independent of the release of any material nonpublic information. During the last fiscal year, we have not awarded options to a named executive officer in the period beginning four business days before the filing of a periodic report on Form 10-Q or annual report on Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information, and ending one business day after the filing or furnishing of such report.

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

Employment Agreements with our Named Executive Officers

David G. Jemmett

On September 30, 2019, we entered into an employment agreement with Mr. Jemmett to serve as our Chief Executive Officer (the “Jemmett Employment Agreement”). The Jemmett Employment Agreement is evergreen and can be terminated by either party. Pursuant to the Jemmett Employment Agreement, the Board of Directors approved an increase to Mr. Jemmett’s annual base salary from $250,000 to $375,000 and may be increased hereafter from time to time at the discretion of the Board of Directors. Mr. Jemmett’s base salary may be increased in accordance with our normal compensation and performance review policies. He is entitled to receive a discretionary annual bonus of up to 100% of his annual base salary, at the discretion of our Board of Directors, based on performance and our objectives. Subject to approval by our Board of Directors, Mr. Jemmett is entitled to stock options under our 2019 Equity Incentive Plan. The stock options will vest at 33% on the one-year anniversary of the Jemmett Employment Agreement and the remaining 66% of the options will vest monthly over the next 12 months. As of December 31, 2025, the Board of Directors approved and granted 750,000 restricted stock units to Mr. Jemmett. On December 31, 2024, $34,142 of base salary was accrued and unpaid to Mr. Jemmett. As of December 31, 2025, there was no accrued or unpaid base salary. Mr. Jemmett is also eligible to participate in our standard benefit plans.

Debra L. Smith

On December 31, 2020, we entered into an employment agreement with Ms. Smith to serve as our Executive Vice President of Finance, effective as of February 1, 2021 (the “Smith Employment Agreement”). Pursuant to the Smith Employment Agreement, the Board of Directors approved an increase to Ms. Smith’s annual base salary from $200,000 to $350,000 and may be increased hereafter from time to time at the discretion of the Board of Directors. Ms. Smith also earns a guaranteed bonus of $60,000 to be paid quarterly, and an additional $60,000 at the end of each fiscal year at the discretion of our Board of Directors. As of December 31, 2025, the Board of Directors approved and granted 500,000 stock options and 400,000 restricted stock units to Ms. Smith. On December 31, 2024, $53,285 of base salary was accrued and unpaid to Ms. Smith. As of December 31, 2025, there was no accrued or unpaid base salary. Ms. Smith is also eligible to participate in our standard benefit plans. On June 18, 2021, we appointed Ms. Smith to serve as Chief Financial Officer. The terms of the original Smith Employment Agreement remained in force.

Kyle J. Young

On March 31, 2023, we entered into an employment agreement with Mr. Young to serve as our Chief Operating Officer (the “Young Employment Agreement”). The Young Employment Agreement was evergreen and could be terminated by either party. Pursuant to the Young Employment Agreement, the Board of Directors approved an increase to Mr. Young’s annual base salary from $200,000 to $350,000, and an annual bonus between 20% and 100% of base annual salary at the discretion of our Board of Directors. As of December 31, 2025, the Board of Directors approved and granted 500,000 stock options and 400,000 restricted stock units to Mr. Young. On December 31, 2024, $53,285 of base salary was accrued and unpaid to Mr. Young. As of December 31, 2025, there was no accrued or unpaid base salary. Mr. Young is also eligible to participate in our standard benefit plans. On December 22, 2025, Kyle J. Young tendered his resignation from his position as Interim Chief Operating Officer of our company. His resignation became effective on January 2, 2026.

Director Compensation

The following table sets forth for each non-employee director certain information concerning their compensation for the year ended December 31, 2025:

Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)	Option Awards ($) (2) (3)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Phillip Balatsos	-	-	119,593	-	-	-	119,593
Andrew Hancox	-	-	119,593	-	-	-	119,593
Mohsen Khorassani	-	-	119,593	-	-	-	119,593
Andrew K. McCain	-	-	239,187	-	-	-	239,187

Notes:

(1)	The compensation of our Chief Executive Officer, David G. Jemmett, has been omitted from this table because he received no special compensation for serving on our Board of Directors.
(2)	All directors receive reimbursement for reasonable out-of-pocket expenses in attending Board meetings and for participating in our business.
(3)	The amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 11 to our consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 20, 2026 for (a) the named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 20, 2026 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 45,313,337 shares of common stock outstanding on March 20, 2026.

Security Ownership of Certain Beneficial Holders

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent
Hensley & Company	6,528,666	(2)	14.41%
Jemmett Enterprises, LLC	4,429,000	(3)	9.77%
J C Associates, Inc	3,238,712	(4)	7.15%

Security Ownership of Directors and Executive Officers

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent
David G. Jemmett	4,629,001	(5)	10.22%
Debra L. Smith	66,997	(6)	*
Kyle J. Young	66,997	(6)	*
Phillip Balatsos	—		—
Andrew Hancox	—		—
Mohsen (Michael) Khorassani	—		—
Andrew K. McCain	6,567,000	(7)	14.49%
Directors & Executive Officers as a Group (7 persons)	11,329,995	(8)	24.71%

Notes:

*	Less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise indicated, the address of record is c/o CISO Global, Inc., 6900 E. Camelback Road, Suite 900, Scottsdale, Arizona 85251.

(2)	This information is based on Schedule 13D filed with the SEC on December 31, 2025. Hensley & Co. reported sole voting and dispositive power with respect to 6,528,666 shares of common stock. Hensley & Co.’s principal address is 4201 N. 45th Street, Phoenix, AZ 85031.

(3)	Mr. Jemmett is the managing member of Jemmett Enterprises, LLC and has voting and dispositive power over such shares.

(4)	This information is based on Schedule 13G, Amendment No.1, filed with the SEC on December 29, 2025. J C Associates, Inc. reported aggregate beneficial ownership of 3,238,712 shares of common stock, with sole voting and dispositive power with respect to 3,192,044 shares, and shared voting and dispositive power with respect to 3,238,712 shares of common stock. J C Associates, Inc.’s principal address is 8111 Preston Road, Ste 420 Dallas, TX 75225.

(5)	Consists of (i) 4,429,000 shares held by Jemmett Enterprises, LLC, of which Mr. Jemmett is the managing member and has voting and dispositive power over such shares; (ii) 133,334 shares held by Xander LLC, of which Mr. Jemmett and his wife are the sole members and have voting and dispositive power over such shares; and (iii) 66,667 shares held by Dana Borgman Trust.

(6)	Consists of 66,997 shares issuable upon exercise of options exercisable within 60 days after March 20, 2026.

(7)	Consists of (i) 25,001 shares held indirectly as executor of the Andrew and Lucy McCain Family Trust, for which Mr. McCain has voting and dispositive power; (ii) 6,528,666 shares held by Hensley & Company, for which Mr. McCain has voting and dispositive power; and (iii) 13,333 shares issuable upon the exercise of options exercisable within 60 days after March 20, 2026. Director Andrew K. McCain is President of Hensley & Co. but disclaims beneficial ownership of the shares owned by Hensley & Co.

(8)	Includes 147,327 shares issuable upon the exercise of stock options.

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our equity compensation plans as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,189,714	$30.69	735,841

Equity compensation plans not approved by security holders	—	—	—

Total	1,189,714	$30.69	735,841

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, during the year ended December 31, 2025, there were no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

In July 2023, we entered into an Independent Consulting Agreement with Mr. Scott, as amended in June 2024, to provide, on a non-exclusive basis, advisory and consulting services relating to our strategic and business development, intellectual property development, banking relationships, and strategic mergers and acquisitions for a period of one year. Mr. Scott will receive a consulting fee of $15,000 per month for such services under the terms of this agreement. During the year ended December 31, 2024, we paid consulting fees to Mr. Scott in the amounts of $180,000. After the first quarter of 2025, Mr. Scott was no longer considered a related party of our company.

Managed Services Agreement with Hensley Beverage Company

In July 2021, we entered into a 1-year Managed Services Agreement with Hensley Beverage Company to provide secured managed services. We also may be engaged by Hensley Beverage Company from time to time to provide other related services outside the scope of the Managed Services Agreement. While the agreement provided for an original term through December 31, 2021, the agreement will continue until terminated by either party. For years ended December 31, 2025 and 2024, we received $1,019,567 and $2,283,995, respectively, from Hensley Beverage Company for contracted services, and had an outstanding receivable balance of $125,215 and $0 as of December 31, 2025 and 2024, respectively. Andy McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company, the parent company of Hensley Beverage Company.

Convertible Note Payable with Hensley Beverage Company

In March 2023, we issued an unsecured convertible note to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest was due on March 20, 2025. On March 25, 2025, we entered into Amendment #1 to this convertible note, which extended the maturity date of the convertible note to March 20, 2026. At any time prior to or on the maturity date, Hensley & Company was permitted to convert all or any portion of the outstanding principal amount and all accrued and unpaid interest thereon into shares of our common stock at a conversion price of $18.00 per share. During the years ended December 31, 2025 and 2024, we recorded interest expense of $291,666 and $500,000, respectively, and as of December 31, 2025 and 2024, we had accrued interest of $0 and $888,888, respectively. On August 5, 2025, the principal amount of $5,000,000 together with $1,180,554 of accrued and unpaid interest payable under the convertible note were converted into Series A Preferred Stock and the convertible note was fully extinguished. On November 6, 2025, we converted all outstanding shares of Series A Preferred Stock held by Hensley & Company, together with $148,111 in accrued and unpaid dividends to 6,328,665 shares of common stock. Refer to Note 10, “Stockholders’ Equity and Temporary Equity,” and Note 13, “Debt,” for further discussion. Andy McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company.

Director Independence

See “Directors, Executive Officers and Corporate Governance – Director Independence” and “Directors, Executive Officers and Corporate Governance – Board Committees” in Item 10 above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee has appointed Semple, Marchal & Cooper, LLP (“SMC”) to audit the consolidated financial statements of our company for the fiscal year ending December 31, 2025. The following table sets forth the fees billed to our company for professional services rendered by SMC for the years ended December 31, 2025 and 2024:

Services	2025	2024
Audit fees (1)	$583,561	$506,078
Audit-related fees (2)	12,138	30,571
Tax fees (3)	50,490	90,600
Total fees	$646,189	$627,249

(1)	Audit fees consisted of billing for professional services normally provided in connection with statutory and regulatory filings, including (i) fees associated with the audits of our financial statements for the years ended December 31, 2025 and 2024 and, (ii) fees associated with quarterly reviews for the quarters ended March 31, 2025 and 2024, June 30, 2025 and 2024, and September 30, 2025 and 2024.

(2)	Audit related fees consisted of billings for professional services for reviews of our periodic filings under form 10-K and 10-Q and employee benefit plan audit for the years ended December 31, 2025 and 2024.

(3)	Tax fees consisted primarily of tax related advisory and preparation services.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of the report:

(1)	For a list of the financial statements included herein, see the index to the financial statements beginning on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(2)	Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(b)	Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Agreement for the Purchase and Sale of Limited Liability Company Interests of GenResults, LLC dated April 12, 2019	10-12G	10.1	10/2/2019
2.2**	Agreement and Plan of Merger by and among the Registrant, TalaTek, LLC, TalaTek Merger Sub and Baan Alsinawi dated September 23, 2019	10-12G	2.2	10/2/2019
2.3	Stock Purchase Agreement by and among the Registrant, Technologyville, Inc. and Brian Yelm dated May 25, 2020	8-K	10.1	5/29/2020
2.4	Share Purchase Agreement among the Registrant, Clear Skies Security, LLC and all of its Members dated July 31, 2020	8-K	10.1	8/6/2020
2.5**	Agreement and Plan of Merger by and among the Registrant, Alpine Merger Sub, LLC, Alpine Security, LLC and Christian Espinosa dated December 16, 2020	8-K	10.1	12/21/2020
2.6**	Amended and Restated Agreement and Plan of Merger by and among the Registrant, Catapult Acquisition Merger Sub, LLC, Catapult Acquisition Corporation, the shareholders of Catapult Acquisition Corporation and Darek Hahn dated July 26, 2021	8-K	10.1	08/02/2021
2.7**	Stock Purchase Agreement by and among the Registrant, Atlantic Technology Systems, Inc., Atlantic Technology Enterprises, Inc., and James Montagne and Miriam Montagne as sole shareholders, dated October 1, 2021	8-K	10.1	10/07/2021
2.8**	Agreement and Plan of Merger by and among the Registrant, RED74 Merger Sub, LLC, RED74 LLC, Ticato Holdings, Inc. and Tim Coleman dated October 8, 2021	8-K	10.1	11/15/2021
2.9**	Stock Purchase Agreement by and among the Registrant, Southford Equities, Inc., a British Virgin Islands based company and David Esteban Alfaro Medina, Roberto Andrés Arriagada Poblete and Camilo Orlando Garrido Briones dated December 1, 2021	8-K	10.1	12/06/2021
2.10	Stock Purchase Agreement among the Registrant and certain shareholders of True Digital Security Inc. dated January 5, 2022	8-K	10.1	01/06/2022
2.11**	Agreement and Plan of Merger among the Registrant and certain shareholders of True Digital Security Inc. dated January 5, 2022	8-K	10.2	01/06/2022
2.12	Stock Purchase Agreement by and among the Registrant and Southford Equities, Inc., David Esteban Alfaro Medina, Roberto Andrés Arriagada Poblete, Camilo Orlando Garrido Briones, dated July 1, 2024	8-K	10.1	07/05/2024

2.13	Stock Purchase Agreement by and among the Registrant and CT Group, LP, Alejandro Torchio, Datadeck, LP, Diego Cabai, Woodface, LP, Rodrigo Astorga. VMT Technologies, LP, José Williams Torres Valenzuela, Quijote Ventures, LP, Lucio Quijano, dated July 1, 2024.	8-K	10.2	07/05/2024
2.14	Stock Purchase Agreement by and among the Registrant and Itada Equities, Inc., Lilian Andre Espinosa Villarroel, Lorenzo Espinoza Labra, dated July 1, 2024	8-K	10.3	07/05/2024
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	08/15/2022
3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	04/10/2023
3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	03/07/2024
3.1(c)	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	3.1	1/16/2026
3.1(d)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of the Registrant	8-K	3.1	08/05/2025
3.1(e)	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of the Registrant	8-K	3.1	09/29/2025
3.2	Second Amended and Restated By-laws of the Registrant	8-K	3.1	10/10/2023
4.1	Form of Common Stock Certificate of the Registrant	10-K	4.1	03/30/2020
4.2	Description of Securities Registered under Section 12 of the Exchange Act	10-K	4.2	04/16/2024
4.3	Form of Underwriter Warrant	S-1	4.3	12/14/2021
4.4	Form of Placement Agent Warrant	8-K	4.1	05/17/2023
10.1#	2019 Equity Incentive Plan, as amended	10-Q	10.3	08/15/2022
10.2#	Form of Stock Option Agreement	10-K	10.3	04/15/2022
10.3#	Employment Agreement between the Registrant and David G. Jemmett dated September 30, 2019	10-12G	10.2	010/2/2019
10.4#	Employment Agreement by and between Debra L. Smith and the Registrant dated December 31, 2020	10-K	10.10	04/15/2022
10.5#	Employment Agreement by and between Kyle J. Young and the Registrant dated March 30, 2023	10-K	10.7	03/31/2023
10.6	Form of Lockup Agreement	S-1/A	10.14	01/07/2022
10.7	Purchase Agreement, dated March 20, 2023, by and between the Registrant and Hensley & Company dba Hensley Beverage Company	8-K	10.1	03/20/2023
10.7(a)*	Amendment Number One to Purchase Agreement and the Note dated March 20, 2023, by and between the Registrant and Hensley & Company dba Hensley Beverage Company
10.8	10% Unsecured Convertible Note by the Registrant payable to Hensley & Company, dated March 20, 2023	8-K	10.2	03/20/2023
10.9	Placement Agency Agreement, dated May 16, 2023, by and between the Registrant and each Purchaser thereto	8-K	10.2	05/17/2023
10.10	Form of Securities Purchase Agreement, dated May 16, 2023, by and between the Registrant and each Purchasers thereto	8-K	10.1	05/17/2023
10.11	Form of Intellectual Property Buy-Back Purchase Agreement	8-K	10.1	12/04/2024
10.12	Form of Promissory Note	8-K	10.2	12/04/2024
10.13	Form of Convertible Note by the Registrant and payable to Target Capital 14, LLC.	8-K	10.2	12/16/2024

10.14	Form of Common Stock Purchase Warrant by the Registrant and Target Capital 14, LLC.	8-K	10.4	12/16/2024
10.15	Form of Registration Rights Agreement dated December 10, 2024, by and between the Registrant and Purchasers thereto	8-K	10.6	12/16/2024
10.16	Placement Agency Agreement dated December 10, 2024, by and between the Registrant and each Purchaser thereto	8-K	10.7	12/16/2024
10.17	Securities Purchase Agreement dated December 10, 2024, between Registrant and the Purchasers thereto	8-K	10.1	12/16/2024
10.18	Exchange Agreement, dated August 4, 2025, by and between the Registrant and Hensley & Company, d/b/a Hensley Beverage Company	8-K	10.1	08/05/2025
10.19	Exchange Agreement, dated August 4, 2025, by and between the Registrant and J C Associates, Inc.	8-K	10.2	08/05/2025
10.20	Preferred Equity Purchase Agreement, dated September 24, 2025, by and between the Registrant and B. Riley Principal Capital I	8-K	10.1	09/29/2025
10.21#	2023 Equity Incentive Plan, as amended	8-K	10.1	12/16/2025
10.22	Placement Agency Agreement, dated May 16, 2023, by and between the Registrant and each Purchaser thereto	8-K	10.2	05/17/2023
10.23	Form of Securities Purchase Agreement, dated May 16, 2023, by and between the Registrant and each Purchasers thereto	8-K	10.1	05/17/2023
10.24	Form of Intellectual Property Buy-Back Purchase Agreement	8-K	10.1	12/04/2024
10.25	Form of Promissory Note	8-K	10.2	12/04/2024
10.26	Form of Convertible Note by the Registrant and payable to Target Capital 14, LLC.	8-K	10.2	12/16/2024
10.27	Form of Convertible Note by the Registrant and payable to Secure Net Capital, LLC.	8-K	10.3	12/16/2024
10.28	Form of Common Stock Purchase Warrant by the Registrant and Target Capital 14, LLC.	8-K	10.4	12/16/2024
10.29	Form of Common Stock Purchase Warrant by the Registrant and Secure Net Capital, LLC.	8-K	10.5	12/16/2024
10.30	Form of Registration Rights Agreement dated December 10, 2024, by and between the Registrant and Purchasers thereto	8-K	10.6	12/16/2024
10.31	Placement Agency Agreement dated December 10, 2024, by and between the Registrant and each Purchaser thereto	8-K	10.7	12/16/2024
10.32	Securities Purchase Agreement dated December 10, 2024, between Registrant and the Purchasers thereto	8-K	10.1	12/16/2024
19.1*	CISO Global, Inc. Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Semple, Marchal & Cooper LLP
23.2*	Consent of Baker Tilly Chile Ltda.
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
97.1	CISO Global, Inc. Executive Officer Incentive Compensation Recovery Policy	10-K	97.1	04/16/2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

*Filed/furnished herewith.

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

CISO GLOBAL, INC.

By:	/s/ David G. Jemmett
Name:	David G. Jemmett
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	March 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David G. Jemmett
Name:	David G. Jemmett
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	March 27, 2026

By:	/s/ Debra L. Smith
Name:	Debra L. Smith
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	March 27, 2026

By:	/s/ Andrew K. McCain
Name:	Andrew K. McCain
Title:	Director
Date:	March 27, 2026

By:	/s/ Phillip Balatsos
Name:	Phillip Balatsos
Title:	Director
Date:	March 27, 2026

By:	/s/ Mohsen (Michael) Khorassani
Name:	Mohsen (Michael) Khorassani
Title:	Director
Date:	March 27, 2026

By:	/s/ Andrew Hancox
Name:	Andrew Hancox
Title:	Director
Date:	March 27, 2026

CISO GLOBAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2025 AND 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

CISO Global, Inc. and Subsidiaries

Scottsdale, Arizona

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CISO Global, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2025 and 2024, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the combined financial statements of the Company’s wholly-owned “South American Subsidiaries,” which include the consolidated statements of operations, stockholders’ equity, and cash flows of Arkavia Networks SpA. and its wholly-owned subsidiaries Arkavia Networks Limitada and Arkavia Networks, for the 6 months ended July 1, 2024 (the date of disposition); the combined statements of operations, stockholders’ equity, and cash flows of Servicios Informaticos CUATROi, S.P.A., Comercializadora CUATROi S.P.A., CUATROi Peru S.A.C., and CUATROi S.A.S. (entities under common ownership and management) for the 6 months ended July 1, 2024 (the date of disposition); and the combined statements of operations, stockholders’ equity, and cash flows of NLT Networks, S.P.A., NLT Tecnologias, Limitada, NLT Servicios Profesionales, S.P.A. and White and Blue Solutions, LLC (entities under common ownership and management) for the 6 months ended July 1, 2024 (the date of disposition); and the related notes (collectively “combined financial statements”). The combined financial statements of the South American Subsidiaries reflect total revenues of $8.4 million for the 6 months ended July 1, 2024 (the date of disposition). Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the South American Subsidiaries, is based solely on the report of the other auditors.

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

Phoenix, Arizona

March 27, 2026

CISO GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS

Current Assets:
Cash and cash equivalents	$1,695,994	$992,589
Accounts receivable, net of allowance for credit losses of $60,551 and $124,434 at December 31, 2025 and 2024, respectively	1,201,061	1,837,521
Prepaid cost of revenue	70,216	334,143
Prepaid expenses and other current assets	204,997	137,725
Contract assets	91,956	179,093
Total Current Assets	3,264,224	3,481,071

Property and equipment, net	450,104	730,511
Operating lease right-of-use assets, net	370,345	537,173
Intangible assets, net	881,075	1,802,214
Goodwill	19,900,550	19,900,550
Prepaid cost of revenue, net of current portion	29,989	73,021
Other assets	131,966	129,916

Total Assets	$25,028,253	$26,654,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,682,762	$6,109,150
Accrued expenses and other current liabilities	1,592,874	3,525,936
Deferred revenue	1,024,725	1,365,315
Lease liabilities	181,478	170,289
Loans payable	83,983	2,674,090
Line of credit	2,172,667	1,957,938
Derivative liability	-	2,102,927
Convertible notes payable	-	2,050,002
Convertible notes payable, related party	-	5,000,000
Total Current Liabilities	7,738,489	24,955,647

Deferred revenue, net of current portion	33,673	84,403
Loans payable, net of current portion	3,605	37,272
Lease liabilities, net of current portion	260,572	428,070

Total Liabilities	8,036,339	25,505,392

Commitments and Contingencies (Note 12)

Temporary Equity: Series B Preferred Stock; 2,396 and 0 shares issued at December 31, 2025 and 2024, respectively; 2,081 and 0 shares outstanding at December 31, 2025 and 2024, respectively	2,171,980	-

Stockholders’ Equity:
Common Stock, $.00001 par value; 300,000,000 shares authorized; 45,173,774 and 12,324,003 shares issued at December 31, 2025 and 2024, respectively; 44,671,637 and 11,821,866 outstanding at December 31, 2025 and 2024, respectively	451	123
Preferred Stock, $.00001 par value; 50,000,000 shares authorized: Series A Preferred Stock, 0 shares issued and outstanding at December 31, 2025 and 2024, respectively	-	-
Additional paid-in capital	205,462,426	183,707,063
Treasury stock, at cost (502,137 shares)	(290,737)	(290,737)
Accumulated other comprehensive loss	(10,689)	(4,779)
Accumulated deficit	(190,341,517)	(182,262,606)
Total Stockholders’ Equity	14,819,934	1,149,064

Total Liabilities and Stockholders’ Equity	$25,028,253	$26,654,456

The accompanying notes are an integral part of these consolidated financial statements.

CISO GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended
	December 31, 2025	December 31, 2024

Revenue:
Security managed services	$23,773,050	$27,759,209
Professional services	2,240,719	2,550,677
Cybersecurity software	592,229	440,809
Total revenue	26,605,998	30,750,695

Cost of revenue:
Security managed services	7,322,440	9,296,185
Professional services	231,154	465,952
Cybersecurity software	202,720	119,900
Cost of payroll	10,432,447	12,023,206
Stock-based compensation	1,597,260	4,337,807
Total cost of revenue	19,786,021	26,243,050
Total gross profit	6,819,977	4,507,645

Operating expenses:
Professional fees	1,650,621	1,339,010
Advertising and marketing	1,012,140	-
Selling, general and administrative	10,592,957	13,081,606
Stock-based compensation	2,349,311	4,676,664
Total operating expenses	15,605,029	19,097,280

Loss from operations	(8,785,052)	(14,589,635)

Gain on extinguishment of convertible notes, net	4,432,434	-
Loss on issuance of convertible notes	-	(1,022,650)
Change in fair value of derivative liability	5,467,610	(593,083)
Interest expense, net	(9,200,794)	(3,584,172)
Other income (expense)	11,872	(116,061)
Total other income (expense)	711,122	(5,315,966)

Loss from continuing operations before income taxes	(8,073,930)	(19,905,601)
Benefit from income taxes	-	-
Loss from continuing operations	(8,073,930)	(19,905,601)
Loss from discontinued operations, net of income taxes(1)	-	(4,338,318)
Net loss	$(8,073,930)	$(24,243,919)

Basic net loss per common share:
Continuing operations	$(0.30)	$(1.67)
Discontinued operations	-	(0.36)
Net loss per share	$(0.30)	$(2.03)

Diluted net loss per common share:
Continuing operations	$(0.42)	$(1.67)
Discontinued operations	-	(0.36)
Net loss per share	$(0.42)	$(2.03)

Weighted-average shares used in computing net loss per share:
Basic	30,052,254	11,956,137
Diluted	30,591,785	11,956,137

Other comprehensive loss:
Foreign currency translation adjustments	$(5,910)	$(4,779)
Other comprehensive loss	(5,910)	(4,779)
Comprehensive loss	$(8,079,840)	$(24,248,698)

(1)	Includes recognized loss on disposal of $3,189,232.

The accompanying notes are an integral part of these consolidated financial statements.

CISO GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY

	Temporary Equity		Permanent Equity
										Accumulated
	Series B Preferred Stock		Common Stock		Series A Preferred Stock		Treasury Stock		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2025	-	$-	12,324,003	$123	-	$-	(502,137)	$(290,737)	$183,707,063	$(4,779)	$(182,262,606)	$1,149,064

Stock-based compensation - stock options	-	-	-	-	-	-	-	-	3,507,656	-	-	3,507,656
Issuance of common stock for services	-	-	482,927	5	-	-	-	-	438,910	-	-	438,915
Issuance of common stock	-	-	5,046,302	50	-	-	-	-	2,816,025	-	-	2,816,075
Issuance of Series B Preferred Stock, net of offering costs	2,396	1,774,935	-	-	-	-			-	-	-	-
Conversion of convertible notes into common stock	-	-	15,151,706	152	-	-	-	-	8,988,517	-	-	8,988,669
Conversion of convertible notes into Series A Preferred Stock	-	-	-	-	9,297,894	93	-	-	4,001,698	-	-	4,001,791
Conversion of Series A Preferred Stock to common stock	-	-	9,520,709	95	(9,297,894)	(93)			(2)	-	-	-
Conversion of Series B Preferred Stock to common stock	(315)	(302,400)	624,794	6	-	-			302,394	-	-	302,400
Accretion of Series B Preferred Stock to redemption value	-	699,445	-	-	-	-			(699,445)	-	-	(699,445)
Issuance of warrants	-	-	-	-	-	-	-	-	441,548	-	-	441,548
Exercise of warrants	-	-	2,018,333	20	-	-	-	-	1,954,960	-	(4,981)	1,949,999
Exercise of stock options	-	-	5,000	-	-	-	-	-	3,102	-	-	3,102
Other comprehensive income	-	-	-	-	-	-	-	-	-	(5,910)	-	(5,910)
Net loss	-	-	-	-	-	-	-	-	-	-	(8,073,930)	(8,073,930)
Balance at December 31, 2025	2,081	$2,171,980	45,173,774	$451	-	$-	(502,137)	$(290,737)	$205,462,426	$(10,689)	$(190,341,517)	$14,819,934

	Temporary Equity		Permanent Equity
										Accumulated
	Series B Preferred Stock		Common Stock		Series A Preferred Stock		Treasury Stock		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2024	-	$-	11,949,959	$119	-	$-	-	$-	$172,837,842	$1,320,177	$(158,018,687)	$16,139,451

Stock based compensation - stock options	-	-	-	-	-	-	-	-	8,956,571	-	-	8,956,571
Issuance of common stock for services	-	-	100,000	1	-	-	-	-	57,899	-	-	57,900
Issuance of common stock	-	-	126,688	2	-	-	-	-	154,945	-	-	154,947
Stock issued as lending discount	-	-	100,000	1	-	-	-	-	121,999	-	-	122,000
Stock adjustment after reverse stock split	-	-	47,356	-	-	-	-	-	-	-	-	-
Relative fair value of warrants issued with convertible notes	-	-	-	-	-	-	-	-	1,249,118	-	-	1,249,118
Warrants issued to convertible notes placement agent	-	-	-	-	-	-	-	-	328,689	-	-	328,689
Repurchase of treasury stock related to disposition of assets	-	-	-	-	-	-	(502,137)	(290,737)	-	-	-	(290,737)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(4,779)	-	(4,779)
Reclassification of foreign currency translation to net loss	-	-	-	-	-	-	-	-	-	(1,320,177)	-	(1,320,177)
Net loss	-	-	-	-	-	-	-	-	-	-	(24,243,919)	(24,243,919)
Balance at December 31, 2024	-	$-	12,324,003	$123	-	$-	(502,137)	$(290,737)	$183,707,063	$(4,779)	$(182,262,606)	$1,149,064

The accompanying notes are an integral part of these consolidated financial statements.

CISO GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2025	December 31, 2024
Cash flows from operating activities:
Net loss	$(8,073,930)	$(24,243,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation - stock options	3,507,656	8,956,571
Stock-based compensation - stock issued for services	438,915	57,900
Non-cash interest expense	9,601,032	364,721
Depreciation and amortization	1,207,286	2,420,602
Non-cash operating lease costs	166,828	285,270
Bad debt expense	46,719	93,803
Loss on assets held for sale	-	3,189,232
Change in fair value of derivative liability	(5,467,610)	593,083
Gain on extinguishment of convertible notes, net	(4,432,434)	-
Loss on issuance of convertible notes	-	1,022,650
Other	1,751	117,066
Changes in operating assets and liabilities:
Accounts receivable	589,741	2,329,341
Inventory	-	161,586
Contract assets	87,137	18,563
Prepaid expenses and other assets	237,637	72,234
Accounts payable	(3,401,939)	(179,237)
Accrued expenses and other current liabilities	(1,933,062)	784,761
Lease liabilities	(156,309)	(277,505)
Deferred revenue	(391,320)	391,572
Net cash used in operating activities	(7,971,902)	(3,841,706)

Cash flows from investing activities:
Purchases of property and equipment	(7,491)	(83,095)
Net cash used in investing activities	(7,491)	(83,095)

Cash flows from financing activities:
Proceeds from sales of common stock, net of offering costs	2,816,075	154,947
Proceeds from stock option exercises	3,102	-
Proceeds from issuance of Series B Preferred Stock, net of offering costs	1,774,935	-
Proceeds from exercises of warrants	1,949,999	-
Proceeds from loans payable	-	6,073,823
Proceeds from convertible notes payable	4,000,000	2,500,000
Proceeds from line of credit	19,481,625	2,989,589
Payments on line of credit	(19,266,896)	(1,067,713)
Payments on loans payable	(1,667,400)	(6,157,484)
Payments on convertible notes payable	-	-
Payments of debt issuance costs	(408,642)	(579,000)
Net cash provided by financing activities	8,682,798	3,914,162

Effect of exchange rates on cash and cash equivalents	-	(59,214)

Net increase (decrease) in cash and cash equivalents	703,405	(69,853)

Cash and cash equivalents - beginning of the period	992,589	1,062,442

Cash and cash equivalents - end of the period	$1,695,994	$992,589

Supplemental cash flow information:
Cash paid for:
Interest	$817,381	$2,722,007
Income taxes	$-	$-
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for operating lease liabilities	$-	$60,215
Common stock issued as a lending discount	$-	$122,000
Common stock issued in exchange for services	$438,915	$-
Debt conversion to equity - common stock	$8,988,669	$-
Debt conversion to equity - Series A Preferred Stock	$4,001,698	$-
Conversion of Series A Preferred Stock to common stock	$4,001,696	$-
Conversion of Series B Preferred Stock to common stock	$302,400	$-
Accretion of Series B Preferred Stock to redemption value	$699,445	$-

The accompanying notes are an integral part of these consolidated financial statements.

CISO GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Unless otherwise indicated or the context requires otherwise, the terms ““we,” “us,” “our,” and “the Company” refer to CISO Global, Inc., a Delaware corporation (“CISO Global”), and our wholly owned subsidiaries. All dollar amounts are expressed in United States dollars.

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

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, due to losses incurred, historical cash used in operations and the existence of a working capital deficit, substantial doubt about our ability to continue as a going concern exists. The Company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles. We are evaluating strategies to obtain the required additional funding for future operations. These strategies may include obtaining equity financing, issuing debt or entering into other financing arrangements, and restructuring operations to grow revenues and decrease expenses.

On August 4, 2025, we entered into Exchange Agreements (each, an “Exchange Agreement,” and collectively, the “Exchange Agreements”) with each of Hensley & Company, d/b/a Hensley Beverage Company (“Hensley”), an entity affiliated with Andrew K. McCain, a director of the Company, and JC Associates, Inc. (“J C Associates,” and collectively with Hensley, the “Holders”). Pursuant to the Exchange Agreements, the Holders exchange certain outstanding convertible notes payable with aggregate principal and accrued interest of approximately $9,297,894 (collectively, the “Exchange Notes”) for an aggregate of 9,297,894 newly authorized shares of Series A Preferred Stock. Upon the closing of the transactions contemplated by the Exchange Agreements, the Exchange Notes were cancelled, and the Holders relinquished all rights, powers, privileges, remedies, or interest under such securities. On November 6, 2025, we converted all 9,297,894 outstanding shares of Series A Preferred Stock, together with $222,815 in accrued and unpaid dividends to 9,520,709 shares of Common Stock.

On September 24, 2025, we entered into a Preferred Equity Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital I (“B. Riley”), an affiliate of B. Riley Securities, Inc. (“BRS”), pursuant to which we will have the right to issue and sell to B. Riley, and B. Riley must purchase from us, up to $15.0 million of shares of our newly authorized Series B Convertible Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”). As of the issuance of these consolidated financial statements, B. Riley has purchased $2.3 million of the $15.0 million of shares of Series B Preferred Stock. Such sales of Series B Preferred Stock by us to B. Riley, if any, will be subject to certain limitations and conditions set forth in the Purchase Agreement, and may occur from time to time, at our sole discretion, over the 18-month period commencing September 24, 2025 and terminating on the earliest of (i) March 24, 2027, (ii) the date on which B. Riley shall have made payment of the aggregate purchase price equal to $15.0 million. In no event may we issue or sell to B. Riley under the Purchase Agreement shares of our Series B Preferred Stock that are convertible into an aggregate number of shares of Common Stock exceeding a customary 9.99% beneficial ownership limitation.

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

In no event will we sell securities under this registration statement with a value exceeding more than one-third of our “public float”(the aggregate market value of our Common Stock and any other equity securities that we may issue in the future that are held by non-affiliates)in any 12-calendar month period so long as our public float remains below $75 million.

There can be no assurance that we will be able to obtain additional liquidity when needed or under acceptable terms, if at all. As such, we may be unable to access further equity or debt financing when needed. The ability for us to continue as a going concern is dependent upon our ability to successfully implement our strategies and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments to the carrying amounts or classification of assets, liabilities, and reported expenses that may be necessary if we are unable to continue as a going concern.

On December 30, 2025, we received a letter from the listing qualifications staff (the “Staff”) of Nasdaq providing notification that the bid price of our Common Stock had closed below $1.00 per share for the previous 33 consecutive business days and our Common Stock no longer meets the minimum bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days or until June 29, 2026, to regain compliance. To regain compliance, the closing bid price of our Common Stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before June 29, 2026.

If we do not regain compliance with Rule 5550(a)(2) by June 29, 2026, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. In the event of such notification, we may appeal the Staff’s determination to delist our securities, but there can be no assurance the Staff would grant our request for continued listing.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the presentation of the consolidated financial statements.

Reverse Stock Split

On February 29, 2024, our board of directors approved a 1-for-15 reverse stock split of our Common Stock. The record date for the reverse stock split was the close of business on March 7, 2024, with share distribution occurring on March 8, 2024. As a result of the reverse stock split, stockholders received one share of CISO Common Stock, par value $0.00001, for each 15 shares they held as of the record date. All share and per share amounts have been retroactively restated for the effects of this reverse stock split. Common Stock underlying our outstanding warrants, convertible notes, and options have been adjusted, and the conversion and exercise prices have also been adjusted.

Consolidation

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of CISO and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior Period Reclassifications

Reclassification of certain immaterial prior period amounts have been made to conform to the current period presentation.

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Material estimates include the allowance for credit losses, the carrying value of intangible assets and goodwill, our deferred tax assets and valuation allowance, the valuation of our convertible notes payable, Series A and Series B Preferred Stock, the adequacy of insurance reserves, and assumptions used in the Black-Scholes option pricing model, such as expected term, stock price volatility and risk-free interest rate.

Segment Information

The Company operates and manages its business as one reportable and operating segment. Our chief operating decision maker (“CODM”) is our Chief Executive Officer. The CODM is regularly provided with financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. Our CODM uses consolidated net loss, as reported in our consolidated statements of operations and comprehensive loss, to facilitate analysis of our financial trends, review budgeted versus actual results and for planning purposes. Significant segment expenses are presented in our consolidated statements of operations and comprehensive loss.

Geographic Information

All of our revenue and long-lived assets are located within the United States.

Revenue

The Company recognizes revenue in accordance with FASB Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

ASC 606 requires the Company to apply a five-step model to all customer arrangements (i) identify the contract(s) with the customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s); and (v) recognize revenue when (or as) a performance obligation is satisfied. The Company applies this framework when a substantive contract exists and the collectability of the related consideration is deemed probable.

The Company applies significant judgment in determining the appropriate accounting for contracts with customers. These judgments include identifying performance obligations in contracts, determining whether promised goods and services are distinct, determining whether revenue should be recognized over time or at a point in time, and assessing whether the Company acts as principal or agent in transactions involving third-party hardware or software solutions.

The transaction price is determined based on the consideration to which the Company is expected to be entitled in exchange for transferring services to the customer. The Company’s contracts generally contain a single performance obligation, and the entire transaction price is allocated to that obligation. The Company’s contracts generally do not include variable considerations such as discounts, rebates, refunds, credits, price concessions (explicit or implicit), incentives, performance bonuses, or penalties.

Our revenue is derived from and disaggregated in our consolidated statements of operations and comprehensive loss into, the following three major types of products and services: security managed services, professional services, and cybersecurity software.

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

Contract Assets and Liabilities

Contract assets represent revenue recognized in advance of the Company’s right to invoice. As of December 31, 2025 and 2024, the contract asset balance was $91,956 and $179,093, respectively, primarily related to services performed in advance of billing.

The Company’s contracts generally do not contain a significant financing component.

Contract liabilities consist of deferred revenue and primarily include amounts billed or payments received in advance of revenue recognition. These amounts relate to services not yet performed or annual software licenses for which revenue will be recognized as the services are delivered or ratably over the license term. The Company generally invoices customers in advance or in milestone-based installments.

The Company recognized revenue of $1,274,007 and $1,598,670 for the years ended December 31, 2025 and 2024, respectively, which was included in the corresponding deferred revenue balance at the beginning of the period.

Changes in deferred revenue were as follows:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Beginning balance	$1,449,718	$1,455,931
Additions to deferred revenue	4,801,842	6,424,228
Recognition of deferred revenue	(5,193,162)	(6,430,441)
Ending balance	$1,058,398	$1,449,718

Contract Acquisition Costs

The Company pays sales commissions to obtain contracts with its customers. However, because the Company’s contracts generally have original terms of one year or less, the Company has elected the practical expedient to expense sales commissions as incurred, which are recorded as selling expenses.

Remaining Performance Obligations

The Company’s contracts generally have original terms of one year or less, and the Company has elected the practical expedient to exclude disclosures about remaining performance obligations for contracts with an original expected duration of one year or less.

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

Changes in the allowance for credit losses were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024

Allowance for credit losses, beginning of the period	$124,434	$219,141
Bad debt expense	46,719	93,803
Write-offs	(110,602)	(188,510)
Allowance for credit losses, end of the period	$60,551	$124,434

Prepaid Cost of Revenue

Prepaid cost of revenue represents amounts charged by our vendors for licenses that we resell to our customers. These amounts are amortized to cost of revenue over the same period revenue is recognized for the related contract with our customers.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally between three and five years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated.

Property and equipment are depreciated over the following estimated useful lives using the straight-line method as follows:

Computer Equipment	3 years
Leasehold Improvements	Shorter of 10 years or the term of the lease
Furniture & Fixtures	5 years
Software	3 years

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

Intangible Assets

Intangible assets are amortized over the following estimated useful lives:

Tradenames – trademarks	2-5 years
Customer base	3-10 years
Non-compete agreements	2-5 years
Intellectual property/technology	3-10 years

Our intangible assets are amortized on a straight-line basis. We annually evaluate the estimated remaining useful lives of our intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization.

We review long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows of the asset group to which the assets relate to the carrying amount. If the undiscounted cash flows are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of such assets exceeds their fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. If we determine the fair value of an asset is less than the carrying value, an impairment loss is recognized in operating income or loss in the consolidated statements of operations during the period incurred. During the years ended December 31, 2025 and 2024, we did not record a loss on impairment.

Goodwill

Goodwill is not amortized but is assessed for impairment annually in the fourth quarter, or more frequently, if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. We perform our annual impairment review of goodwill at the reporting unit level. If we determine the fair value of the reporting unit’s goodwill is less than their carrying value as a result of an annual or interim test, an impairment loss is recognized and reflected in operating income or loss in the consolidated statements of operations during the period incurred. We perform our impairment assessment based on a quantitative analysis performed for our reporting unit.

During the years ended December 31, 2025 and 2024, we recognized no impairment of goodwill.

Advertising and Marketing Costs

We expense advertising and marketing costs as they are incurred. Advertising and marketing expenses were $1,012,140 and $0 for the years ended December 31, 2025 and 2024, respectively, and are recorded in operating expenses on the consolidated statements of operations.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values, based on the short-term maturity of these instruments. The carrying amount of loans and notes payable approximate the estimated fair value for this financial instrument as management believes that interest payable on the notes approximates our incremental borrowing rate.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of Common Stock and potentially dilutive shares of Common Stock outstanding during the period.

For dilutive securities, all outstanding stock options, restricted stock units, warrants, convertible notes payable, and Series B Preferred Stock are considered potentially outstanding Common Stock. The dilutive effect, if any, of stock options, restricted stock units, and warrants is calculated using the treasury stock method. All outstanding convertible notes payable and Series B Preferred Stock are considered Common Stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method.

The following is a reconciliation of the numerators and denominators of the basic net loss per share computations for the periods presented:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Numerator:
Loss from continuing operations	$(8,073,930)	$(19,905,601)
Less: Deemed dividend on Series B Preferred Stock	(699,445)	-
Less: Series A Preferred Stock dividend	(222,815)	-
Add: Deemed contribution related to Series B Preferred Stock	2,397	-
Loss from discontinued operations	-	(4,338,318)
Net loss attributable to common stockholders	$(8,993,793)	$(24,243,919)

Denominator:
Weighted-average shares outstanding - basic	30,052,254	11,956,137

Basic loss per share:
Loss from continuing operations	$(0.30)	$(1.67)
Loss from discontinued operations	-	(0.36)
Net loss	$(0.30)	$(2.03)

The following is a reconciliation of the numerators and denominators of the diluted net loss per share computations for the periods presented:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Numerator:
Net loss attributable to common stockholders	$(8,993,793)	$(19,905,601)
Less: Gain on extinguishment of convertible notes payable	(4,096,855)	-
Add: Convertible notes payable - interest expense	357,330	-
Loss from discontinued operations	-	(4,338,318)
Net loss attributable to common stockholders for diluted net loss per share computation	$(12,733,318)	$(24,243,919)

Denominator:
Weighted-average shares outstanding - basic	30,052,254	11,956,137
Convertible notes payable	539,531	-
Diluted weighted average shares outstanding	30,591,785	11,956,137

Diluted loss per share:
Loss from continuing operations	$(0.42)	$(1.67)
Loss from discontinued operations	-	(0.36)
Net loss	$(0.42)	$(2.03)

The following potentially dilutive securities were excluded from the computation of diluted net loss per common share because their inclusion would have been anti-dilutive:

	December 31, 2025	December 31, 2024

Stock options	4,042,952	1,523,691
Restricted stock units	1,550,000	-
Warrants	5,031,281	6,774,559
Series B Preferred Stock	4,524,958	-
Convertible notes payable	-	1,966,353
Total	15,149,191	10,264,603

Stock-Based Compensation

We apply the provisions of ASC 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and nonemployees in the consolidated statements of operations.

For stock options issued to employees and members of our Board of Directors for their services, we estimate the grant date fair value of each option using the Black-Scholes-Merton option pricing model. The use of the Black-Scholes-Merton option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of our Common Stock consistent with the expected life of the option, risk-free interest rates, and expected dividend yields of the Common Stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, we recognize stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred. We used the average of historical share prices of our Common Stock to calculate volatility for use in the Black-Scholes-Merton option pricing model. New shares are issued upon the exercise of stock options.

We issued shares of our stock to vendors and nonemployee for services provided. We recognize the accounting grant date fair value of the stock award as compensation expense over the required service period of each award. Shares issued for services are measured based on the fair market value of the underlying Common Stock on their respective accounting grant dates.

Derivatives

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Foreign Currency

Our functional and reporting currency is the U.S. dollar. For certain of our former foreign subsidiaries whose functional currency were other than the U.S. dollar, we translated revenue and expense transactions at average exchange rates. We translated assets and liabilities at period-end exchange rates and include foreign currency translation gains and losses as a component of accumulated other comprehensive loss.

Leases

We determine if an arrangement contains a lease at inception. We exclude leases with an original term of one year or less at the commencement date from our consolidated balance sheets. Leases in which our company is the lessee are comprised of our corporate office and one additional office, which is immaterial to our operations. All of the leases are classified as operating leases.

Right-of-use (“ROU”) assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that we will exercise that option. Our leases do not provide an implicit rate; therefore, we use our incremental borrowing rate based on information available at the lease commencement date to determine the present value of the future lease payments.

In accordance with ASC 842, Leases, we recognized a ROU asset and corresponding lease liability on our consolidated balance sheet for long-term office leases and a vehicle operating lease agreement. See Note 14, “Leases,” for further discussion, including the impact on our consolidated financial statements and related disclosures.

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

We utilize Accounting Standards Codification Topic 740 (ASC 740), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. We account for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. As of December 31, 2025 and 2024, our net deferred tax asset has been fully reserved.

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

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires additional disaggregated disclosures on an entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. As an emerging growth company (EGC), the Company has elected to adopt the standard based on the effective dates applicable to non-public business entities. Accordingly, the Company will adopt ASU 2023-09 for annual periods beginning after December 15, 2025. We expect this to result in additional disclosures in our consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-04, “Debt (Subtopic 470-20): Debt with Conversion and Other Options.” ASU 2024-04 clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. ASU 2024-04 is effective for reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted for entities that have adopted ASU 2020-06. We adopted ASU 2024-04 during the year ended December 31, 2025 (with an effective date of January 1, 2025), which did not have a material impact on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The purpose of this ASU is to modernize the accounting guidance for the costs to develop software for internal use by removing all references to prescriptive and sequential software development project stages and providing further guidance on when an entity is required to start capitalizing eligible costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027. Early adoption is permitted and the new guidance should be applied either on a prospective transition, a modified transition or a retrospective transition approach. The company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

NOTE 4 – DISPOSITIONS

Latin America

On July 1, 2024, we entered into a Stock Purchase Agreement with Southford Equities, Inc. (the “Arkavia SPA”) to sell 100% of the outstanding shares of our wholly owned subsidiary Ocean Point Equities, Inc. in exchange for 194,267 shares of our Common Stock owned by the owners of Southford Equities, Inc. and nominal cash consideration ($1.00 dollar).

On July 1, 2024, we entered into a Stock Purchase Agreement with CT Group, LP, Datadeck LP, Woodface, LP, VMT Technologies, LP and Quijote Ventures,LP (the “CUATROi SPA”) to sell 100% of the outstanding shares of our wholly owned subsidiaries Servicios Informaticos CUATROi SpA, Comercializadora CUATROi SpA, CUATROi Peru, SAC, and CUATROi SAS in exchange for 135,795 shares of our Common Stock owned by the owners of CT Group, LP, DatadeckLP, Woodface, LP, VMT Technologies, LP and Quijote Ventures, LP and nominal cash consideration ($5.00 dollars).

On July 1, 2024, we entered into a Stock Purchase Agreement with Itada Equities, Inc. (the “NLT SPA”) to sell 100% of the outstandings shares of our wholly owned subsidiaries NLT Networks, S.P.A., NLT Technologias, Limitada, NLT Servicios Profesionales, S.P.A. and White and Blue Solutions LLC. in exchange for 172,075 shares of our Common Stock owned by the owners of Itada Equities, Inc. and nominal cash consideration ($ 1.00 dollar).

We committed to a formal plan to sell our former Latin America subsidiaries to focus on our U.S.-based operations and development and marketing of our internally developed cybersecurity software. The operating results of our former Latin America subsidiaries are reported within discontinued operations on our consolidated statements of operation through July 1, 2024. As a result of the sale, we recorded loss from discontinued operations of $4,338,318, which includes the release of associated accumulated translation adjustment from the net assets disposed of.

The table below provides the total revenue and loss of the discontinued operations presented in our statements of operations.

Year Ended December 31,
2024

Revenue	$8,387,171

Cost of revenue	7,092,426
Operating expenses	2,097,362
Other expense	346,469
Loss from discontinued operations before income taxes	(1,149,086)
Benefit from income taxes	-
Loss on disposal, net of tax	(3,189,232)
Loss from discontinued operations	$(4,338,318)

Net cash provided by operating activities of discontinued operations was $223,831 for the year ended December 31, 2024. Net cash used in investing activities of discontinued operations was $83,095 for the year ended December 31, 2024.

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

vCISO did not hold any assets or liabilities reported in our consolidated financial statements, as a result, we initially recorded a $1,000,000 gain on the disposition of vCISO. The repurchase of vCISO would result in the recognition of an asset on our consolidated balance sheet. The economic substance of these two transactions resulted in us receiving $1,000,000 of cash in exchange for a Promissory Note. Due to the close proximity in execution of these agreement, the second which was not previously contemplated, and their economic substance for the year-ended December 31, 2024, we netted the previously recorded gain on the sale of vCISO in the repurchase transaction to make our consolidated financial statements reflect the ultimate economics of these transactions.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31, 2025	December 31, 2024

Prepaid expenses	$157,231	$97,706
Prepaid insurance	47,766	40,019
Total prepaid expenses and other current assets	$204,997	$137,725

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	December 31, 2025	December 31, 2024

Computer equipment	$375,076	$414,214
Leasehold improvements	25,791	25,791
Furniture and fixtures	72,511	75,698
Software	866,254	879,642
	1,339,632	1,395,345
Less: accumulated depreciation	(889,528)	(664,834)
Total property and equipment, net	$450,104	$730,511

Total depreciation expense was $286,147 and $322,126 for the years ended December 31, 2025 and 2024, respectively.

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

Goodwill

The following table presents the goodwill balance and accumulated impairment losses as of December 31, 2025 and 2024:

Balance at December 31, 2025 and 2024
Gross goodwill	$71,525,609
Accumulated impairment losses	(51,625,059)
Goodwill, net of accumulated impairment losses	$19,900,550

Intangible Assets

Intangible assets, net are summarized as follows:

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$3,835,981	$(3,472,606)	$363,375
Customer base	572,048	(390,193)	181,855
Non-compete agreements	487,400	(487,400)	-
Intellectual property/technology	2,455,879	(2,120,034)	335,845
	$7,351,308	$(6,470,233)	$881,075

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$3,835,981	$(3,123,766)	$712,215
Customer base	572,048	(319,587)	252,461
Non-compete agreements	487,400	(484,120)	3,280
Intellectual property/technology	2,455,879	(1,621,621)	834,258
	$7,351,308	$(5,549,094)	$1,802,214

Amortization expense of identifiable intangible assets was $921,139 and $1,744,366, for the years ended December 31, 2025 and 2024, respectively. The weighted average remaining useful life of intangible assets was 1.62 years as of December 31, 2025.

Based on the balance of intangibles assets at December 31, 2025, expected future amortization expense is as follows:

2026	$709,464
2027	73,211
2028	49,200
2029	41,000
2030	8,200
$881,075

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2025	December 31, 2024

Accrued expenses	$797,011	$1,477,846
Accrued payroll and bonuses	691,622	750,410
Accrued commissions	64,500	37,847
Indirect taxes payable	30,486	32,959
Accrued interest	9,255	1,226,874
Total accrued expenses and other current liabilities	$1,592,874	$3,525,936

Note 9 - RELATED PARTY TRANSACTIONS

Independent Consulting Agreement with Stephen Scott

In July 2023, we entered into an Independent Consulting Agreement with Stephen Scott, as amended in July 2024, to provide, on a non-exclusive basis, advisory and consulting services relating to our strategic and business development, intellectual property development, banking relationships, and strategic mergers and acquisitions for a period of one year. Mr. Scott received a consulting fee of $15,000 per month for such services under the terms of this agreement. During the year ended December 31, 2024, we paid consulting fees to Mr. Scott totaling $180,000. After the first quarter of 2025, Mr. Scott was no longer considered a related party of the company.

Convertible Note Payable with Hensley & Company

In March 2023, we issued an unsecured convertible note payable to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest was due on March 20, 2025. On March 25, 2025, we entered into Amendment #1 to this convertible note, which extended the maturity date of the convertible note to March 20, 2026. Mr. McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company. On August 5, 2025, the principal amount of $5,000,000 together with $1,180,554 of accrued and unpaid interest payable under the convertible note were converted into Series A Preferred Stock and the convertible note was fully extinguished. On November 6, 2025, Hensley & Company converted all outstanding shares of Series A Preferred Stock together with $148,111 in accrued and unpaid dividends to shares of our Common Stock.

Managed Services Agreement with Hensley Beverage Company – Related Party

In July 2021, we entered into a 1-year Managed Services Agreement with Hensley Beverage Company to provide secured managed services. We also may be engaged by Hensley Beverage Company from time to time to provide other related services outside the scope of the Managed Services Agreement. While the agreement provided for an original term through December 31, 2021, the agreement will continue until terminated by either party. For years ended December 31, 2025 and 2024, we received $1,019,567 and $2,283,995, respectively, from Hensley Beverage Company for contracted services, and had an outstanding accounts receivable balance of $125,215 and $0 as of December 31, 2025 and 2024, respectively. Mr. McCain, a director of the Company, is President and Chief Executive Officer of Hensley & Company, the parent company of Hensley Beverage Company.

Note 10 - STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY

Equity Transactions

For the year ended December 31, 2025, we sold 112,907 shares of our Common Stock for proceeds of $131,321 (net of $4,841 of offering costs), under our registration statement on Form S-3 that was declared effective on July 7, 2025.

For the year ended December 31, 2025, we sold 4,933,395 shares of our Common Stock for proceeds of $2,684,754 (net of $97,517 of offering costs), under our registration statement on Form S-3 that was declared effective on June 27, 2022.

For the year ended December 31, 2024, we sold 126,688 shares of our Common Stock for proceeds of $154,947 (net of $5,777 of offering costs), under our registration statement on Form S-3 that was declared effective on June 27, 2022.

Series A Preferred Stock

On August 4, 2025, we filed a Certificate of Designations, Preferences and Rights of Series A Preferred Stock of CISO (the “Series A Certificate of Designations”). A summary of the Series A Certificate of Designations of Series A Preferred Stock is as follows:

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

On August 4, 2025, we entered into the Exchange Agreements with Hensley & Company, an entity affiliated with Andrew K. McCain, a director of the Company, and JC Associates, Inc.. Pursuant to the Exchange Agreements, the Holders exchanged certain outstanding convertible notes, as amended from time to time, with aggregate principal and accrued interest of approximately $9,297,894 for an aggregate of 9,297,894 newly authorized shares of Series A Preferred Stock. Upon the closing of the transactions contemplated by the Exchange Agreements, the Exchange Notes were cancelled, and the Holders relinquished all rights, powers, privileges, remedies, or interest under such securities. The Series A Preferred Stock was entitled to cumulative dividends at a rate of 10% per annum, accruing daily and compounding quarterly, whether or not declared by the Board of Directors, based on the original issuance price plus any previously accrued and unpaid dividends.

As a result of this transaction, for the year ended December 31, 2025, the Company recognized a gain on troubled debt restructuring of $5,296,103, which reflects the difference between the carrying value of the Exchange Notes and the estimated fair value of the Series A Preferred Stock issued.

On November 6, 2025, we converted all 9,297,894 outstanding shares of Series A Preferred Stock, together with $222,815 in accrued and unpaid dividends, into 9,520,709 shares of Common Stock.

Series B Preferred Stock

On September 25, 2025, we filed with the Secretary of State of the State of Delaware a Certificate of Designations, Preferences and Rights of Series B Preferred Stock of CISO (the “Series B Certificate of Designations”). The Series B Certificate of Designations sets forth the rights, preferences, privileges, and restrictions of the shares of Series B Preferred Stock. Following is a summary of the terms of the Series B Preferred Stock.

●	Number of Shares – 15,625 shares of preferred stock are designated as Series B Preferred Stock.

●	Voting – No voting rights.

●	Rank – The Series B Preferred Stock rank senior and prior to the common stock and junior to the Series A Preferred Stock.

●	Dividend Rights – The holders of Series B Preferred Stock are entitled to receive, concurrently with any dividends or distributions, such dividends or distributions paid to the holders of common stock to the same extent as if such holders had converted the Series B Preferred Stock into common stock (without regard to any limitations on conversion) and had held such shares of common stock on such record date.

●	Liquidation Rights – In the event of any Liquidation (as defined in the Certificate of Designations), each holder will be entitled to receive liquidating distributions out of our assets legally available for distribution to our stockholders, before any payment or distribution of any of our assets shall be made or set apart for holders of any junior securities, including, without limitation, the common stock in an amount equal to the greater of (i) $1,000 per share and (ii) the amount that would have been received had such Series B Preferred Stock and accrued and unpaid dividends thereon, if any, been converted immediately prior to such Liquidation at the Conversion Price then in effect.

●	Redemption Right – The Series B Preferred Stock is subject to redemption by us in certain circumstances where our common stock is not listed on or is otherwise suspended from Nasdaq, the holder becomes prohibited from converting any portion of the Series B Preferred Stock for eighteen (18) months following the issuance of such Series B Preferred Stock due to the Exchange Cap, or the market price of our common stock falls and remains below the Minimum Conversion Price for ten (10) consecutive trading days (each as described in the Series B Certificate of Designations).

●	Conversion Rights – Each share of Series B Preferred Stock will be convertible at the option of the holder into the number of shares of common stock determined by dividing the initial stated value of $1,000 per share (the “Stated Value”) by the applicable conversion price for the Series B Preferred Stock then being converted as of each conversion date (the “Conversion Price”). The Conversion Price equals (a) with respect to the first $500,000 of Stated Value of shares of Series B Preferred Stock being converted, the greater of (x) one hundred and five percent (105%) of the lowest volume weighted average price, as reported by Bloomberg Financial Markets, during the five (5) trading day period immediately preceding and ending on the trading day immediately preceding such conversion date and (y) the Minimum Conversion Price (defined below), and (b) with respect to all additional shares of Series B Preferred Stock being converted thereafter, the greater of (x) ninety-five percent (95%) of the lowest volume weighted average price during the five (5) trading day period immediately preceding and ending on the trading day immediately preceding such conversion date and (y) the Minimum Conversion Price. The “Minimum Conversion Price” is initially $0.40 per share (subject to adjustment).

●	Redemption Right During VWAP Condition – If the Volume Weighted Average Price (“VWAP”) for any trading day falls below the Minimum Conversion Price and then remains below the Minimum Conversion Price for ten (10) consecutive trading days after the Series B Preferred Stock become convertible (“VWAP Condition”) then:

○ If the holder delivers a notice of conversion while a VWAP Condition exists, the company must redeem such preferred stock. The company must pay to the holder, on a monthly basis beginning on the first (1st) day of the first (1st) month following the conversion date in respect of such notice of conversion and for continuing for the eleven (11) consecutive months thereafter, an amount equal to one-twelfth (1/12th) of one hundred five percent (105%) of the Stated Value of such preferred stock. If 18 months after issuance of such preferred stock (or 36 months after the commitment date, whichever comes first) occurs before the 12-month redemption period ends, the company must pay the remaining balance in full within 10 trading days

○

If the holder does not deliver a notice of conversion while a VWAP Condition exists and the VWAP Condition continues for each trading day through the date that is eighteen (18) months following issuance of such preferred stock, (or, if earlier, the date that is thirty-six (36) months following the commitment date), the company must redeem all remaining preferred stock in cash within 10 trading days. The redemption price will be the greater of: (a) the conversion price on the 10th day the VWAP fell below the Minimum Conversion Price, multiplied by the number of shares of Common Stock the preferred stock is convertible into, and (b) 110% of the stated value of the preferred stock.

○ If the VWAP subsequently increases above the Minimum Conversion Price for ten (10) consecutive trading days before the 18-month or 36-month deadline, the VWAP Condition and the related redemption right no longer exists.

○ Regardless of the VWAP Condition or subsequent recovery, the holder maintains the right to convert the Series B Preferred Stock into Common Stock at the Minimum Conversion Price at any time and forego their cash redemption right related to the existence of a VWAP Condition.

●	Redemption Right Upon Trading Failure – Within five (5) trading days of the holder’s receipt of a trading failure notice, the holder may require the company to redeem in cash all or any portion of such holder’s Series B Preferred Stock at the redemption price.

○ Redemption Price – The greater of (i) the Stated Value and (ii) the product of (x) the lowest conversion price in effect during the period beginning on the date immediately preceding the trading failure and ending on the date of the redemption notice and (y) the number of shares of Common Stock into which such Series B Preferred Stock is convertible at the conversion price then in effect.

●	Trading Failure: (A) The suspension of the Common Stock from trading on the Nasdaq for a period of ten (10) consecutive Trading Days or for more than an aggregate of twenty (20) trading days in any 365-day period or (B) the failure of the Common Stock to be listed on the Nasdaq.

●	Subsequent Rights Offerings. If at any time the we grant, issue, or sell any Common Stock or Common Stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of Common Stock, then the holders of Series B Preferred Stock will be entitled to acquire the same as if the holder had held the number of shares of Common Stock acquirable upon complete conversion of such holder’s Series B Preferred Stock immediately before the date on which a record is taken for the grant, issuance, and sale, so long as such holder’s ownership would not exceed 9.99% of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series B Preferred Stock held by such holder.

●	Beneficial Ownership Limitation. The Company will not affect any conversion of the Series B Preferred Stock and the holder may not convert any portion of the Series B Preferred Stock, such that, after giving effect to the conversion, the holder would own in excess of 9.99% of the Company’s Common Stock outstanding immediately after the conversion.

On September 24, 2025, we entered into the Purchase Agreement with B. Riley Principal Capital, LLC (“B. Riley”), pursuant to which we will have the right to issue and sell to B. Riley, and B. Riley must purchase from us, up to $15.0 million of shares of our newly authorized Series B Preferred Stock. Such sales of Series B Preferred Stock by us to B. Riley, if any, will be subject to certain limitations and conditions set forth in the Purchase Agreement, and may occur from time to time, at our sole discretion, over the 18-month period commencing September 24, 2025 and terminating on the earliest of (i) March 24, 2027 and (ii) the date on which B. Riley shall have made payment of the aggregate purchase price equal to $15.0 million. In no event may we issue or sell to B. Riley under the Purchase Agreement shares of our Series B Preferred Stock that are convertible into an aggregate number of shares of Common Stock exceeding a customary 9.99% beneficial ownership limitation.

During the year ended December 31, 2025, the Company issued 2,396 shares of Series B Preferred Stock to B. Riley pursuant to the Purchase Agreement for cash proceeds of $1,774,935 (net of $525,065 of offering costs). Such shares are classified as temporary equity in the company’s consolidated balance sheet, because they are redeemable upon the occurrence of an event that is not solely within the control of the company, and subsequent to issuance their carrying value is adjusted to redemption value. For the year ended December 31, 2025, the Company recognized $699,445 of accretion of the carrying value of Series B Preferred Stock to its redemption value with a corresponding decrease to additional paid-in capital. As of December 31, 2025, 315 shares of Series B Preferred Stock had been converted into 624,795 shares of Common Stock, with 2,081 shares remaining outstanding. Any additional future issuances of shares of Series B Preferred Stock to B. Riley pursuant to the Purchase Agreement are subject to certain conditions, including (i) the lowest daily VWAP for each of the five (5) consecutive trading days prior to the put notice date and (ii) the closing sale price on the trading day prior to the put notice date shall equal or exceed 150% of the Minimum Conversion Price then in effect.

Warrants

During the years ended December 31, 2025 and 2024, we issued warrants to the Purchasers and the Placement Agent of the Securities Purchase Agreement to purchase 500,000 shares of our Common Stock. The warrants issued to the Purchasers and Placement Agent are exercisable for a period of five years from the date of issuance with an exercise price of $1.15 per share.

The following table summarizes warrant activity for the years ended December 31, 2025 and 2024:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	49,614	$17.56	4.12	-
Granted	6,724,945	2.88	5.00	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at December 31, 2024	6,774,559	$2.98	4.93	$3,993,200
Granted	275,055	1.15	-	-
Exercised	(2,018,333)	0.97	-	-
Expired or cancelled	-	-	-	-
Outstanding at December 31, 2025	5,031,281	$1.18	3.92	$-
Exercisable at December 31, 2025	5,031,281	$1.18	3.92	$-

Note 11 – STOCK-BASED COMPENSATION

2023 Equity Incentive Plan

Our 2023 Equity Incentive Plan (the “2023 Plan”), which replaced our 2019 Equity Incentive Plan (the “2019 Plan”), became effective on September 13, 2023. On December 10, 2025, our stockholders approved an amendment to our 2023 Plan to increase the number of shares of our Common Stock, par value $0.00001 per share, available for issuance under the 2023 Plan by ten million (10,000,000) shares (the “Plan Amendment”). The Plan Amendment was previously adopted by our Board of Directors on October 31, 2025. As of December 31, 2025, 735,841 shares were available for issuance under the 2023 Plan. The additional shares approved under the Plan Amendment are not reflected as of December 31, 2025, as the related Form S-8 was filed on February 13, 2026.

Stock Options

We grant stock options vesting solely upon the continued service of the recipient. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the required service period of each award, which is generally 1 to 4 years. Stock options expire 10 years from the date of grant.

In applying the Black-Scholes option pricing model to stock options granted, we used the following assumptions:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Risk-free interest rate	3.59% - 4.67%	3.78% - 4.23%
Expected term (years)	4.00 – 6.25	6.25
Expected volatility	96.30% – 141.81%	96.30% – 96.65%
Expected dividend yield	-%	-%

The following table summarizes stock option activity for the year ended December 31, 2025:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,523,691	$37.34	4.43	$254,206
Granted	3,192,166	0.92	-	-
Exercised	(5,000)	0.62	-	2,986
Expired or cancelled	(667,905)	30.57	-	-
Outstanding at December 31, 2025	4,042,952	$9.78	8.17	$16,013
Exercisable at December 31, 2025	1,189,714	$30.69	5.26	$16,013

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the positive difference between the fair market value of our Common Stock and the exercise price of the stock options.

Total stock-based compensation expense related to the stock options was $3,301,782 and $8,956,571 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was unrecognized compensation expense of $2,026,186 with a weighted average recognition period of 1.95 years related to the stock options. The total intrinsic value of options exercised during the years ended December 31, 2025 and 2024, was $2,986 and zero, respectively.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $0.86 and $1.34, respectively. During the year-ended December 31, 2025, 79,733 options vested, net of forfeitures.

Restricted Stock Units

We granted restricted stock units (“RSUs”) that only contain a service-based vesting condition that is typically satisfied over four years. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the requisite service period. The fair value of RSUs is determined by the closing price of the Company’s Common Stock on the grant date. On June 13, 2025, we granted 1,550,000 RSUs with a weighted-average grant date fair value of $0.96. Total stock-based compensation expense related to the RSUs was $205,874 for the year ended December 31, 2025. As of December 31, 2025, there was unrecognized compensation expense of $1,282,126 with a weighted average recognition period of 3.45 years related to the RSUs.

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

As of December 31, 2025 and 2024, our accrual for estimated indirect tax liabilities was $30,486 and $32,959, respectively, reflecting our best estimate of the potential liability based on an analysis of our business activities, revenues subject to indirect taxes, and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation, or settlements could be materially different than the amounts established for indirect tax contingencies.

Warranties

Our services are generally warranted to deliver and operate in a manner consistent with general industry standards that are reasonably applicable and materially conform with our documentation under normal use and circumstances.

We offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a security breach. We have entered into an insurance policy to cover our potential liability arising from this limited warranty arrangement. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the consolidated financial statements as of December 31, 2025 and 2024.

In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid.

NOTE 13 – DEBT

Term Loans

In November 2023, we entered into a business loan and security agreement, pursuant to which we obtained a loan with a principal amount of $2,200,000 and paid an origination fee of $44,000. The business loan carried an interest rate of 53.44% per annum and was payable in 52 weekly installments of $53,731. On March 28, 2024, under a troubled debt restructuring, we entered into a Business Loan and Security Agreement (the “Loan Agreement”) with LendSpark Corporation (the “Lender”), pursuant to which we obtained a restructured loan with a principal amount of $2,200,000 (the “Restructured Loan”) from the Lender. In connection with the Restructured Loan, we entered into a Fee Agreement with the Lender, pursuant to which we issued 100,000 shares of our Common Stock, as partial consideration for the Lender’s agreement to enter into the Loan Agreement and extend credit to us. The Restructured Loan bore interest at a rate of 51.73% per annum and was payable in 52 weekly installments of $53,308, commencing on April 5, 2024. We recorded interest expense of $54,561 and $1,179,938 for the years ended December 31, 2025 and 2024, respectively. The Restructured Loan was repaid in full on March 26, 2025.

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

In November 2024, we entered into a Note Purchase Agreement, pursuant to which we obtained a loan with a principal amount of $540,000 and paid an original issue discount of $140,000. The effective interest rate on Note Purchase Agreement exceeded 100% per annum. This loan matured on January 1, 2025, and was repaid in full.

In November 2024, we entered into an Intellectual Property Buy-Back Purchase Agreement, pursuant to which we reacquired vCISO, LLC in exchange for a Promissory Note with a face value of $1,020,000 and interest of 8.00% per annum. The Promissory Note was scheduled to mature in November 2025. On August 5, 2025, the Promissory Note together with $15,729 of accrued and unpaid interest were converted to Series A Preferred Stock, and the Promissory Note was fully extinguished. Refer to Note 10, Stockholders’ Equity and Temporary Equity, for further discussion. For the years of December 31, 2025 and 2024, we recorded interest expense of $66,404 and $11,136, respectively. Accrued interest payable as of December 31, 2025 and 2024, was $0 and $11,136, respectively.

As of December 31, 2025 and 2024, term loans were comprised of the following:

	Effective Interest Rate	Maturities	December 31, 2025	December 31, 2024

Term loans	4.75% to 6.00%	2026 - 2027	$87,588	$2,711,362
Less: current portion			(83,983)	(2,674,090)
Loans payable, net of current portion			$3,605	$37,272

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

In relation to the Loan and Security Agreements, we recorded interest expense of $308,485 and $374,521 during the years ended December 31, 2025 and 2024, respectively. Accrued interest payable as of December 31, 2025 and 2024 was $1,086 and $0, respectively. As of December 31, 2025 and 2024, the Loan and Security Agreement outstanding balance was $2,172,667 and $1,957,938, respectively.

Convertible Notes Payable

Hensley & Company Convertible Note

In March 2023, we issued an unsecured convertible note payable to Hensley & Company in the principal amount of $5,000,000. On March 25, 2025, we entered into Amendment #1 to this convertible note, which extended the maturity date of the convertible note to March 20, 2026. Mr. McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company. On August 5, 2025, the principal amount of $5,000,000, together with $1,180,554 of accrued and unpaid interest payable under the convertible note were converted into shares of Series A Preferred Stock, and the convertible note was fully extinguished. Refer to Note 9, “Related Party Transactions” for further details regarding this convertible note.

JC Associates Convertible Notes

In June 2023, we issued an unsecured convertible note payable in the principal amount of $1,050,000 bearing an interest rate of 10.00% per annum, payable monthly. The principal amount, together with accrued and unpaid interest, was due on June 7, 2024.

In June 2024, we entered into Amendment #1 to extend the maturity date of the $1,050,000 unsecured convertible note payable to December 15, 2024. In exchange for an extension of the maturity date, we agreed to repay on September 30, 2024, all accrued, but unpaid interest as of September 30, 2024 on the convertible note payable. All remaining accrued but unpaid interest was due at maturity on December 15, 2024.

In December 2024, we entered into Amendment #2 to extend the maturity date of the $1,050,000 unsecured convertible note payable to December 15, 2025. In exchange for the extension of the maturity date, interest beginning from the date of Amendment #2 increased to 12.00% per annum and $25,000 of accrued interest was to be repaid on or before December 31, 2024, with the remaining accrued interest due on or before March 31, 2025. On August 5, 2025, the principal amount of $1,050,000 convertible note payable together with $16,191 of accrued and unpaid interest payable under the convertible note were converted into Series A Preferred Stock, and the convertible note was fully extinguished. Refer to Note 10, “Stockholders’ Equity and Temporary Equity,” for further discussion. We recorded interest expense of $110,070 and $156,314 for the years ended December 31, 2025 and 2024, respectively. Accrued interest payable as of December 31, 2025 and 2024 was $0 and $163,165, respectively.

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

In December 2024, we entered into Amendment #2 to extend the maturity date of the $1,000,000 unsecured convertible note payable to December 15, 2025. In exchange for the extension of the maturity date, $25,000 of accrued interest was to be repaid on or before December 31, 2024, with remaining accrued interest due on or before March 31, 2025. On August 5, 2025, the principal amount of $1,000,000 convertible note payable together with $15,420 of accrued and unpaid interest payable under the unsecured convertible note were converted into Series A Preferred Stock, and the unsecured convertible note was fully extinguished. Refer to Note 10, “Stockholders’ Equity and Temporary Equity,” for further discussion. We recorded interest expense of $81,083 and $137,220 for the years ended December 31, 2025 and 2024, respectively. Accrued interest payable as of December 31, 2025 and 2024 was $0 and $164,307, respectively.

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

The conversion feature of the notes payable was determined to be an embedded derivative requiring bifurcation accounting as (1) the feature is not clearly and closely related to the debt host and (2) the feature meets the definition of a derivative under ASC 815. Changes in the fair value of the embedded derivative were recognized in the consolidated statements of operations and comprehensive loss in change in fair value of derivative liability.

During the year ended December 31, 2025, $8,125,000 of the convertible notes payable issued under the Agreement were converted into 15,151,706 shares of our Common Stock. We recognized losses on the conversion of the convertible notes of $863,669 for the year ended December 31, 2025, which is the intrinsic value of the shares issued upon conversion. For the year ended December 31, 2025, we recognized interest expense of $7,898,323 related to the accretion of the convertible notes payable and the amortization of debt issuance costs. As of December 31, 2025, no convertible notes payable issued under the Agreement remained outstanding and the derivative liability has been derecognized.

At December 31, 2025, the principal payments due under the above term loans and line of credit were as follows:

2026	$2,256,650
2027	3,605
Total future principal payments	2,260,255
Less: current portion of debt	(2,256,650)
Debt, net of current portion	$3,605

NOTE 14 – LEASES

During the years ended December 31, 2025 and 2024, we recognized additional ROU assets and lease liabilities of $0 and $60,215, respectively. When measuring lease liabilities for leases that were classified as operating leases, we discounted lease payments using its estimated incremental borrowing rate. The weighted average incremental borrowing rate applied was 11.54% for the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, our leases had a remaining weighted average term of 2.22 years and 3.22 years, respectively.

The following table presents net lease cost and other supplemental lease information:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Lease cost
Operating lease cost (cost resulting from lease payments)	$217,377	$294,383
Short-term lease cost	30,294	32,759
Total lease cost	$247,671	$327,142

Cash paid for amounts included in the measurement of lease liabilities	$217,377	$294,383

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the year ended December 31, 2025, are as follows:

Fiscal Year	Operating Leases
2026	$223,177
2027	229,145
2028	51,662
Total future minimum lease payments	503,984
Amount representing interest	(61,934)
Present value of net future minimum lease payments	$442,050

NOTE 15 – FAIR VALUE MEASUREMENT

The estimated fair value of the conversion feature of the derivative liability was based on Monte Carlo simulations, a valuation model. The derivative liability component of the convertible notes was classified as Level 3 due to significant unobservable inputs.

During the year ended December 31, 2025, the derivative liability was derecognized following the conversion of the convertible notes into shares of Common Stock.

The following table sets forth as of December 31, 2024 the carrying value of the derivative liability that was measured and recorded at fair value on a recurring basis:

	December 31, 2024
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current liabilities
Derivative liability	$-	$-	$2,102,927
Total liabilities measured at fair value	$-	$-	$2,102,927

NOTE 16 – INCOME TAXES

No current or deferred income tax benefit or expense was recognized in the years ended December 31, 2025 and 2024.

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025	2024
Computed tax benefit at statutory rate	21.00%	21.00%
Stock-based compensation	(5.87)%	(9.51)%
Other permanent adjustments	(8.60)%	-
State taxes	(13.54)%	-
Change in valuation allowance	6.90%	(4.34)%
Return to provision adjustments	0.11%	(7.15)%
Effective tax rate	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows as of December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Intangible assets	$328,293	$225,497
Allowance for credit losses	15,077	32,230
Net operating loss carryforwards	10,814,686	10,791,845
Stock-based compensation	12,014,861	12,176,163
Accounts payable and accrued liabilities	112,693	432,604
Goodwill impairment	7,072,215	7,357,100
Other	316,793	375,496
Leases	86,738	-
Total deferred tax assets	$30,761,356	$31,390,935
Valuation allowance	(30,608,487)	(31,165,400)
Net deferred income taxes	$152,869	$225,535

Deferred tax liabilities
Property and equipment	$(27,398)	$(84,402)
Prepaid expenses	(50,808)	(141,133)
Right-of-use assets	(71,271)	-
Other	(3,392)	-
Total deferred tax liabilities	(152,869)	(225,535)
Net deferred tax liabilities	$-	$-

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

We have provided a valuation allowance for our net deferred tax assets at December 31, 2025 and 2024, due to the uncertainty surrounding the future realization of such assets and the cumulative losses we have generated. Therefore, no benefit has been recognized in the financial statements for the net operating loss carryforwards and other deferred tax assets. During the years ended December 31, 2025 and 2024, respectively, the valuation allowance decreased by $556,913 and increased by $4,712,900, respectively.

As of December 31, 2025, we had approximately $43,757,603 of consolidated federal net operating loss carryforwards and $41,699,531 of apportioned state net operating loss carryforwards available to offset future taxable income, respectively. If unused, the federal and state net operating loss carryforwards will begin to expire in 2034.

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

We file federal and state income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, we are no longer subject to federal or state income tax examinations by tax authorities for tax years prior to 2023 and 2022, respectively. We believe our income tax filing positions and deductions are more likely than not to be sustained on audit. Therefore, no liabilities for uncertain tax positions have been recorded.

As of the date of this filing, we have not filed our 2025 federal and state income tax returns. We expect to file these documents as soon as practicable.

NOTE 17 – DEFINED CONTRIBUTION PLAN

We sponsor a defined contribution 401(k) plans covering eligible U.S. employees, who may contribute up to 80% of their compensation, subject to limitations established by the Internal Revenue Code. We amended our plan in 2024 to remove any matching feature. No matching contributions were made for the years ended December 31, 2025 and 2024.

NOTE 18 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Cash Deposits

Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents. Although we deposit cash with multiple banks, these deposits may exceed the amount of insurance provided on such deposits. These deposits may generally be redeemed upon demand and bear minimal risk.

Revenue and Accounts Receivable

For the year ended December 31, 2025, the Company had one customer that represented approximately 10% of total revenue. For the year ended December 31, 2024, no customer represented 10% or more of total revenue.

As of December 31, 2025, the Company had one customer that represented approximately 17% of our accounts receivable balance. As of December 31, 2024, two customers represented approximately 13% and 11%, respectively, of our accounts receivable balance.

NOTE 19 – ACCUMULATED OTHER COMPREHENSIVE LOSS

	Foreign Currency Translation Adjustments	Total AOCL

Balance as of December 31, 2023	$1,320,177	$1,320,177
Other comprehensive income	(4,779)	(4,779)
Amounts reclassified from AOCL	(1,320,177)	(1,320,177)
Balance as of December 31, 2024	$(4,779)	$(4,779)

NOTE 20 – SUBSEQUENT EVENTS

On January 12, 2026, we filed a Certificate of Amendment with the Secretary of State of the State of Delaware to our Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Amendment”), to increase the number of authorized shares of our Common Stock, par value $0.00001 per share, from 300,000,000 to 1,300,000,000. The Certificate of Amendment was approved by our stockholders at the 2025 Annual Meeting of Stockholders held on December 10, 2025, as reported on the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2025.

On February 13, 2026, we filed a Form S-8 Registration Statement with the SEC to register an aggregate of 10,000,000 additional shares of our common stock available for issuance under our 2023 Equity Incentive Plan, as amended (the “Plan”). The additional shares are being registered in addition to our common stock previously registered for issuance under the Plan pursuant to our Registration Statement on Form S-8 filed with the Commission on October 31, 2023.

