Form 10-K/A
period 2025-12-31
CISO Global, Inc.
filed 2026-04-02
CIK 1777319

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026 (the “Original Form 10-K”). The purpose of this Amendment is to correct two inadvertent errors identified by us subsequent to the Original Form 10-K. First, to replace in its entirety the consent of our independent registered public accounting firm, Semple, Marchal & Cooper, LLP, included as Exhibit 23.1 to the Original Form 10-K. Second, to correct committee membership in the director table and to correct the determination of director independence, each as set forth in Item 10 of the Original Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15(b) of Part IV, and Item 10 of Part III, of the Original Form 10-K are hereby amended and restated in their entirety. In addition, as required by the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

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

Name	Age	Position
David G. Jemmett	59	Chief Executive Officer and Director
Debra L. Smith	55	Chief Financial Officer
Kyle J. Young (4)	43	Interim Chief Operating Officer
Andrew K. McCain	63	Director
Phillip Balatsos (1) (2) (3)	48	Director
Mohsen (Michael) Khorassani (1) (2) (3)	60	Director
Andrew Hancox (1) (2) (3)	55	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Governance and Nominating Committee
(4)	On December 22, 2025, Kyle J. Young tendered his resignation from his position as Interim Chief Operating Officer of our company. His resignation became effective on January 2, 2026.

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

Director Independence

Our Board of Directors is comprised of a majority of independent directors, as “independence,” is defined by the listing standards of The Nasdaq Stock Market and by the SEC. Our Board of Directors has concluded that each of Messrs. Balatsos, Hancox, and Khorassani is “independent”, having concluded that any relationship between such director and our company, in its opinion, does not interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has concluded that Mr. McCain is not “independent” due to the amount of fees paid by Hensley Beverage Company to us pursuant that certain Managed Services Agreement, and Mr. Jemmett is not “independent” because he is an employee director.

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

Former directors Reid S. Holbrook and Ernest M. (Kiki) VanDeWeghe, III, served on the Audit Committee during fiscal year 2025 until their resignation in January 2025. Mr. McCain served as chair of the Audit Committee during fiscal 2025.

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

Former directors Reid S. Holbrook and Ernest M. (Kiki) VanDeWeghe, III, served on the Compensation Committee during fiscal year 2025 until their resignation in January 2025. During fiscal 2025, Mr. McCain served on the Compensation Committee and Mr. Khorassani served as chair of the Compensation Committee.

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

Former directors Reid S. Holbrook, Ret. General Robert C. Oaks, and Ernest M. (Kiki) VanDeWeghe, III, served on the Governance and Nominating Committee during fiscal year 2025 until their resignation in January 2025. Mr. Hancox served as chair of the Governance and Nominating Committee during fiscal 2025.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Agreement for the Purchase and Sale of Limited Liability Company Interests of GenResults, LLC dated April 12, 2019	10-12G	10.1	10/2/2019
2.2**	Agreement and Plan of Merger by and among the Registrant, TalaTek, LLC, TalaTek Merger Sub and Baan Alsinawi dated September 23, 2019	10-12G	2.2	10/2/2019
2.3	Stock Purchase Agreement by and among the Registrant, Technologyville, Inc. and Brian Yelm dated May 25, 2020	8-K	10.1	5/29/2020
2.4	Share Purchase Agreement among the Registrant, Clear Skies Security, LLC and all of its Members dated July 31, 2020	8-K	10.1	8/6/2020
2.5**	Agreement and Plan of Merger by and among the Registrant, Alpine Merger Sub, LLC, Alpine Security, LLC and Christian Espinosa dated December 16, 2020	8-K	10.1	12/21/2020
2.6**	Amended and Restated Agreement and Plan of Merger by and among the Registrant, Catapult Acquisition Merger Sub, LLC, Catapult Acquisition Corporation, the shareholders of Catapult Acquisition Corporation and Darek Hahn dated July 26, 2021	8-K	10.1	08/02/2021
2.7**	Stock Purchase Agreement by and among the Registrant, Atlantic Technology Systems, Inc., Atlantic Technology Enterprises, Inc., and James Montagne and Miriam Montagne as sole shareholders, dated October 1, 2021	8-K	10.1	10/07/2021
2.8**	Agreement and Plan of Merger by and among the Registrant, RED74 Merger Sub, LLC, RED74 LLC, Ticato Holdings, Inc. and Tim Coleman dated October 8, 2021	8-K	10.1	11/15/2021
2.9**	Stock Purchase Agreement by and among the Registrant, Southford Equities, Inc., a British Virgin Islands based company and David Esteban Alfaro Medina, Roberto Andrés Arriagada Poblete and Camilo Orlando Garrido Briones dated December 1, 2021	8-K	10.1	12/06/2021
2.10	Stock Purchase Agreement among the Registrant and certain shareholders of True Digital Security Inc. dated January 5, 2022	8-K	10.1	01/06/2022
2.11**	Agreement and Plan of Merger among the Registrant and certain shareholders of True Digital Security Inc. dated January 5, 2022	8-K	10.2	01/06/2022
2.12	Stock Purchase Agreement by and among the Registrant and Southford Equities, Inc., David Esteban Alfaro Medina, Roberto Andrés Arriagada Poblete, Camilo Orlando Garrido Briones, dated July 1, 2024	8-K	10.1	07/05/2024

2.13	Stock Purchase Agreement by and among the Registrant and CT Group, LP, Alejandro Torchio, Datadeck, LP, Diego Cabai, Woodface, LP, Rodrigo Astorga. VMT Technologies, LP, José Williams Torres Valenzuela, Quijote Ventures, LP, Lucio Quijano, dated July 1, 2024.	8-K	10.2	07/05/2024
2.14	Stock Purchase Agreement by and among the Registrant and Itada Equities, Inc., Lilian Andre Espinosa Villarroel, Lorenzo Espinoza Labra, dated July 1, 2024	8-K	10.3	07/05/2024
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	08/15/2022
3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	04/10/2023
3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	03/07/2024
3.1(c)	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	3.1	1/16/2026
3.1(d)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of the Registrant	8-K	3.1	08/05/2025
3.1(e)	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of the Registrant	8-K	3.1	09/29/2025
3.2	Second Amended and Restated By-laws of the Registrant	8-K	3.1	10/10/2023
4.1	Form of Common Stock Certificate of the Registrant	10-K	4.1	03/30/2020
4.2	Description of Securities Registered under Section 12 of the Exchange Act	10-K	4.2	04/16/2024
4.3	Form of Underwriter Warrant	S-1	4.3	12/14/2021
4.4	Form of Placement Agent Warrant	8-K	4.1	05/17/2023
10.1#	2019 Equity Incentive Plan, as amended	10-Q	10.3	08/15/2022
10.2#	Form of Stock Option Agreement	10-K	10.3	04/15/2022
10.3#	Employment Agreement between the Registrant and David G. Jemmett dated September 30, 2019	10-12G	10.2	010/2/2019
10.4#	Employment Agreement by and between Debra L. Smith and the Registrant dated December 31, 2020	10-K	10.10	04/15/2022
10.5#	Employment Agreement by and between Kyle J. Young and the Registrant dated March 30, 2023	10-K	10.7	03/31/2023
10.6	Form of Lockup Agreement	S-1/A	10.14	01/07/2022
10.7	Purchase Agreement, dated March 20, 2023, by and between the Registrant and Hensley & Company dba Hensley Beverage Company	8-K	10.1	03/20/2023
10.7(a)	Amendment Number One to Purchase Agreement and the Note dated March 20, 2023, by and between the Registrant and Hensley & Company dba Hensley Beverage Company	10-K	10.7(a)	03/31/2025
10.8	10% Unsecured Convertible Note by the Registrant payable to Hensley & Company, dated March 20, 2023	8-K	10.2	03/20/2023
10.9	Placement Agency Agreement, dated May 16, 2023, by and between the Registrant and each Purchaser thereto	8-K	10.2	05/17/2023
10.10	Form of Securities Purchase Agreement, dated May 16, 2023, by and between the Registrant and each Purchasers thereto	8-K	10.1	05/17/2023
10.11	Form of Intellectual Property Buy-Back Purchase Agreement	8-K	10.1	12/04/2024
10.12	Form of Promissory Note	8-K	10.2	12/04/2024
10.13	Form of Convertible Note by the Registrant and payable to Target Capital 14, LLC.	8-K	10.2	12/16/2024

10.14	Form of Common Stock Purchase Warrant by the Registrant and Target Capital 14, LLC.	8-K	10.4	12/16/2024
10.15	Form of Registration Rights Agreement dated December 10, 2024, by and between the Registrant and Purchasers thereto	8-K	10.6	12/16/2024
10.16	Placement Agency Agreement dated December 10, 2024, by and between the Registrant and each Purchaser thereto	8-K	10.7	12/16/2024
10.17	Securities Purchase Agreement dated December 10, 2024, between Registrant and the Purchasers thereto	8-K	10.1	12/16/2024
10.18	Exchange Agreement, dated August 4, 2025, by and between the Registrant and Hensley & Company, d/b/a Hensley Beverage Company	8-K	10.1	08/05/2025
10.19	Exchange Agreement, dated August 4, 2025, by and between the Registrant and J C Associates, Inc.	8-K	10.2	08/05/2025
10.20	Preferred Equity Purchase Agreement, dated September 24, 2025, by and between the Registrant and B. Riley Principal Capital I	8-K	10.1	09/29/2025
10.21#	2023 Equity Incentive Plan, as amended	8-K	10.1	12/16/2025
10.22	Placement Agency Agreement, dated May 16, 2023, by and between the Registrant and each Purchaser thereto	8-K	10.2	05/17/2023
10.23	Form of Securities Purchase Agreement, dated May 16, 2023, by and between the Registrant and each Purchasers thereto	8-K	10.1	05/17/2023
10.24	Form of Intellectual Property Buy-Back Purchase Agreement	8-K	10.1	12/04/2024
10.25	Form of Promissory Note	8-K	10.2	12/04/2024
10.26	Form of Convertible Note by the Registrant and payable to Target Capital 14, LLC.	8-K	10.2	12/16/2024
10.27	Form of Convertible Note by the Registrant and payable to Secure Net Capital, LLC.	8-K	10.3	12/16/2024
10.28	Form of Common Stock Purchase Warrant by the Registrant and Target Capital 14, LLC.	8-K	10.4	12/16/2024
10.29	Form of Common Stock Purchase Warrant by the Registrant and Secure Net Capital, LLC.	8-K	10.5	12/16/2024
10.30	Form of Registration Rights Agreement dated December 10, 2024, by and between the Registrant and Purchasers thereto	8-K	10.6	12/16/2024
10.31	Placement Agency Agreement dated December 10, 2024, by and between the Registrant and each Purchaser thereto	8-K	10.7	12/16/2024
10.32	Securities Purchase Agreement dated December 10, 2024, between Registrant and the Purchasers thereto	8-K	10.1	12/16/2024
19.1+	CISO Global, Inc. Insider Trading Policy	10-K	19.1	03/30/2026
21.1+	Subsidiaries of the Registrant	10-K	21.1	03/30/2026
23.1*	Consent of Semple, Marchal & Cooper LLP
23.2+	Consent of Baker Tilly Chile Ltda.	10-K	23.2	03/30/2026
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
97.1	CISO Global, Inc. Executive Officer Incentive Compensation Recovery Policy	10-K	97.1	04/16/2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

*Filed/furnished herewith.

+ Filed with Original Form 10-K.

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

CISO GLOBAL, INC.

By:	/s/ David G. Jemmett
Name:	David G. Jemmett
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	April 2, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David G. Jemmett
Name:	David G. Jemmett
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	April 2, 2026

By:	/s/ Debra L. Smith
Name:	Debra L. Smith
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	April 2, 2026

By:	/s/ Andrew K. McCain
Name:	Andrew K. McCain
Title:	Director
Date:	April 2, 2026

By:	/s/ Phillip Balatsos
Name:	Phillip Balatsos
Title:	Director
Date:	April 2, 2026

By:	/s/ Mohsen (Michael) Khorassani
Name:	Mohsen (Michael) Khorassani
Title:	Director
Date:	April 2, 2026

By:	/s/ Andrew Hancox
Name:	Andrew Hancox
Title:	Director
Date:	April 2, 2026

-10-