Form 10-Q
period 2026-03-31
CISO Global, Inc.
filed 2026-05-14
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 13, 2026, there were 45,313,337 shares of the registrant’s common stock outstanding.

CISO GLOBAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026 (unaudited)

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

Forward-looking statements made in this Quarterly Report on Form 10-Q include statements about:

●	our belief that culture is the foundation of every successful cybersecurity and compliance program;
●	our ability to differentiate ourselves from the majority of cybersecurity firms that are focused on a specific technology or service by remaining technology agnostic, focusing on accumulating highly sought-after topic experts;
●	that we will continually seek to identify and acquire cybersecurity talent to expand our service scope and geographical coverage to provide the best possible service for our clients;
●	our belief that bringing together a world-class team of technological experts with multi-faceted expertise in critical aspects of cybersecurity is key to providing technology-agnostic solutions to our clients in a business environment that has suffered from a chronic lack of highly skilled professionals, thereby setting us apart from competitors and in-house security teams;
●	our ability to achieve our goal of creating a culture of security and to help quantify, define, and capture a return on investment from information technology and cybersecurity spending;
●	the substantial doubt about our ability to continue as a going concern;
●	our ability to regain compliance with the minimum bid price requirement or otherwise be in compliance with the other listing standards for the Nasdaq Capital Market;
●	our intention to satisfy the Series B Preferred Stock redemption through a combination of operating cash flows and additional financing;
●	our ability to fund ongoing operations upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles;
●	that we may be unable to access further equity or debt financing when needed; and
●	our belief that we maintain adequate indirect tax accruals.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks detailed from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as amended, any of which may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED)

CISO GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2026	2025

ASSETS

Current Assets:
Cash and cash equivalents	$640,075	$1,695,994
Accounts receivable, net of allowance for credit losses of $58,858 and $60,551 at March 31, 2026, and December 31, 2025, respectively	1,321,532	1,201,061
Prepaid cost of revenue	82,735	70,216
Prepaid expenses and other current assets	150,601	204,997
Contract assets	130,889	91,956
Total Current Assets	2,325,832	3,264,224

Property and equipment, net	406,858	450,104
Operating lease right-of-use assets, net	328,638	370,345
Intangible assets, net	694,205	881,075
Goodwill	19,900,550	19,900,550
Prepaid cost of revenue, net of current portion	-	29,989
Other assets	131,966	131,966

Total Assets	$23,788,049	$25,028,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,174,965	$2,682,762
Accrued expenses and other current liabilities	1,499,838	1,592,874
Deferred revenue	895,433	1,024,725
Lease liabilities	186,435	181,478
Loans payable	83,075	83,983
Line of credit	2,009,988	2,172,667
Total Current Liabilities	7,849,734	7,738,489

Deferred revenue, net of current portion	22,261	33,673
Loans payable, net of current portion	-	3,605
Lease liabilities, net of current portion	213,272	260,572

Total Liabilities	8,085,267	8,036,339

Commitments and Contingencies (Note 10)

Temporary Equity: Series B Preferred Stock; 2,396 shares issued at March 31, 2026 and December 31, 2025, respectively; 1,778 and 2,081 shares outstanding at March 31, 2026 and December 31, 2025, respectively	1,866,900	2,171,980

Stockholders’ Equity:
Common Stock, $.00001 par value; 1,300,000,000 shares authorized; 45,815,474 and 45,173,774 shares issued at March 31, 2026 and December 31, 2025, respectively; 45,313,337 and 44,671,637 outstanding at March 31, 2026 and December 31, 2025, respectively	458	451
Preferred Stock, $.00001 par value; 50,000,000 shares authorized: Series A Preferred Stock; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Additional paid-in capital	206,060,872	205,462,426
Treasury stock, at cost (502,137 shares)	(290,737)	(290,737)
Accumulated other comprehensive income (loss)	(4,288)	(10,689)
Accumulated deficit	(191,930,423)	(190,341,517)
Total Stockholders’ Equity	13,835,882	14,819,934

Total Liabilities, Temporary Equity and Stockholders’ Equity	$23,788,049	$25,028,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

CISO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Revenue:
Security managed services	$5,540,348	$6,445,233
Professional services	484,971	569,823
Cybersecurity software	195,006	147,266
Total revenue	6,220,325	7,162,322

Cost of revenue:
Security managed services	1,639,954	2,003,847
Professional services	39,370	50,192
Cybersecurity software	56,343	33,230
Cost of payroll	2,585,299	2,752,046
Stock-based compensation	75,252	541,405
Total cost of revenue	4,396,218	5,380,720
Total gross profit	1,824,107	1,781,602

Operating expenses:
Professional fees	689,166	513,679
Advertising and marketing	12,562	3,730
Selling, general and administrative	2,348,308	2,656,891
Stock-based compensation	218,121	317,047
Total operating expenses	3,268,157	3,491,347

Loss from operations	(1,444,050)	(1,709,745)

Other (expense) income:
Change in fair value of derivative liability	-	5,387,691
Loss on extinguishment of convertible notes	-	(839,151)
Interest expense, net	(127,051)	(8,212,871)
Other expense	(17,805)	(5,528)
Total other expense	(144,856)	(3,669,859)

Loss from continuing operations before income taxes	(1,588,906)	(5,379,604)
Benefit from income taxes	-	-
Loss from continuing operations	(1,588,906)	(5,379,604)

Net loss	$(1,588,906)	$(5,379,604)

Net loss per common share, basic and diluted:	$(0.04)	$(0.38)

Weighted-average shares used in computing net loss per share, basic and diluted:	45,179,343	14,204,831

Other comprehensive income (loss):
Foreign currency translation adjustments	$6,401	$(4,206)
Other comprehensive income (loss)	6,401	(4,206)
Comprehensive loss	$(1,582,505)	$(5,383,810)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CISO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Temporary Equity		Permanent Equity
	Series B Preferred Stock		Common Stock		Series A Preferred Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2026	2,081	$2,171,980	45,173,774	$451	-	$-	(502,137)	$(290,737)	$205,462,426	$(10,689)	$(190,341,517)	$14,819,934

Stock-based compensation	-	-	-	-	-	-	-	-	293,373	-	-	293,373
Issuance of Common Stock for services	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Common Stock	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of Series B Preferred Stock to Common Stock	(303)	(290,880)	641,700	7	-	-	-	-	290,873	-	-	290,880
Adjustment of Series B Preferred Stock to redemption value	-	(14,200)	-	-	-	-	-	-	14,200	-	-	14,200
Issuance of warrants	-	-	-	-	-	-	-	-	-	-	-	-
Exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-
Exercise of stock options	-	-	-	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	6,401	-	6,401
Net loss	-	-	-	-	-	-	-	-	-	-	(1,588,906)	(1,588,906)
Balance at March 31, 2026	1,778	$1,866,900	45,815,474	$458	-	$-	(502,137)	$(290,737)	$206,060,872	$(4,288)	$(191,930,423)	$13,835,882

	Temporary Equity		Permanent Equity
	Series B Preferred Stock		Common Stock		Series A Preferred Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2025	-	$-	12,324,003	$123	-	$-	(502,137)	$(290,737)	$183,707,063	$(4,779)	$(182,262,606)	$1,149,064

Stock-based compensation - stock options	-	-	-	-	-	-	-	-	850,992	-	-	850,992
Issuance of Common Stock for services	-	-	100,000	1	-	-	-	-	90,999	-	-	91,000
Issuance of Common Stock	-	-	3,809,519	38	-	-	-	-	1,719,518	-	-	1,719,556
Conversion of convertible notes into Common Stock	-	-	14,085,716	141	-	-	-	-	8,544,010	-	-	8,544,151
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	4,206	-	4,206
Net loss	-	-	-	-	-	-	-	-	-	-	(5,379,604)	(5,379,604)
Balance at March 31, 2025	-	$-	30,319,238	$303	-	$-	(502,137)	$(290,737)	$194,912,582	$(573)	$(187,642,210)	$6,979,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

CISO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,588,906)	$(5,379,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation - stock options	293,373	850,992
Stock-based compensation - stock issued for services	-	7,460
Non-cash interest expense	-	7,898,323
Depreciation and amortization	237,996	312,224
Non-cash operating lease costs	41,707	41,707
Bad debt (recovery) expense	(1,693)	59,022
Change in fair value of derivative liability	-	(5,387,691)
Loss on extinguishment of convertible notes	-	839,151
Other	1,031	1,750
Changes in operating assets and liabilities:
Accounts receivable	(118,778)	36,789
Contract assets	(38,933)	(32)
Prepaid expenses and other assets	71,866	(738,475)
Accounts payable	498,604	(1,270,975)
Accrued expenses and other current liabilities	(93,036)	(63,054)
Lease liabilities	(42,343)	(36,349)
Deferred revenue	(140,704)	(124,746)
Net cash used in operating activities	(879,816)	(2,953,508)

Cash flows from investing activities:
Purchases of property and equipment	(8,911)	-
Net cash used in investing activities	(8,911)	-

Cash flows from financing activities:
Proceeds from sales of common stock, net of offering costs	-	1,719,556
Proceeds from convertible notes payable	-	5,000,000
Proceeds from line of credit	6,019,500	1,000,000
Payments on line of credit	(6,182,179)	(923,851)
Payments on loans payable	(4,513)	(1,639,284)
Payments of debt issuance costs	-	(1,408,642)
Net cash (used in) provided by financing activities	(167,192)	3,747,779

Net (decrease) increase in cash and cash equivalents	(1,055,919)	794,271

Cash and cash equivalents - beginning of the period	1,695,994	992,589

Cash and cash equivalents - end of the period	$640,075	$1,786,860

Supplemental cash flow information:
Cash paid for:
Interest	$125,898	$251,835
Income taxes	$-	$-
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in exchange for services	$-	$91,000
Conversion of convertible notes - common stock	$-	$7,705,000
Conversion of Series B Preferred Stock to common stock	$290,880	$-
Adjustment to redemption value of Series B Preferred Stock	$14,200	$-

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

NOTE 1 – ORGANIZATION OF BUSINESS AND GOING CONCERN

Description of the Business

We are a leading cybersecurity, compliance, and software company comprised of highly trained and seasoned security professionals who work with clients to enhance or create a better cyber posture in their organization. We provide a full range of cybersecurity consulting, related services, and cybersecurity software – spanning all four pillars of security: proprietary software stack, compliance, cybersecurity, and organizational culture. Our comprehensive cybersecurity services include managed security, compliance services, security operations center (“SOC”) services, virtual Chief Information Security Officer (“vCISO”) services, incident response, certified forensics, technical assessments, and cybersecurity training. We believe that culture is the foundation of every successful cybersecurity and compliance program. To deliver that outcome, we developed our unique offering of MCCP+ (“Managed Compliance & Cybersecurity Provider + Culture”), which is a holistic solution that provides all four of these pillars under one roof from a dedicated team of subject matter experts. In contrast to the majority of cybersecurity firms that are focused on a specific technology or service, we seek to differentiate ourselves by remaining technology agnostic, focusing on accumulating highly sought-after topic experts. We continually seek to identify and acquire cybersecurity talent to expand our service scope and geographical coverage to provide the best possible service for our clients. We believe that bringing together a world-class team of technological experts with multi-faceted expertise in the critical aspects of cybersecurity is key to providing technology-agnostic solutions to our clients in a business environment that has suffered from a chronic lack of highly skilled professionals, thereby setting us apart from competitors and in-house security teams. Our goal is to create a culture of security and to help quantify, define, and capture a return on investment from information technology and cybersecurity spending.

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

Our interim financial statements are unaudited, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2026. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended (“2025 Form 10-K”). The December 31, 2025 condensed consolidated balance sheet included herein is derived from the audited consolidated financial statements included in the 2025 Form 10-K but does not include all disclosures required by GAAP.

Reclassifications

Reclassifications of certain immaterial prior period amounts have been made to conform to the current period presentation. The reclassifications had no impact on the reported results of operations.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, due to losses incurred, historical cash used in operations and the existence of a working capital deficit, substantial doubt about our ability to continue as a going concern exists. Our company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles. We are evaluating strategies to obtain the required additional funding for future operations. These strategies may include obtaining equity financing, issuing debt or entering into other financing arrangements, and restructuring operations to grow revenues and decrease expenses. However, we may be unable to access further equity or debt financing when needed. As such, there can be no assurance that we will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

On September 24, 2025, we entered into a Preferred Equity Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital I (“B. Riley”) pursuant to which we may sell up to $15.0 million of shares of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”). As of March 31, 2026, B. Riley purchased $2.3 million (2,396 shares) of the Series B Preferred Stock, of which 618 shares have been converted into shares of our Common Stock. Additional issuances under the Purchase Agreement are subject to customary conditions, including market-price/VWAP thresholds and a 9.99% beneficial ownership limitation.

On April 1, 2026, B. Riley delivered a conversion notice for the remaining 1,778 shares of Series B Preferred Stock. Because the notice was delivered at a time when the volume-weighted average price of our Common Stock was below the minimum conversion price of $0.40 per share for ten consecutive trading days, we are obligated to redeem the remaining Series B Preferred Stock and make monthly payments beginning May 1, 2026 equal to one-twelfth of 105% of the $1,778,000 stated value (aggregate $1,866,900, or $155,575 per month) over eleven months. These required cash payments increase our near-term liquidity needs, and we intend to satisfy them through a combination of operating cash flows and additional financing; however, there can be no assurance that sufficient funds will be available on acceptable terms, if at all.

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

If our public float remains below $75 million, our sales under the shelf are limited to no more than one-third of our public float in any 12-month period.

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

Material estimates include the allowance for credit losses, the carrying value of intangible assets and goodwill, our deferred tax assets and valuation allowance, the adequacy of insurance reserves, and assumptions used in the Black-Scholes option pricing model, such as expected term, stock price volatility and risk-free interest rate.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to our accounting policies disclosed in our 2025 Form 10-K.

Contract Liabilities

Contract liabilities consist of deferred revenue and primarily include amounts billed or payments received in advance of revenue recognition. These amounts relate to services not yet performed or annual software licenses for which revenue will be recognized as the services are delivered or ratably over the license term. We generally invoice customers in advance or in milestone-based installments.

We recognized revenue of $290,723 and $570,741 for the three months ended March 31, 2026 and 2025, respectively, which was included in the corresponding deferred revenue balance at the beginning of the period.

Changes in deferred revenue were as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Beginning balance	$1,058,398	$1,449,718
Additions to deferred revenue	777,715	729,244
Recognition of deferred revenue	(918,419)	(853,990)
Ending balance	$917,694	$1,324,972

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of Common Stock and potentially dilutive shares of Common Stock outstanding during the period.

For dilutive securities, all outstanding stock options, restricted stock units, warrants, and Series B Preferred Stock are considered potentially outstanding Common Stock. The dilutive effect, if any, of stock options, restricted stock units, and warrants is calculated using the treasury stock method. All outstanding shares of Series B Preferred Stock are considered Common Stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Numerator:
Loss from continuing operations	$(1,588,906)	$(5,379,604)
Add: Adjustment of Series B Preferred Stock to redemption value	14,200	-
Less: Deemed dividend related to Series B Preferred Stock	(37,579)	-
Net loss attributable to common stockholders	$(1,612,285)	$(5,379,604)

Denominator:
Weighted-average shares outstanding – basic & diluted	45,179,343	14,204,831

Net loss per share – basic & diluted:	$(0.04)	$(0.38)

The following potentially dilutive securities were excluded from the computation of diluted net loss per common share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Stock options	3,596,804	1,473,967
Restricted stock units	1,150,000	-
Warrants	5,031,281	6,774,559
Series B Preferred Stock	4,445,000	-
Convertible notes payable	-	1,958,854
Total	14,223,085	10,207,380

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

We utilize Accounting Standards Codification Topic 740 (ASC 740), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. We account for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At March 31, 2026 and December 31, 2025, our net deferred tax assets have been fully reserved.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires additional disaggregated disclosures on an entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. As an emerging growth company (EGC), we have elected to adopt the standard based on the effective dates applicable to non-public business entities. Accordingly, we will adopt ASU 2023-09 for annual periods beginning after December 15, 2025. We expect this to result in additional disclosures in our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public entities to provide disaggregated disclosure of expenses included within relevant income statement expense captions, as well as additional disclosures about selling expenses. This update is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of the ASU or (2) retrospectively to any or all prior periods presented in the financial statements. The adoption of ASU 2024-03 is expected to result in additional disclosures in our condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The purpose of this ASU is to modernize the accounting guidance for the costs to develop software for internal use by removing all references to prescriptive and sequential software development project stages and providing further guidance on when an entity is required to start capitalizing eligible costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027. Early adoption is permitted and the new guidance should be applied either on a prospective transition, a modified transition or a retrospective transition approach. Our company is currently evaluating the impact of this standard on its condensed consolidated financial statements and disclosures.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

	March 31, 2026	December 31, 2025
Prepaid expenses	$110,669	$157,231
Prepaid insurance	39,932	47,766
Total prepaid expenses and other current assets	$150,601	$204,997

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2026	December 31, 2025
Computer equipment	$353,900	$375,076
Leasehold improvements	25,791	25,791
Furniture and fixtures	72,511	72,511
Software	866,254	866,254
	1,318,456	1,339,632
Less: accumulated depreciation	(911,598)	(889,528)
Property and equipment, net	$406,858	$450,104

Total depreciation expense was $51,126 and $79,054 for the three months ended March 31, 2026 and 2025, respectively.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Goodwill

The following table presents the goodwill balance and accumulated impairment losses as of March 31, 2026 and December 31, 2025:

Balance at March 31, 2026 and December 31, 2025
Gross goodwill	$71,525,609
Accumulated impairment losses	(51,625,059)
Goodwill, net of accumulated impairment losses	$19,900,550

Intangible Assets

Intangible assets, net are summarized as follows:

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$3,835,981	$(3,559,816)	$276,165
Customer base	572,048	(407,144)	164,904
Non-compete agreements	487,400	(487,400)	-
Intellectual property/technology	2,455,879	(2,202,743)	253,136
	$7,351,308	$(6,657,103)	$694,205

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$3,835,981	$(3,472,606)	$363,375
Customer base	572,048	(390,193)	181,855
Non-compete agreements	487,400	(487,400)	-
Intellectual property/technology	2,455,879	(2,120,034)	335,845
	$7,351,308	$(6,470,233)	$881,075

The weighted average remaining useful life of identifiable amortizable intangible assets is 1.51 years as of March 31, 2026.

Amortization of identifiable intangible assets for the three months ended March 31, 2026 and 2025 was $186,870 and $233,170, respectively.

Based on the balance of intangible assets at March 31, 2026, expected future amortization expense is as follows:

2026 (remainder of)	$522,595
2027	73,210
2028	49,200
2029	49,200
$694,205

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025

Accrued expenses	$868,904	$797,011
Accrued payroll and bonuses	554,987	691,622
Accrued commissions	43,000	64,500
Indirect taxes payable	22,539	30,486
Accrued interest	10,408	9,255
Total accrued expenses and other current liabilities	$1,499,838	$1,592,874

Note 7 – RELATED PARTY TRANSACTIONS

Managed Services Agreement with Hensley Beverage Company – Related Party

In July 2021, we entered into a 1-year Managed Services Agreement with Hensley Beverage Company to provide secured managed services. We also may be engaged by Hensley Beverage Company from time to time to provide other related services outside the scope of the Managed Services Agreement. While the agreement provides for an original term through December 31, 2021, the agreement will continue until terminated by either party. For the three months ended March 31, 2026 and 2025, we received $515,967 and $186,217, respectively, from Hensley Beverage Company for contracted services, and had an outstanding receivable balance of $3,089 and $125,215 as of March 31, 2026 and December 31, 2025, respectively. Mr. McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company, d/b/a/ Hensley Beverage Company.

Convertible Note Payable with Hensley & Company

In March 2023, we issued an unsecured convertible note to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest, was due on March 20, 2025. On March 25, 2025, we entered into Amendment Number One to this convertible note, which extended the maturity date of the convertible note to March 20, 2026. Mr. McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company. During the three months ended March 31, 2025, we recorded interest expense of $125,000. On August 5, 2025, the principal amount of $5,000,000 together with $1,180,554 of accrued and unpaid interest payable under the convertible note were converted into Series A Preferred Stock and the convertible note was fully extinguished. On November 6, 2025, Hensley & Company converted all outstanding shares of Series A Preferred Stock together with $222,815 in accrued and unpaid dividends to shares of our Common Stock.

Note 8 - STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY

Equity Transactions

For the three months ended March 31, 2026, we did not have any sales transaction for Common Stock under our registration statement on Form S-3 that was declared effective on July 7, 2025.

For the three months ended March 31, 2025, we sold 3,809,519 shares of our Common Stock for proceeds of $1,719,556 (net of $62,465 of offering costs) under our registration statement on Form S-3 that was declared effective on June 27, 2022.

Series A Preferred Stock

On August 4, 2025, we entered into the Exchange Agreements with Hensley & Company, an entity affiliated with Andrew K. McCain, a director of our company, and JC Associates, Inc. (the “Exchange Agreements”). Pursuant to the Exchange Agreements, the holders exchanged certain outstanding convertible notes, as amended from time to time, with aggregate principal and accrued interest of approximately $9,297,894 for an aggregate of 9,297,894 newly authorized shares of Series A Preferred Stock. Upon the closing of the transactions contemplated by the Exchange Agreements, the Exchange Notes were cancelled, and the holders relinquished all rights, powers, privileges, remedies, or interest under such securities. The Series A Preferred Stock was entitled to cumulative dividends at a rate of 10% per annum, accruing daily and compounding quarterly, whether or not declared by the Board of Directors, based on the original issuance price plus any previously accrued and unpaid dividends.

On November 6, 2025, Hensley and JC Associates converted all 9,297,894 outstanding shares of Series A Preferred Stock, together with $222,815 in accrued and unpaid dividends, into 9,520,709 shares of Common Stock.

Series B Preferred Stock

On September 24, 2025, we entered into the Purchase Agreement with B. Riley, pursuant to which we may sell up to $15.0 million of shares of our Series B Preferred Stock. Such sales of Series B Preferred Stock by us to B. Riley, if any, will be subject to certain limitations and conditions set forth in the Purchase Agreement, and may occur from time to time, at our sole discretion, over the 18-month period commencing September 24, 2025 and terminating on the earliest of (i) March 24, 2027 and (ii) the date on which B. Riley shall have made payment of the aggregate purchase price equal to $15.0 million. In no event may we issue or sell to B. Riley under the Purchase Agreement shares of our Series B Preferred Stock that are convertible into an aggregate number of shares of Common Stock exceeding a customary 9.99% beneficial ownership limitation.

During the year ended December 31, 2025, we issued 2,396 shares of Series B Preferred Stock to B. Riley pursuant to the Purchase Agreement for cash proceeds of $1,774,935 (net of $525,065 of offering costs). Such shares are classified as temporary equity in our company’s consolidated balance sheet, because they are redeemable upon the occurrence of an event that is not solely within the control of our company, and subsequent to issuance their carrying value is adjusted to redemption value. For the three months ended March 31, 2026, we recognized a $14,200 decrease to the carrying value of Series B Preferred Stock to measure it at its redemption value as of March 31, 2026 with a corresponding increase to additional paid-in capital. During the three months ended March 31, 2026, B. Riley converted 303 shares of Series B Preferred Stock into 641,700 shares of Common Stock. As of March 31, 2026, 1,778 shares of Series B Preferred Stock remained outstanding. Refer to Note 1 above regarding discussion about the April 1, 2026 conversion notice submitted by B. Riley regarding the remaining 1,778 shares of Series B Preferred Stock that are outstanding. Any additional future issuances of shares of Series B Preferred Stock to B. Riley pursuant to the Purchase Agreement are subject to certain conditions, including (i) the lowest daily VWAP for each of the five (5) consecutive trading days prior to the put notice date and (ii) the closing sale price on the trading day prior to the put notice date shall equal or exceed 150% of the minimum conversion price then in effect.

Warrants

The following table summarizes warrant activity for the three months ended March 31, 2026:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	5,031,281	$1.18	3.92	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at March 31, 2026	5,031,281	$1.18	3.68	-
Exercisable at March 31, 2026	5,031,281	$1.18	3.68	-

Note 9 – STOCK-BASED COMPENSATION

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

The following table summarizes stock option activity for the three months ended March 31, 2026:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	4,042,952	$9.78	8.17	$16,013
Granted	250,000	0.39	-	-
Exercised	-	-	-	-
Expired or cancelled	(696,148)	4.43	-	-
Outstanding at March 31, 2026	3,596,804	$10.17	8.11	$11,520
Exercisable at March 31, 2026	1,224,639	$27.96	5.98	$11,520

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the positive difference between the fair market value of our Common Stock and the exercise price of the stock options.

Total stock-based compensation expense related to the stock options was $278,447 and $850,992 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was unrecognized compensation expense of $1,299,916 with a weighted average recognition period of 1.72 years related to the stock options. The total intrinsic value of options exercised during the three months ended March 31, 2026 and 2025, was zero.

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2026 was $0.36. During the three months ended March 31, 2026, 118,421 options vested, net of forfeitures.

Restricted Stock Units

We granted restricted stock units (“RSUs”) that only contain a service-based vesting condition that is typically satisfied over four years. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the requisite service period. The fair value of RSUs is determined by the closing price of our Common Stock on the grant date. On June 13, 2025, we granted 1,550,000 RSUs with a weighted-average grant date fair value of $0.96. During the three months ended March 31, 2026, 400,000 RSUs were forfeited due to employee termination. At March 31, 2026, 1,150,000 RSUs were outstanding. Total stock-based compensation expense related to the RSUs was $14,926 for the three months ended March 31, 2026. As of March 31, 2026, there was unrecognized compensation expense of $883,200 with a weighted average recognition period of 3.20 years related to the RSUs.

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

As of March 31, 2026 and December 31, 2025, our accrual for estimated indirect tax liabilities was $22,539 and $30,486, respectively, reflecting our best estimate of the potential liability based on an analysis of our business activities, revenues subject to indirect taxes, and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation, or settlements could be materially different than the amounts established for indirect tax contingencies.

Warranties

Our services are generally warranted to deliver and operate in a manner consistent with general industry standards that are reasonably applicable and materially conform with our documentation under normal use and circumstances.

We offer a limited warranty to select customers, subject to various conditions, to cover certain costs incurred by the customer in case of a security breach. We have entered into an insurance policy to cover our potential liability arising from this limited warranty arrangement. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the unaudited condensed consolidated financial statements as of March 31, 2026 and December 31, 2025.

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

On April 14, 2025, we entered into a Loan and Security Agreement (the “2025 Loan and Security Agreement”) with Aion to replace the 2024 Loan and Security Agreement, pursuant to which we may borrow up to $3,500,000. The amount available for borrowing at any one time is limited to 85% of our eligible accounts receivable. The 2025 Loan and Security Agreement bears interest at a rate of 18.00% per annum (based on a 360-day year), payable on the first business day of each month following the accrual thereof. The 2025 Loan and Security Agreement, together with accrued and unpaid interest thereon, was due on April 14, 2026 (the “Maturity Date”). Upon the occurrence of an “Event of Default” (as defined in the 2025 Loan Security Agreement and including the failure to make required payments when due after specified grace periods, certain breaches and certain specified insolvency events), Aion would have the right to accelerate payments due, which from after such acceleration would bear interest at a default rate of 29.25% per annum. The 2025 Loan and Security Agreement is secured by our assets.

As of May 14, 2026, renewal of the 2025 Loan and Security Agreement was pending finalization.

In relation to the Loan and Security Agreements, we recorded interest expense of $69,584 and $86,476 for the three months ended March 31, 2026 and 2025, respectively. Accrued interest payable as of March 31, 2026 and December 31, 2025 was $1,005 and $1,086, respectively. As of March 31, 2026 and December 31, 2025, the Loan and Security Agreement outstanding balance was $2,009,988 and $2,172,667, respectively.

Term Loans

In November 2023, we entered into a business loan and security agreement, pursuant to which we obtained a loan with a principal amount of $2,200,000 and paid an origination fee of $44,000. The business loan carried an interest rate of 53.44% per annum and was payable in 52 weekly installments of $53,731. On March 28, 2024, under a troubled debt restructuring, we entered into a Business Loan and Security Agreement (the “Loan Agreement”) with LendSpark Corporation (the “Lender”), pursuant to which we obtained a restructured loan with a principal amount of $2,200,000 (the “Restructured Loan”) from the Lender. In connection with the Restructured Loan, we entered into a Fee Agreement with the Lender, pursuant to which we issued 100,000 shares of our Common Stock, as partial consideration for the Lender’s agreement to enter into the Loan Agreement and extend credit to us. The Restructured Loan bore interest at a rate of 51.73% per annum and was payable in 52 weekly installments of $53,308, commencing on April 5, 2024. We recorded interest expense of $54,561 for the three months ended March 31, 2025. The Restructured Loan was repaid in full on March 26, 2025.

In June 2024, we entered into a Subordinated Business Loan and Security Agreement (“Subordinated Business Loan Agreement”) with Agile Capital Funding, LLC (“Agile”), pursuant to which we obtained a loan with a principal amount of $2,000,000 plus an administrative agent fee paid of $100,000 (“Subordinated Business Loan”). The Subordinated Business Loan’s interest rate was in excess of 100% per annum and was payable in 30 weekly installments. The first four installments due were $75,000 followed by 26 installments of $103,154. For the three months ended March 31, 2025, we recorded interest income of $44,100. This loan was repaid in full in February 2025.

In November 2024, we entered into a Note Purchase Agreement, pursuant to which we obtained a loan with a principal amount of $540,000 and paid an original issue discount of $140,000. The effective interest rate on the Note Purchase Agreement exceeded 100% per annum. This loan matured on January 1, 2025 and was repaid in full.

In November 2024, we entered into an Intellectual Property Buy-Back Purchase Agreement, pursuant to which we reacquired vCISO, LLC in exchange for a Promissory Note with a face value of $1,020,000 and interest of 8.00% per annum. For the three months ended March 31, 2025, we recorded interest expense of $25,268. On August 5, 2025, the Promissory Note together with $15,729 of accrued and unpaid interest were converted to Series A Preferred Stock, and the Promissory Note was fully extinguished.

As of March 31, 2026 and December 31, 2025, term loans were comprised of the following:

	Effective Interest Rates	Maturities	March 31, 2026	December 31, 2025

Term loans	4.75% to 6.00%	2026 - 2027	$83,075	$87,588
Less: current portion			(83,075)	(83,983)
Loans payable, net of current portion			$-	$3,605

Convertible Notes Payable

Hensley & Company Convertible Note

In March 2023, we issued an unsecured convertible note payable to Hensley & Company in the principal amount of $5,000,000. On March 25, 2025, we entered into Amendment #1 to this convertible note, which extended the maturity date of the convertible note to March 20, 2026. Mr. McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company. During the three months ended March 31, 2025, we recorded interest expense of $125,000. On August 5, 2025, the principal amount of $5,000,000, together with $1,180,554 of accrued and unpaid interest payable under the convertible note were converted into Series A Preferred, and the convertible note was fully extinguished. Refer to Note 7, “Related Party Transactions” for further details regarding this convertible note.

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

In December 2024, we entered into Amendment #2 to extend the maturity date of the $1,050,000 unsecured convertible note payable to December 15, 2025. In exchange for the extension of the maturity date, interest beginning from the date of Amendment #2 increased to 12.00% per annum and $25,000 of accrued interest was to be repaid on or before December 31, 2024, with the remaining accrued interest due on or before March 31, 2025. We recorded interest expense of $31,529 for the three months ended March 31, 2025. On August 5, 2025, the principal amount of $1,050,000 convertible note payable together with $16,191 of accrued and unpaid interest payable under the convertible note were converted into Series A Preferred Stock, and the convertible note was fully extinguished.

In October 2023, we issued an unsecured convertible note payable in the principal amount of $1,000,000 bearing an interest rate of 12.00% per annum, payable monthly. The principal amount, together with accrued and unpaid interest was due on October 12, 2024. At any time prior to or on the maturity date, the holder was permitted to convert all of the outstanding principal amount into shares of our Common Stock at a conversion price of $1.7595 per share.

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

In December 2024, we entered into Amendment #2 to extend the maturity date of the $1,000,000 unsecured convertible note payable to December 15, 2025. In exchange for the extension of the maturity date, $25,000 of accrued interest was to be repaid on or before December 31, 2024, with remaining accrued interest due on or before March 31, 2025. We recorded interest expense of $34,830 for the three months ended March 31, 2025. On August 5, 2025, the principal amount of $1,000,000 convertible note payable together with $15,420 of accrued and unpaid interest payable under the unsecured convertible note were converted into Series A Preferred Stock, and the unsecured convertible note was fully extinguished.

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

During the three months ended March 31, 2025, $7,705,000 of the convertible notes was converted into shares of our Common Stock. As a result, we recognized a loss on the conversion of the convertible notes of $839,151, which is the intrinsic value of the shares converted. For the three months ended March 31, 2025, we recognized interest expense of $7,898,323 related to the accretion of the convertible notes and the amortization of debt issuance costs. On April 1, 2025, the remaining balance of these convertible notes was converted into shares of our Common Stock.

At March 31, 2026, the principal payments due under the above term loans and line of credit were as follows:

2026 (remainder)	$2,018,414
2027	74,649
Total future principal payments	2,093,063
Less: current portion of debt	(2,093,063)
Debt, net of current portion	$-

NOTE 12 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2026, one customer represented approximately 11% of our total revenue as presented in the condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2025, there were no customers that represented 10% or more of our total revenue as presented in the condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2026, the same customer that represented approximately 11% of total revenue accounted for approximately 14% of our accounts receivable balance. As of March 31, 2025, two customers represented approximately 18% and 10%, respectively, of our accounts receivable balance.

NOTE 13 – FAIR VALUE MEASUREMENT

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

We did not have any financial assets or liabilities measured and recorded at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

NOTE 14 – SUBSEQUENT EVENTS

Refer to Note 1 above regarding discussion about the April 1, 2026 conversion notice submitted by B. Riley regarding the remaining 1,778 shares of Series B Preferred Stock that are outstanding as of March 31, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as amended.

Unless otherwise indicated or the context requires otherwise, the terms “we,” “us,” “our,” and “our company” refer to CISO Global, Inc., a Delaware corporation, and its wholly owned subsidiaries. Unless otherwise specified, all dollar amounts are expressed in U.S. dollars.

First Quarter 2026 Highlights

Our operating results for the three months ended March 31, 2026 included the following:

●	Total gross profit increased by $42,505 to $1,824,107 for the three months ended March 31, 2026 as compared to $1,781,602 for the three months ended March 31, 2025.
●	Loss from continuing operations improved to $1,588,906 for the three months ended March 31, 2026 as compared to $5,379,604 for the three months ended March 31, 2025.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

Our financial results for the three months ended March 31, 2026 are summarized as follows in comparison to the three months ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	Variance
Revenue:
Security managed services	$5,540,348	$6,445,233	$(904,885)
Professional services	484,971	569,823	(84,852)
Cybersecurity software	195,006	147,266	47,740
Total revenue	6,220,325	7,162,322	(941,997)

Cost of revenue:
Security managed services	1,639,954	2,003,847	(363,893)
Professional services	39,370	50,192	(10,822)
Cybersecurity software	56,343	33,230	23,113
Cost of payroll	2,585,299	2,752,046	(166,747)
Stock-based compensation	75,252	541,405	(466,153)
Total cost of revenue	4,396,218	5,380,720	(984,502)
Total gross profit	1,824,107	1,781,602	42,505

Operating expenses:
Professional fees	689,166	513,679	175,487
Advertising and marketing	12,562	3,730	8,832
Selling, general, and administrative	2,348,308	2,656,891	(308,583)
Stock-based compensation	218,121	317,047	(98,926)
Total operating expenses	3,268,157	3,491,347	(223,190)

Loss from operations	(1,444,050)	(1,709,745)	265,695

Other (expense) income:
Change in fair value of derivative liability	-	5,387,691	(5,387,691)
Loss on extinguishment of convertible notes	-	(839,151)	839,151
Interest expense, net	(127,051)	(8,212,871)	8,085,820
Other expense	(17,805)	(5,528)	(12,277)

Total other expense	(144,856)	(3,669,859)	3,525,003

Loss from continuing operations	$(1,588,906)	$(5,379,604)	$3,790,698

Revenue

Security managed services revenue decreased by $904,885, or 14%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to the loss of several higher-revenue customers, partially offset by newly acquired customers. While we have added new customers, we cannot assure that new engagements will fully offset lost revenue in the near term or that new customer contracts will be comparable in size, duration, or profitability. We are focused on improving retention and expanding our pipeline, but continued customer attrition or delays in onboarding new customers could materially impact revenue and liquidity.

Professional services revenue decreased by $84,852, or 15%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to fewer customer projects.

Cybersecurity software revenue increased by $47,740, or 32%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to the launch of our suite of internally developed cybersecurity software products.

Expenses

Cost of Revenue

Security managed services cost of revenue decreased by $363,893, or 18%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to lower costs associated with service vendors supporting our existing client base.

Professional services cost of revenue decreased by $10,822, or 22%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to decreased use of outside consultants.

Cybersecurity software cost of revenue increased by $23,113, or 70%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to the launch of our suite of internally developed cybersecurity software products.

Cost of payroll decreased by $166,747, or 6%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, due to headcount reductions.

Stock-based compensation expenses decreased by $466,153, or 86%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, due to significantly lower grant date fair values of equity awards issued, despite a higher number of grants. The decrease also reflects the impact of forfeitures of awards by terminated employees, which reduced recognized expense.

Operating Expenses

Professional fees increased by $175,487, or 34%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, due to an increase in accounting and consultant fees, including Customer Advisory Board costs, partially offset by lower audit and legal fees.

Advertising and marketing expenses increased by $8,832 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, due to increased marketing spend.

Selling, general, and administrative expenses decreased by $308,583, or 12%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to lower bad debt expense, insurance, and company-used software.

Stock-based compensation expense decreased by $98,926, or 31%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to significantly lower grant date fair values on equity awards issued, despite a higher number of grants. The decrease also reflects the impact of forfeitures of awards by terminated employees, which reduced recognized expense.

Other Expense

Change in fair value of derivative liability decreased by $5,387,691 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 due to the conversion of certain convertible notes into shares of our Common Stock in 2025.

The loss on extinguishment of convertible notes payable decreased by $839,151 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 due to the conversion of all remaining convertible notes payable into Common Stock or Series A Preferred Stock during 2025.

Interest expense decreased by $8,085,820 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to the accretion of convertible notes payable and the amortization of debt issuance costs associated with the issuance of certain convertible notes payable during December 2024 and January 2025, which were largely eliminated following the conversion of the remaining convertible notes during 2025.

Other expense increased by $12,277 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to unrealized foreign exchange losses.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2026, we incurred a net loss of $1,588,906, reported cash used in operations of $879,816 and expect to incur further losses through the end of 2026. Further, we have a working capital deficit of $5,523,902 as of March 31, 2026. As a result, substantial doubt about our ability to continue as a going concern exists. Our ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles. We are evaluating strategies to obtain the required additional funding for future operations. These strategies may include obtaining equity financing, issuing debt or entering into other financing arrangements, and restructuring operations to grow revenues and decrease expenses.

Series B Preferred Stock

On September 24, 2025, we entered into a Preferred Equity Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital I (“B. Riley”)pursuant to which we may sell up to $15.0 million of shares of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”). As of March 31, 2026, B. Riley purchased $2.3 million (2,396 shares) of the Series B Preferred Stock, of which 618 shares have been converted into shares of our Common Stock. Additional issuances under the Purchase Agreement are subject to customary conditions, including market-price/VWAP thresholds and a 9.99% beneficial ownership limitation, and therefore may not be available when needed.

On April 1, 2026, B. Riley delivered a conversion notice for the remaining 1,778 shares of Series B Preferred Stock. Because the notice was delivered at a time when the volume-weighted average price of our Common Stock was below the minimum conversion price of $0.40 per share for ten consecutive trading days, we are obligated to redeem the remaining Series B Preferred Stock and make monthly payments beginning May 1, 2026 equal to one-twelfth of 105% of the $1,778,000 stated value (aggregate $1,866,900, or $155,575 per month) over eleven months. These required cash payments increase our near-term liquidity needs, and we intend to satisfy them through a combination of operating cash flows and additional financing; however, there can be no assurance that sufficient funds will be available on acceptable terms, if at all.

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

If our public float remains below $75 million, our sales under the shelf are limited to no more than one-third of our public float in any 12-month period. Our ability to raise capital under the shelf or ATM may be limited by our public float, market conditions, and the trading price and volume of our Common Stock.

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

Material Cash Requirements

Our material cash requirements included the following contractual obligations as of March 31, 2026:

Indebtedness

As of March 31, 2026, the carrying value of our outstanding debt obligations was $2,093,063, substantially all of which is scheduled to mature during the remainder of 2026 and during 2027.

Leases

As of March 31, 2026, the carrying value of our outstanding operating lease obligations was $399,707.

Sources of Funding to Satisfy Material Cash Requirements

Our principal sources of liquidity are our cash on hand, cash provided by operations, the Purchase Agreement discussed above, and our shelf registration statement on Form S-3 discussed above. Our current cash on hand is not sufficient to satisfy our operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. We expect to incur further losses through the end of 2026, and there can be no assurance that we will be able to obtain additional liquidity from the Purchase Agreement or our shelf registration statement on Form S-3 when needed or under acceptable terms, if at all.

Working Capital Deficit

Our working capital deficit as of March 31, 2026 in comparison to our working capital deficit as of December 31, 2025, is summarized as follows:

	As of
	March 31,	December 31,
	2026	2025
Current assets	$2,325,832	$3,264,224
Current liabilities	7,849,734	7,738,489
Working capital deficit	$(5,523,902)	$(4,474,265)

The decrease in current assets is primarily due to a decrease in cash and cash equivalents of $1,055,919. The increase in current liabilities is primarily due to an increase in accounts payable of $492,203, offset by a decrease in accrued expenses and other current liabilities, deferred revenue and line of credit of $93,036, $129,292, and $162,679, respectively.

Cash Flows

Our cash flows for the three months ended March 31, 2026 in comparison to our cash flows for the three months ended March 31, 2025, can be summarized as follows:

	Three Months ended March 31,
	2026	2025
Net cash used in operating activities	$(879,816)	$(2,953,508)
Net cash used in investing activities	(8,911)	-
Net cash (used in) provided by financing activities	(167,192)	3,747,779
Net (decrease) increase in cash and cash equivalents	$(1,055,919)	$794,271

Operating Activities

Net cash used in operating activities was $879,816 for the three months ended March 31, 2026 and was primarily due to cash used to fund a net loss of $1,588,906, adjusted for non-cash expenses in the aggregate of $572,414, and additional cash inflow by changes in the levels of operating assets and liabilities, primarily due to an increase in accounts payable and accounts receivable and a decrease in prepaid expenses and other current assets and deferred revenue. Net cash used in operating activities was $2,953,508 for the three months ended March 31, 2025 and was primarily due to cash used to fund a net loss of $5,379,604, adjusted for non-cash expenses in the aggregate of $4,622,938 and additional cash outflow by changes in the levels of operating assets and liabilities, primarily as a result of a decrease in accounts payable, and an increase in prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities of $8,911 for the three months ended March 31, 2026, was due to purchases of property and equipment. There were no investing activities for the three months ended March 31, 2025.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 was $167,192, which was primarily due to cash received from borrowings on our line of credit of $6,019,500, offset by $6,182,179 in repayments of our lines of credit. Net cash provided by financing activities for the three months ended March 31, 2025 was $3,747,779, which was primarily due to $1,719,556 from the sale of our Common Stock, cash received from borrowings on our convertible loans payable and line of credit, net of debt issuance costs, of $4,591,358, offset by $2,563,135 in repayments of our loans payable and line of credit.

Critical Accounting Policies and Estimates

Our critical accounting estimates are more fully described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 30, 2026, and amended on April 2, 2026. There have been no material changes to our critical accounting estimates described in our 2025 Annual Report on Form 10-K, except as discussed below.

Goodwill

Goodwill is assessed for impairment annually, or more frequently, if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. We perform our annual impairment review of goodwill at the reporting unit level. If we determine the fair value of the reporting unit’s goodwill is less than its carrying value as a result of an annual or interim test, an impairment loss is recognized and reflected in operating income or loss in the consolidated statements of operations during the period incurred.

The price of our Common Stock has continued to decrease subsequent to March 31, 2026. As a result, there is increased risk that goodwill impairment charges could be recorded in the future. Any future impairment charges could adversely impact our financial condition and results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective. This does not include an evaluation by our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026, and amended on April 2, 2026, risk factors that materially affect our business, financial condition, or results of operations. Except as disclosed below, there have been no material changes from the risk factors previously disclosed.

We have substantial doubt about our ability to continue as a going concern and may be required to make significant cash payments to redeem our Series B Preferred Stock, which could exacerbate our liquidity constraints.

As of March 31, 2026, we had cash and cash equivalents of $640,075 and a working capital deficit of $5,523,902, and we incurred net losses and negative operating cash flows. These conditions raise substantial doubt about our ability to continue as a going concern. In addition, under the terms of our Series B Preferred Stock, a conversion notice delivered on April 1, 2026 triggered a requirement that we redeem the remaining Series B Preferred Stock and make monthly cash payments beginning May 1, 2026 totaling approximately $1,866,900 over eleven months. We expect to require additional capital to fund operations and meet these obligations. If we are unable to raise capital on acceptable terms, or at all, we may be forced to reduce or curtail operations, delay strategic initiatives, or pursue restructuring alternatives.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case, defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	Form 10-Q	3.1	08/15/2022
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	Form 8-K	3.1	04/10/2023
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	Form 8-K	3.1	03/07/2024
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	Form 8-K	3.1	01/16/2026
3.5	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of the Registrant	Form 8-K	3.1	08/5/2025
3.6	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of the Registrant	Form 8-K	3.1	09/29/2025
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed/ furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CISO GLOBAL, INC.

By:	/s/ David G. Jemmett
David G. Jemmett
Chief Executive Officer
(Principal Executive Officer)
Date:	May 14, 2026

By:	/s/ Debra L. Smith
Debra L. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	May 14, 2026

