Form 10-Q
period 2026-06-30
CISO Global, Inc.
filed 2026-08-14
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 12, 2026, there were 45,525,655 shares of the registrant’s Common Stock outstanding.

CISO GLOBAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026 (unaudited)

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

Forward-looking statements made in this Quarterly Report on Form 10-Q include statements about:

●	our belief that culture is the foundation of every successful cybersecurity and compliance program;
●	our ability to differentiate ourselves from the majority of cybersecurity firms that are focused on a specific technology or service by remaining technology agnostic, focusing on accumulating highly sought-after topic experts;
●	that we will continually seek to identify and acquire cybersecurity talent to expand our service scope and geographical coverage to provide the best possible service for our clients;
●	our belief that bringing together a world-class team of technological experts with multi-faceted expertise in critical aspects of cybersecurity is key to providing technology-agnostic solutions to our clients in a business environment that has suffered from a chronic lack of highly skilled professionals, thereby setting us apart from competitors and in-house security teams;
●	our ability to achieve our goal of creating a culture of security and to help quantify, define, and capture a return on investment from information technology and cybersecurity spending;
●	the substantial doubt about our ability to continue as a going concern;
●	our ability to regain compliance with the minimum bid price requirement or otherwise be in compliance with the other listing standards for the Nasdaq Capital Market;
●	our belief that we maintain adequate indirect tax accruals;
●	our intention to satisfy the Series B Preferred Stock redemption through a combination of operating cash flows and additional financing;
●	our expectation to incur further losses through the end of 2026;
●	our ability to fund ongoing operations upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles;
●	that we may be unable to access further equity or debt financing when needed; and
●	that any future impairment charges could adversely impact our financial condition and results of operations.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED)

CISO GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2026	2025

ASSETS

Current Assets:
Cash and cash equivalents	$721,771	$1,695,994
Accounts receivable, net of allowance for credit losses of $0 and $60,551 at June 30, 2026, and December 31, 2025, respectively	1,408,905	1,201,061
Prepaid cost of revenue	137,840	70,216
Prepaid expenses and other current assets	166,802	204,997
Contract assets	55,108	91,956
Total Current Assets	2,490,426	3,264,224

Property and equipment, net	356,768	450,104
Operating lease right-of-use assets, net	286,931	370,345
Intangible assets, net	507,336	881,075
Goodwill	19,900,550	19,900,550
Prepaid cost of revenue, net of current portion	-	29,989
Other assets	131,966	131,966

Total Assets	$23,673,977	$25,028,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,798,169	$2,682,762
Accrued expenses and other current liabilities	1,976,916	1,592,874
Deferred revenue	906,152	1,024,725
Lease liabilities	195,252	181,478
Loans payable	2,136,120	83,983
Line of credit	1,995,941	2,172,667
Total Current Liabilities	11,008,550	7,738,489

Deferred revenue, net of current portion	36,370	33,673
Loans payable, net of current portion	-	3,605
Lease liabilities, net of current portion	159,403	260,572

Total Liabilities	11,204,323	8,036,339

Commitments and Contingencies (Note 10)

Temporary Equity: Series B Preferred Stock; 2,396 shares issued at June 30, 2026 and December 31, 2025, respectively; 1,778 and 2,081 shares outstanding at June 30, 2026 and December 31, 2025, respectively	-	2,171,980

Stockholders’ Equity:
Common Stock, $.00001 par value; 1,300,000,000 shares authorized; 46,027,792 and 45,173,774 shares issued at June 30, 2026 and December 31, 2025, respectively; 45,525,655 and 44,671,637 outstanding at June 30, 2026 and December 31, 2025, respectively	460	451
Series A Preferred Stock, $.00001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Additional paid-in capital	206,309,094	205,462,426
Treasury stock, at cost (502,137 shares)	(290,737)	(290,737)
Accumulated other comprehensive loss	(6,035)	(10,689)
Accumulated deficit	(193,543,128)	(190,341,517)
Total Stockholders’ Equity	12,469,654	14,819,934

Total Liabilities and Stockholders’ Equity	$23,673,977	$25,028,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue:
Security managed services	$5,132,830	$6,046,950	$10,673,178	$12,492,183
Professional services	464,525	522,804	949,496	1,092,627
Cybersecurity software	194,133	143,833	389,139	291,099
Total revenue	5,791,488	6,713,587	12,011,813	13,875,909

Cost of revenue:
Security managed services	1,757,344	1,809,328	3,397,298	3,813,175
Professional services	64,546	72,547	103,916	122,739
Cybersecurity software	56,629	58,815	112,972	92,045
Cost of payroll	2,445,608	2,658,957	5,030,907	5,411,003
Stock-based compensation	44,597	477,100	119,849	1,018,505
Total cost of revenue	4,368,724	5,076,747	8,764,942	10,457,467
Total gross profit	1,422,764	1,636,840	3,246,871	3,418,442

Operating expenses:
Professional fees	327,266	166,178	1,016,432	679,857
Advertising and marketing	1,942	525,302	14,504	529,032
Selling, general and administrative	2,355,212	2,630,096	4,703,520	5,286,987
Stock-based compensation	225,430	644,651	443,551	961,698
Total operating expenses	2,909,850	3,966,227	6,178,007	7,457,574

Loss from operations	(1,487,086)	(2,329,387)	(2,931,136)	(4,039,132)

Other (expense) income:
Change in fair value of derivative liability	-	79,919	-	5,467,610
Loss on extinguishment of convertible notes	-	(24,518)	-	(863,669)
Interest expense, net	(127,941)	(736,309)	(254,992)	(8,949,180)
Other income (expense)	2,322	374	(15,483)	(5,154)
Total other expense	(125,619)	(680,534)	(270,475)	(4,350,393)

Loss from continuing operations before income taxes	(1,612,705)	(3,009,921)	(3,201,611)	(8,389,525)
Benefit from income taxes	-	-	-	-
Loss from continuing operations	(1,612,705)	(3,009,921)	(3,201,611)	(8,389,525)

Net loss	$(1,612,705)	$(3,009,921)	$(3,201,611)	$(8,389,525)

Net loss per common share, basic and diluted:	$(0.04)	$(0.09)	$(0.07)	$(0.36)

Weighted-average shares used in computing net loss per share, basic and diluted:	45,353,001	31,834,324	45,267,824	23,084,015

Other comprehensive income (loss):
Foreign currency translation adjustments	$(1,747)	$(1,487)	$4,654	$2,719
Other comprehensive income (loss)	(1,747)	(1,487)	4,654	2,719
Comprehensive loss	$(1,614,452)	$(3,011,408)	$(3,196,957)	$(8,386,806)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Temporary Equity		Permanent Equity
	Series B Preferred Stock		Common Stock		Series A Preferred Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at March 31, 2026	1,778	$1,866,900	45,815,474	$458	-	$-	(502,137)	$(290,737)	$206,060,872	$(4,288)	$(191,930,423)	$13,835,882

Stock-based compensation	-	-	-	-	-	-	-	-	270,027	-	-	270,027
Conversion of Series B Preferred Stock to loan payable	(1,778)	(1,866,900)	-	-	-	-	-	-	-	-	-	-
Vesting of restricted stock units	-	-	212,318	2	-	-	-	-	(21,805)	-	-	(21,803)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(1,747)	-	(1,747)
Net loss	-	-	-	-	-	-	-	-	-	-	(1,612,705)	(1,612,705)
Balance at June 30, 2026	-	$-	46,027,792	$460	-	$-	(502,137)	$(290,737)	$206,309,094	$(6,035)	$(193,543,128)	$12,469,654

	Temporary Equity		Permanent Equity
	Series B Preferred Stock		Common Stock		Series A Preferred Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at March 31, 2025	-	$-	30,319,238	$303	-	$-	(502,137)	$(290,737)	$194,912,582	$(573)	$(187,642,210)	$6,979,365

Stock-based compensation - stock options	-	-	-	-	-	-	-	-	1,076,251	-	-	1,076,251
Issuance of Common Stock	-	-	1,123,876	11	-	-	-	-	965,187	-	-	965,198
Conversion of convertible notes into Common Stock	-	-	1,065,990	11	-	-	-	-	444,507	-	-	444,518
Issuance of warrants	-	-	-	-	-	-	-	-	441,548	-	-	441,548
Exercise of warrants	-	-	655,000	6	-	-	-	-	654,994	-	-	655,000
Exercise of stock options			3,500	-	-	-	-	-	2,171	-	-	2,171
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(1,487)	-	(1,487)
Net loss	-	-	-	-	-	-	-	-	-	-	(3,009,921)	(3,009,921)
Balance at June 30, 2025	-	$-	33,167,604	$331	-	$-	(502,137)	$(290,737)	$198,497,240	$(2,060)	$(190,652,131)	$7,552,643

CISO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Temporary Equity		Permanent Equity
	Series B Preferred Stock		Common Stock		Series A Preferred Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2026	2,081	$2,171,980	45,173,774	$451	-	$-	(502,137)	$(290,737)	$205,462,426	$(10,689)	$(190,341,517)	$14,819,934

Stock-based compensation	-	-	-	-	-	-	-	-	563,400	-	-	563,400
Conversion of Series B Preferred Stock to Common Stock	(303)	(290,880)	641,700	7	-	-	-	-	290,873	-	-	290,880
Adjustment of Series B Preferred Stock to redemption value	-	(14,200)	-	-	-	-	-	-	14,200	-	-	14,200
Conversion of Series B Preferred Stock to loan payable	(1,778)	(1,866,900)	-	-	-	-	-	-	-	-	-	-
Vesting of restricted stock units	-	-	212,318	2	-	-	-	-	(21,805)	-	-	(21,803)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	4,654	-	4,654
Net loss	-	-	-	-	-	-	-	-	-	-	(3,201,611)	(3,201,611)
Balance at June 30, 2026	-	$-	46,027,792	$460	-	$-	(502,137)	$(290,737)	$206,309,094	$(6,035)	$(193,543,128)	$12,469,654

	Temporary Equity		Permanent Equity
	Series B Preferred Stock		Common Stock		Series A Preferred Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2025	-	$-	12,324,003	$123	-	$-	(502,137)	$(290,737)	$183,707,063	$(4,779)	$(182,262,606)	$1,149,064

Stock-based compensation - stock options	-	-	-	-	-	-	-	-	1,927,243	-	-	1,927,243
Issuance of Common Stock for services	-	-	100,000	1	-	-	-	-	90,999	-	-	91,000
Issuance of Common Stock	-	-	4,933,395	49	-	-	-	-	2,684,705	-	-	2,684,754
Conversion of convertible notes into Common Stock	-	-	15,151,706	152	-	-	-	-	8,988,517	-	-	8,988,669
Issuance of warrants	-	-	-	-	-	-	-	-	441,548	-	-	441,548
Exercise of warrants	-	-	655,000	6	-	-	-	-	654,994	-	-	655,000
Exercise of stock options	-	-	3,500	-	-	-	-	-	2,171	-	-	2,171
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	2,719	-	2,719
Net loss	-	-	-	-	-	-	-	-	-	-	(8,389,525)	(8,389,525)
Balance at June 30, 2025	-	$-	33,167,604	$331	-	$-	(502,137)	$(290,737)	$198,497,240	$(2,060)	$(190,652,131)	$7,552,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,201,611)	$(8,389,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	563,400	1,927,243
Stock-based compensation - stock issued for services	-	52,960
Non-cash interest expense	-	8,364,805
Depreciation and amortization	474,670	622,074
Non-cash operating lease costs	83,414	83,414
Bad debt expense	(1,999)	72,563
Change in fair value of derivative liability	-	(5,467,610)
Loss on extinguishment of convertible notes	-	863,669
Other	1,316	1,751
Changes in operating assets and liabilities:
Accounts receivable	(205,845)	170,219
Contract assets	36,848	(35,391)
Prepaid expenses and other assets	560	(243,157)
Accounts payable	1,120,061	(2,323,767)
Accrued expenses and other current liabilities	384,042	(453,616)
Lease liabilities	(87,395)	(75,192)
Deferred revenue	(115,876)	(473,772)
Net cash used in operating activities	(948,415)	(5,303,332)

Cash flows from investing activities:
Purchases of property and equipment	(8,911)	-
Net cash used in investing activities	(8,911)	-

Cash flows from financing activities:
Tax withholding related to the vesting of restricted stock units	(21,803)	-
Proceeds from sales of Common Stock, net of offering costs	-	2,684,754
Proceeds from stock option exercises	-	2,171
Proceeds from exercises of warrants	-	655,000
Proceeds from loans payable	350,000	-
Proceeds from convertible notes payable	-	5,000,000
Proceeds from line of credit	11,880,300	6,270,625
Payments on line of credit	(12,057,026)	(6,473,657)
Payments on loans payable	(163,118)	(1,658,754)
Payments of debt issuance costs	(5,250)	(1,408,642)
Net cash (used in) provided by financing activities	(16,897)	5,071,497

Net decrease in cash and cash equivalents	(974,223)	(231,835)

Cash and cash equivalents - beginning of the period	1,695,994	992,589

Cash and cash equivalents - end of the period	$721,771	$760,754

Supplemental cash flow information:
Cash paid for:
Interest	$253,573	$556,679
Income taxes	$-	$-
Supplemental disclosures of non-cash investing and financing activities:
Common Stock issued in exchange for services	$-	$91,000
Conversion of convertible notes - Common Stock	$-	$8,988,669
Conversion of Series B Preferred Stock to Common Stock	$290,880	$-
Adjustment to redemption value of Series B Preferred Stock	$14,200	$-
Conversion of Series B Preferred Stock to loan payable	$1,866,900	$-

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

Basis of Presentation

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q pursuant to rules and regulations of the SEC and include our accounts and the accounts of our subsidiaries. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. All material intercompany accounts and transactions have been eliminated.

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

On September 24, 2025, we entered into a Preferred Equity Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital I (“B. Riley”) pursuant to which we may sell up to $15.0 million of shares of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”). B. Riley purchased $2.3 million (2,396 shares) of the Series B Preferred Stock, of which 618 shares have been converted into shares of our Common Stock prior to April 1, 2026.

On April 1, 2026, B. Riley delivered a conversion notice for the remaining 1,778 shares of Series B Preferred Stock. In connection with the conversion of all outstanding Series B Preferred Stock, we are obligated to make cash payments of approximately $155,575 per month through May 2027, for an aggregate obligation of $1,866,900. These required cash payments increase our near-term liquidity needs, and we intend to satisfy them through a combination of operating cash flows and additional financing; however, there can be no assurance that sufficient funds will be available on acceptable terms, if at all.

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

On December 30, 2025, we received a letter from the listing qualifications staff of Nasdaq notifying us that the bid price of our Common Stock had closed below $1.00 per share for the previous 33 consecutive business days and our Common Stock did not meet the minimum bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial 180 calendar day compliance period, or until June 29, 2026, to regain compliance. To regain compliance during that initial compliance period, the closing bid price of our Common Stock was required to be at least $1.00 per share for a minimum of 10 consecutive business days.

On June 30, 2026, the staff notified us that we were eligible for an additional 180 calendar day period, or until December 28, 2026, to regain compliance. The staff’s determination was based on our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market with the exception of the bid price requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If at any time during this second 180-day compliance period, the closing bid price of our Common Stock is at least $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance. If we choose to implement a reverse stock split, we must complete the split no later than ten business days prior to the expiration date in order to timely regain compliance. If compliance cannot be demonstrated by December 28, 2026, the Staff will provide written notification that our Common Stock will be delisted. At that time, we may appeal the staff’s determination to a hearings panel.

The Nasdaq notice has no immediate impact on the listing of our Common Stock, which will continue to be listed and traded on The Nasdaq Capital Market, subject to our compliance with the other listing requirements of The Nasdaq Capital Market. Although we will use all reasonable efforts to achieve compliance with Rule 5550(a)(2), there can be no assurance that we will be able to regain compliance with that rule or will otherwise be in compliance with other listing criteria of The Nasdaq Capital Market.

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

We recognized revenue of $543,106 and $739,730 for the six months ended June 30, 2026 and 2025, respectively, which was included in the corresponding deferred revenue balance at the beginning of the period.

Changes in deferred revenue were as follows:

	Six Months Ended June 30,
	2026	2025
Beginning balance	$1,058,398	$1,449,718
Additions to deferred revenue	1,413,632	1,618,701
Recognition of deferred revenue	(1,529,508)	(2,092,473)
Ending balance	$942,522	$975,946

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of Common Stock and potentially dilutive shares of Common Stock outstanding during the period.

For dilutive securities, all outstanding stock options, restricted stock units, warrants, and Series B Preferred Stock are considered potentially outstanding Common Stock. The dilutive effect, if any, of stock options, restricted stock units, and warrants is calculated using the treasury stock method. All outstanding convertible notes payable and shares of Series B Preferred Stock are considered Common Stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method.

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Loss from continuing operations	$(1,612,705)	$(3,009,921)	$(3,201,611)	$(8,389,525)
Add: Adjustment of Series B Preferred Stock to redemption value	-	-	14,200	-
Less: Deemed dividend related to Series B Preferred Stock	-	-	(37,579)	-
Net loss attributable to common stockholders	$(1,612,705)	$(3,009,921)	$(3,224,990)	$(8,389,525)

Denominator:
Weighted-average shares outstanding – basic & diluted	45,353,001	31,834,324	45,267,824	23,084,015

Net loss per share – basic & diluted:	$(0.04)	$(0.09)	$(0.07)	$(0.36)

The following potentially dilutive securities were excluded from the computation of diluted net loss per common share because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	3,672,080	4,342,493	3,672,080	4,342,493
Restricted stock units	862,500	1,550,000	862,500	1,550,000
Warrants	5,031,281	6,394,614	5,031,281	6,394,614
Convertible notes payable	-	909,394	-	909,394
Total	9,565,861	13,196,501	9,565,861	13,196,501

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

We utilize Accounting Standards Codification Topic 740 (ASC 740), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. We account for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At June 30, 2026 and December 31, 2025, our net deferred tax assets have been fully reserved.

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

Recent Accounting Pronouncements – Adopted

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets under Accounting Standards Codification 606, Revenue from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. For public business entities, ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Effective January 1, 2026, our company adopted ASU 2025-05 regarding the practical expedient for expected credit loss and the adoption did not have a material impact on our company’s condensed consolidated financial statements.

Recent Accounting Pronouncements – Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires additional disaggregated disclosures on an entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. As an emerging growth company (EGC), we have elected to adopt the standard based on the effective dates applicable to non-public business entities. Accordingly, we will adopt ASU 2023-09 for annual periods beginning after December 15, 2025. We expect this to result in additional disclosures in our consolidated financial statements.

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

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid expenses	$142,159	$157,231
Prepaid insurance	24,643	47,766
Total prepaid expenses and other current assets	$166,802	$204,997

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
Computer equipment	$353,900	$375,076
Leasehold improvements	25,791	25,791
Furniture and fixtures	72,511	72,511
Software	781,975	866,254
	1,234,177	1,339,632
Less: accumulated depreciation	(877,409)	(889,528)
Property and equipment, net	$356,768	$450,104

Depreciation expense was $49,805 and $76,680 for the three months ended June 30, 2026 and 2025, respectively, and $100,931 and $155,734 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Goodwill

The following table presents the goodwill balance and accumulated impairment losses as of June 30, 2026 and December 31, 2025:

Balance at June 30, 2026 and December 31, 2025
Gross goodwill	$71,525,609
Accumulated impairment losses	(51,625,059)
Goodwill, net of accumulated impairment losses	$19,900,550

Intangible Assets

Intangible assets, net are summarized as follows:

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$3,835,981	$(3,647,026)	$188,955
Customer base	572,048	(424,095)	147,953
Non-compete agreements	487,400	(487,400)	-
Intellectual property/technology	2,455,879	(2,285,451)	170,428
	$7,351,308	$(6,843,972)	$507,336

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$3,835,981	$(3,472,606)	$363,375
Customer base	572,048	(390,193)	181,855
Non-compete agreements	487,400	(487,400)	-
Intellectual property/technology	2,455,879	(2,120,034)	335,845
	$7,351,308	$(6,470,233)	$881,075

The weighted average remaining useful life of finite-lived intangible assets is 1.50 years as of June 30, 2026.

Amortization expense for the three months ended June 30, 2026 and 2025 was $186,869 and $233,170, respectively, and $373,739 and $466,340 for the six months ended June 30, 2026 and 2025, respectively.

Based on the balance of intangible assets at June 30, 2026, expected future amortization expense is as follows:

2026 (remainder of)	$335,726
2027	73,210
2028	49,200
2029	49,200
Total	$507,336

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025

Accrued expenses	$1,112,379	$797,011
Accrued payroll and bonuses	757,144	691,622
Accrued commissions	63,783	64,500
Indirect taxes payable	32,936	30,486
Accrued interest	10,674	9,255
Total accrued expenses and other current liabilities	$1,976,916	$1,592,874

NOTE 7 – RELATED PARTY TRANSACTIONS

Managed Services Agreement with Hensley Beverage Company – Related Party

In July 2021, we entered into a 1-year Managed Services Agreement with Hensley Beverage Company to provide secured managed services. We also may be engaged by Hensley Beverage Company from time to time to provide other related services outside the scope of the Managed Services Agreement. While the agreement provides for an original term through December 31, 2021, the agreement will continue until terminated by either party. For the three months ended June 30, 2026 and 2025, we received $274,718 and $93,377, respectively, and for the six months ended June 30, 2026 and 2025, we received $790,685 and $279,594, respectively, from Hensley Beverage Company for contracted services, and had an outstanding receivable balance of $220,005 and $125,215 as of June 30, 2026 and December 31, 2025, respectively. Mr. McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company, d/b/a/ Hensley Beverage Company.

Convertible Note Payable with Hensley & Company

In March 2023, we issued an unsecured convertible note to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest, was due on March 20, 2025. On March 25, 2025, we entered into Amendment Number One to this convertible note, which extended the maturity date of the convertible note to March 20, 2026. Mr. McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company. During the three months ended June 30, 2025, we recorded interest expense of $125,000, and during the six months ended June 30, 2025, we recorded interest expense of $250,000. On August 5, 2025, the principal amount of $5,000,000 together with $1,180,554 of accrued and unpaid interest payable under the convertible note were converted into Series A Preferred Stock and the convertible note was fully extinguished. On November 6, 2025, Hensley & Company converted all outstanding shares of Series A Preferred Stock together with $222,815 in accrued and unpaid dividends to shares of our Common Stock.

Note 8 - STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY

Equity Transactions

For the three and six months ended June 30, 2026, we did not have any sales transaction for Common Stock under our registration statement on Form S-3 that was declared effective on July 7, 2025.

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

During the year ended December 31, 2025, we issued 2,396 shares of Series B Preferred Stock to B. Riley pursuant to the Purchase Agreement for cash proceeds of $1,774,935 (net of $525,065 of offering costs). Such shares were classified as temporary equity in our company’s condensed consolidated balance sheet, because they were redeemable upon the occurrence of an event that is not solely within the control of our company, and subsequent to issuance their carrying value was adjusted to redemption value. During the year ended December 31, 2025, B. Riley converted 315 shares of Series B Preferred Stock into 624,795 shares of Common Stock. During the six months ended June 30, 2026, B. Riley converted 303 shares of Series B Preferred Stock into 641,700 shares of Common Stock. During the same period, we recognized a $14,200 decrease to the carrying value of Series B Preferred Stock to measure it at its redemption value with a corresponding increase to additional paid-in capital. On April 1, 2026, B. Riley delivered a conversion notice for the remaining 1,778 shares of Series B Preferred Stock. Because the notice was delivered at a time when the volume-weighted average price of our Common Stock was below the minimum conversion price of $0.40 per share for ten consecutive trading days, we became obligated to redeem the remaining Series B Preferred Stock and make monthly payments beginning May 1, 2026 equal to one-twelfth of 105% of the $1,778,000 stated value (aggregate $1,866,900, or $155,575 per month).

As of June 30, 2026, we had made one redemption payment of $155,575 with respect to the Series B Preferred Stock. Although upon delivery of the redemption notice, we became obligated to redeem all outstanding shares of Series B Preferred Stock held by B. Riley, we show 1,778 shares of Series B Preferred Stock outstanding as of June 30, 2026 because the redemption has not yet been reflected in the transfer agent report provided by Securities Transfer Corporation, our transfer agent of record.

Warrants

The following table summarizes warrant activity for the six months ended June 30, 2026:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	5,031,281	$1.18	3.92	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at June 30, 2026	5,031,281	1.18	3.43	$-
Exercisable at June 30, 2026	5,031,281	1.18	3.43	$-

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

The following table summarizes stock option activity for the six months ended June 30, 2026:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	4,042,952	$9.78	8.17	$16,013
Granted	425,000	0.36	-	-
Exercised	-	-	-	-
Expired or cancelled	(795,872)	8.25	-	-
Outstanding at June 30, 2026	3,672,080	$9.03	8.07	$9,233
Exercisable at June 30, 2026	2,067,678	$15.41	7.28	$9,233

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the total positive difference between the fair market value of our Common Stock and the exercise price of the stock options.

Total stock-based compensation expense related to the stock options was $201,029 and $1,076,251 for the three months ended June 30, 2026 and 2025, respectively, and $479,476 and $1,927,243 for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was unrecognized compensation expense of $1,128,756 with a weighted average recognition period of 1.70 years related to the stock options. The total intrinsic value of options exercised during the three months ended June 30, 2026 and 2025, was zero. The total intrinsic value of options exercised during the six months ended June 30, 2026 and 2025, was zero.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2026 and 2025 was $0.33 and $0.86, respectively. During the three and six months ended June 30, 2026, 921,210 and 1,039,631 options vested, net of forfeitures, respectively.

Restricted Stock Units

We granted restricted stock units (“RSUs”) that only contain a service-based vesting condition that is typically satisfied over four years. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the requisite service period. The fair value of RSUs is determined by the closing price of our Common Stock on the grant date. On June 13, 2025, we granted 1,550,000 RSUs with a weighted-average grant date fair value of $0.96. During the three and six months ended June 30, 2026, zero and 400,000 RSUs were forfeited due to employee termination, respectively. During the three and six months ended June 30, 2026, 287,500 RSUs were exercised. At June 30, 2026, 862,500 RSUs were outstanding. Total stock-based compensation expense related to the RSUs was $68,998 and $83,924 for the three and six months ended June 30, 2026. As of June 30, 2026, there was unrecognized compensation expense of $814,202 with a weighted average recognition period of 2.95 years related to the RSUs.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Claims

We are not aware of any material pending legal proceedings in which we or any of our subsidiaries are a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

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

As of June 30, 2026 and December 31, 2025, our accrual for estimated indirect tax liabilities was $32,936 and $30,486, respectively, reflecting our best estimate of the potential liability based on an analysis of our business activities, revenues subject to indirect taxes, and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation, or settlements could be materially different than the amounts established for indirect tax contingencies.

Warranties

Our services are generally warranted to deliver and operate in a manner consistent with general industry standards that are reasonably applicable and materially conform with our documentation under normal use and circumstances.

We offer a limited warranty to select customers, subject to various conditions, to cover certain costs incurred by the customer in case of a security breach. We have entered into an insurance policy to cover our potential liability arising from this limited warranty arrangement. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the unaudited condensed consolidated financial statements as of June 30, 2026 and December 31, 2025.

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

On April 14, 2025, we entered into a Loan and Security Agreement (the “2025 Loan and Security Agreement”) with Aion to replace the 2024 Loan and Security Agreement, pursuant to which we may borrow up to $3,500,000. The amount available for borrowing at any one time was limited to 85% of our eligible accounts receivable. The 2025 Loan and Security Agreement had an interest rate of 18.00% per annum (based on a 360-day year), payable on the first business day of each month following the accrual thereof. The 2025 Loan and Security Agreement, together with accrued and unpaid interest thereon, was due on April 14, 2026 (the “Maturity Date”). The 2025 Loan and Security Agreement was secured by our assets and provided for a default interest rate of 29.25% per annum following an event of default.

On May 15, 2026, we entered into a Loan and Security Agreement (the “2026 Loan and Security Agreement”) with Aion to replace the 2025 Loan and Security Agreement on substantially the same terms as the 2025 Loan and Security Agreement. The 2026 Loan and Security Agreement, together with accrued and unpaid interest thereon, is due on May 15, 2027 (the “Maturity Date”). Upon the occurrence of an “Event of Default” (as defined in the 2026 Loan Security Agreement and including the failure to make required payments when due after specified grace periods, certain breaches and certain specified insolvency events), Aion would have the right to accelerate payments due, and increase the interest rate to 26% per annum. The 2026 Loan and Security Agreement is secured by our assets.

In relation to the Loan and Security Agreements, we recorded interest expense of $80,033 and $72,371 for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, we recorded interest expense of $149,617 and $158,847, respectively. Accrued interest payable as of June 30, 2026 and December 31, 2025 was $1,000 and $1,086, respectively. As of June 30, 2026 and December 31, 2025, the Loan and Security Agreements outstanding balance was $1,995,941 and $2,172,667, respectively.

Loans Payable

As of June 30, 2026 and December 31, 2025, loans payable were comprised of the following:

	Effective Interest Rates	Maturities	June 30, 2026	December 31, 2025

B. Riley	-%	2027	$1,711,325	$-
Aion	19.55%	2026 - 2027	350,000	-
Other	4.75% to 6.00%	2026 - 2027	80,045	87,588
Less: debt discount			(5,250)	-
Less: current portion			(2,136,120)	(83,983)
Loans payable, net of current portion			$-	$3,605

On June 5, 2026, we entered into a term loan with Aion pursuant to which we borrowed $350,000. The term loan bears interest at 16.50% per annum and is repayable in 12 monthly installments of $31,839. We incurred debt issuance costs of $5,250 in connection with the term loan. As of June 30, 2026, the outstanding principal balance was $350,000. The interest expense and amortization of debt issuance costs for the three and six months ended June 30, 2026 was immaterial.

As discussed in Note 8, on April 1, 2026, B. Riley delivered a conversion notice for the remaining 1,778 shares of Series B Preferred Stock. Because the notice was delivered at a time when the volume-weighted average price of our Common Stock was below the minimum conversion price of $0.40 per share for ten consecutive trading days, we are obligated to redeem the remaining Series B Preferred Stock and make payments beginning May 1, 2026 equal to 105% of the $1,778,000 stated value, or $1,866,900. As of June 30, 2026, the remaining balance due was $1,711,325.

At June 30, 2026, the principal payments due under the above loans payable and line of credit were as follows:

2026 (remainder)	$1,106,680
2027	3,030,631
Total future principal payments	4,137,311
Less: debt discount	(5,250)
Less: current portion of debt	(4,132,061)
Debt, net of current portion	$-

NOTE 12 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

For each of the three and six months ended June 30, 2026, one customer represented approximately 12% of our total revenue as presented in the condensed consolidated statements of operations and comprehensive loss. For each of the three and six months ended June 30, 2025, one customer represented 10% or more of our total revenue as presented in the condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2026, the same customer that represented approximately 12% of total revenue accounted for approximately 15% of our accounts receivable balance. In addition, a related party accounted for approximately 14% of our accounts receivable balance as of June 30, 2026. As of June 30, 2025, the same customer that represented approximately 10% or more of total revenue accounted for approximately 15% of our accounts receivable balance.

NOTE 13 – SUBSEQUENT EVENT

We have evaluated subsequent events through the date of issuance of these condensed consolidated financial statements.

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

First Half of 2026 Highlights

Our operating results for the six months ended June 30, 2026 included the following:

●	Total operating expenses decreased to $6,178,007 for the six months ended June 30, 2026 as compared to $7,457,574 for the six months ended June 30, 2025.
●	Reduced our loss from operations to $2,931,136 for the six months ended June 30, 2026 as compared to $4,039,132 for the six months ended June 30, 2025.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

Our financial results for the three months ended June 30, 2026 are summarized as follows in comparison to the three months ended June 30, 2025:

	Three Months Ended June 30,
	2026	2025	Variance
Revenue:
Security managed services	$5,132,830	$6,046,950	$(914,120)
Professional services	464,525	522,804	(58,279)
Cybersecurity software	194,133	143,833	50,300
Total revenue	5,791,488	6,713,587	(922,099)

Cost of revenue:
Security managed services	1,757,344	1,809,328	(51,984)
Professional services	64,546	72,547	(8,001)
Cybersecurity software	56,629	58,815	(2,186)
Cost of payroll	2,445,608	2,658,957	(213,349)
Stock-based compensation	44,597	477,100	(432,503)
Total cost of revenue	4,368,724	5,076,747	(708,023)
Total gross profit	1,422,764	1,636,840	(214,076)

Operating expenses:
Professional fees	327,266	166,178	161,088
Advertising and marketing	1,942	525,302	(523,360)
Selling, general, and administrative	2,355,212	2,630,096	(274,884)
Stock-based compensation	225,430	644,651	(419,221)
Total operating expenses	2,909,850	3,966,227	(1,056,377)

Loss from operations	(1,487,086)	(2,329,387)	842,301

Change in fair value of derivative liability	-	79,919	(79,919)
Loss on extinguishment of convertible notes	-	(24,518)	24,518
Interest expense	(127,941)	(736,309)	608,368
Other income	2,322	374	1,948

Total other expense	(125,619)	(680,534)	554,915

Loss from continuing operations	$(1,612,705)	$(3,009,921)	$1,397,216

Revenue

Security managed services revenue decreased by $914,120, or 15%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to the loss of several higher-revenue customers, partially offset by new customer engagements. While we have added new customers, we cannot assure that new engagements will fully offset lost revenue in the near term or that new customer contracts will be comparable in size, duration, or profitability. We are focused on improving retention and expanding our pipeline, but continued customer attrition or delays in onboarding new customers could materially impact revenue and liquidity.

Professional services revenue decreased by $58,279, or 11%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to fewer customer projects.

Cybersecurity software revenue increased by $50,300, or 35%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to an increase in licenses for our cybersecurity software.

Expenses

Cost of Revenue

Security managed services cost of revenue decreased by $51,984, or 3%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to lower third-party costs for our existing client base.

Professional services cost of revenue decreased by $8,001, or 11%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, due to decreased use of consultants.

Cybersecurity software cost of revenue decreased by $2,186, or 4%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to additional development costs incurred in the three months ended June 30, 2025.

Cost of payroll decreased by $213,349, or 8%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to headcount reductions.

Stock-based compensation expenses decreased by $432,503, or 91%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, due to fewer equity awards issued. The decrease also reflects the impact of forfeitures of awards by terminated employees, which reduced recognized expense.

Operating Expenses

Professional fees increased by $161,088, or 97%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, due to an increase in accounting fees.

Advertising and marketing expenses decreased by $523,360 for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, due to transitioning marketing functions from external service providers to internal resources in 2026.

Selling, general, and administrative expenses decreased by $274,884, or 10%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to lower payroll costs, amortization expense, and credit card fees.

Stock-based compensation expenses decreased by $419,221, or 65%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, due to fewer equity awards issued. The decrease also reflects the impact of forfeitures of awards by terminated employees, which reduced recognized expense.

Other (Expense) Income

Change in fair value of derivative liability decreased by $79,919 for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 due to the conversion of certain convertible notes into shares of our Common Stock during the year ended December 31, 2025.

The loss on extinguishment of convertible notes decreased by $24,518 for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 due to the conversion of all remaining convertible notes payable into Common Stock or Series A Preferred Stock during the year ended December 31, 2025.

Interest expense decreased by $608,368 for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to the accretion of convertible notes payable and the amortization of debt issuance costs associated with the issuance of certain convertible notes payable during December 2024 and January 2025, which were largely eliminated following the conversion of the remaining convertible notes payable during the year ended December 31, 2025.

Other income increased by $1,948 for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to unrealized foreign exchange gains.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

Our financial results for the six months ended June 30, 2026 are summarized as follows in comparison to the six months ended June 30, 2025:

	Six Months Ended June 30,
	2026	2025	Variance
Revenue:
Security managed services	$10,673,178	$12,492,183	$(1,819,005)
Professional services	949,496	1,092,627	(143,131)
Cybersecurity software	389,139	291,099	98,040
Total revenue	12,011,813	13,875,909	(1,864,096)

Cost of revenue:
Security managed services	3,397,298	3,813,175	(415,877)
Professional services	103,916	122,739	(18,823)
Cybersecurity software	112,972	92,045	20,927
Cost of payroll	5,030,907	5,411,003	(380,096)
Stock-based compensation	119,849	1,018,505	(898,656)
Total cost of revenue	8,764,942	10,457,467	(1,692,525)
Total gross profit	3,246,871	3,418,442	(171,571)

Operating expenses:
Professional fees	1,016,432	679,857	336,575
Advertising and marketing	14,504	529,032	(514,528)
Selling, general, and administrative	4,703,520	5,286,987	(583,467)
Stock-based compensation	443,551	961,698	(518,147)
Total operating expenses	6,178,007	7,457,574	(1,279,567)

Loss from operations	(2,931,136)	(4,039,132)	1,107,996

Change in fair value of derivative liability	-	5,467,610	(5,467,610)
Loss on extinguishment of convertible notes	-	(863,669)	863,669
Interest expense	(254,992)	(8,949,180)	8,694,188
Other expense, net	(15,483)	(5,154)	(10,329)

Total other expense	(270,475)	(4,350,393)	4,079,918

Loss from continuing operations	$(3,201,611)	$(8,389,525)	$5,187,914

Revenue

Security managed services revenue decreased by $1,819,005, or 15%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to the loss of several higher-revenue customers, partially offset by new customer engagements. While we have added new customers, we cannot assure that new engagements will fully offset lost revenue in the near term or that new customer contracts will be comparable in size, duration, or profitability. We are focused on improving retention and expanding our pipeline, but continued customer attrition or delays in onboarding new customers could materially impact revenue and liquidity.

Professional services revenue decreased by $143,131, or 13%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to fewer customer projects.

Cybersecurity software revenue increased by $98,040, or 34%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to an increase in licenses for our cybersecurity software.

Expenses

Cost of Revenue

Security managed services cost of revenue decreased by $415,877, or 11%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to lower costs associated with service vendors supporting our existing client base.

Professional services cost of revenue decreased by $18,823, or 15%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to decreased use of outside consultants.

Cybersecurity software cost of revenue increased by $20,927, or 23%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to the launch of our suite of internally developed cybersecurity software products.

Cost of payroll decreased by $380,096, or 7%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to headcount reductions.

Stock-based compensation expenses decreased by $898,656, or 88%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, due to fewer equity awards issued. The decrease also reflects the impact of forfeitures of awards by terminated employees, which reduced recognized expense.

Operating Expenses

Professional fees increased by $336,575, or 50%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, due to an increase in accounting and consultant fees.

Advertising and marketing expenses decreased by $514,528, or 97% for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, due to transitioning marketing functions from external service providers to internal resources in 2026.

Selling, general, and administrative expenses decreased by $583,467, or 11%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to lower payroll costs, amortization expense, and credit card fees.

Stock-based compensation expenses decreased by $518,147, or 54%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, due to fewer equity awards issued. The decrease also reflects the impact of forfeitures of awards by terminated employees, which reduced recognized expense.

Other (Expense) Income

Change in fair value of derivative liability decreased by $5,467,610 for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 due to the conversion of certain convertible notes into shares of our Common Stock during the year ended December 31, 2025.

The loss on extinguishment of convertible notes decreased by $863,669 for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 due to the conversion of all remaining convertible notes payable into Common Stock or Series A Preferred Stock during the year ended December 31, 2025.

Interest expense decreased by $8,694,188 for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to the accretion of convertible notes payable and the amortization of debt issuance costs associated with the issuance of certain convertible notes payable during December 2024 and January 2025, which were largely eliminated following the conversion of the remaining convertible notes payable during the year ended December 31, 2025.

Other expense increased by $10,329 for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to unrealized foreign exchange losses.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2026, we incurred a net loss of $3,201,611 reported cash used in operations of $948,415 and expect to incur further losses through the end of 2026. Further, we have a working capital deficit of $8,518,124 as of June 30, 2026. As a result, substantial doubt about our ability to continue as a going concern exists. Our ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles. We are evaluating strategies to obtain the required additional funding for future operations. These strategies may include obtaining equity financing, issuing debt or entering into other financing arrangements, and restructuring operations to grow revenues and decrease expenses.

On June 5, 2026, we entered into a term loan with Aion pursuant to which we borrowed $350,000. The term loan bears interest at 16.50% per annum and is repayable in 12 monthly installments of $31,839. We incurred debt issuance costs of $5,250 in connection with the term loan. As of June 30, 2026, the outstanding principal balance was $350,000. The interest expense and amortization of debt issuance costs for the three and six months ended June 30, 2026 was immaterial.

Series B Preferred Stock

On September 24, 2025, we entered into a Preferred Equity Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital I (“B. Riley”) pursuant to which we may sell up to $15.0 million of shares of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”). As of March 31, 2026, B. Riley had purchased $2.3 million (2,396 shares) of the Series B Preferred Stock and had converted 618 of such shares into shares of our Common Stock.

On April 1, 2026, B. Riley delivered a conversion notice for the remaining 1,778 shares of Series B Preferred Stock. Because the notice was delivered at a time when the volume-weighted average price of our Common Stock was below the minimum conversion price of $0.40 per share for ten consecutive trading days, we became obligated to redeem the remaining Series B Preferred Stock and make monthly payments beginning May 1, 2026 equaling 105% of the $1,778,000 stated value, or $1,866,900. As of June 30, 2026, we had made one redemption payment of $155,575 with respect to the Series B Preferred Stock. These required cash payments increase our near-term liquidity needs, and we intend to satisfy them through a combination of operating cash flows and additional financing; however, there can be no assurance that sufficient funds will be available on acceptable terms, if at all.

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

On December 30, 2025, we received a letter from the listing qualifications staff of Nasdaq notifying us that the bid price of our Common Stock had closed below $1.00 per share for the previous 33 consecutive business days and our Common Stock did not meet the minimum bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial 180 calendar day compliance period, or until June 29, 2026, to regain compliance. To regain compliance during that initial compliance period, the closing bid price of our Common Stock was required to be at least $1.00 per share for a minimum of 10 consecutive business days.

On June 30, 2026, the staff notified us that we were eligible for an additional 180 calendar day period, or until December 28, 2026, to regain compliance. The staff’s determination was based on our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market with the exception of the bid price requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If at any time during this second 180-day compliance period, the closing bid price of our Common Stock is at least $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance. If we choose to implement a reverse stock split, we must complete the split no later than ten business days prior to the expiration date in order to timely regain compliance. If compliance cannot be demonstrated by December 28, 2026, the staff will provide written notification that our Common Stock will be delisted. At that time, we may appeal the staff’s determination to a hearings panel.

The Nasdaq notice has no immediate impact on the listing of our Common Stock, which will continue to be listed and traded on The Nasdaq Capital Market, subject to our compliance with the other listing requirements of The Nasdaq Capital Market. Although we will use all reasonable efforts to achieve compliance with Rule 5550(a)(2), there can be no assurance that we will be able to regain compliance with that rule prior to the December 28, 2026 deadline.

Material Cash Requirements

Our material cash requirements included the following contractual obligations as of June 30, 2026:

Indebtedness

As of June 30, 2026, the carrying value of our outstanding debt obligations was $4,132,061, substantially all of which is scheduled to mature during the remainder of 2026 and the first six months of 2027.

Leases

As of June 30, 2026, the carrying value of our outstanding operating lease obligations was $354,655.

Sources of Funding to Satisfy Material Cash Requirements

Our principal sources of liquidity are our cash on hand, cash provided by operations, the Purchase Agreement discussed above, and our shelf registration statement on Form S-3 discussed above. Our current cash on hand is not sufficient to satisfy our operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. We expect to incur further losses through the end of 2026, and there can be no assurance that we will be able to obtain additional liquidity from the Purchase Agreement or our shelf registration statement on Form S-3 or elsewhere when needed or under acceptable terms, if at all.

Working Capital Deficit

Our working capital deficit as of June 30, 2026 in comparison to our working capital deficit as of December 31, 2025, is summarized as follows:

	June 30, 2026	December 31, 2025
Current assets	$2,490,426	$3,264,224
Current liabilities	11,008,550	7,738,489
Working capital deficit	$(8,518,124)	$(4,474,265)

The decrease in current assets is primarily due to the increase in accounts receivable of $207,844, being more than offset by the decrease in cash and cash equivalents of $974,223. Cash and cash equivalents decreased primarily due to the use of cash in operations. Accounts receivable increased due to timing of collection.

The increase in current liabilities is primarily due to the new debt obligations to B. Riley and Aion discussed above.

Cash Flows

Our cash flows for the six months ended June 30, 2026 in comparison to our cash flows for the six months ended June 30, 2025, are summarized as follows:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(948,415)	$(5,303,332)
Net cash used in investing activities	(8,911)	-
Net cash (used in) provided by financing activities	(16,897)	5,071,497
Net decrease in cash and cash equivalents	$(974,223)	$(231,835)

Operating Activities

Net cash used in operating activities was $948,415 for the six months ended June 30, 2026 and was primarily due to cash used to fund a net loss of $3,201,611 (which includes non-cash expenses in the aggregate of $1,120,801), partially offset by an increase in accounts payable of $1,120,061. Net cash used in operating activities was $5,303,332 for the six months ended June 30, 2025 and was primarily due to cash used to fund a net loss of $8,389,525 (which includes non-cash expenses in the aggregate of $6,520,869), a decrease in accounts payable and accrued expenses and a decrease in deferred revenue.

Investing Activities

Net cash used in investing activities of $8,911 for the six months ended June 30, 2026 was due to purchases of property and equipment.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026 was $16,897, which was primarily due to cash received from borrowings on our loans payable and line of credit (net of debt issuance costs) of $12,225,050, offset by $12,220,144 in repayments of our loans payable and line of credit. Net cash provided by financing activities for the six months ended June 30, 2025 was $5,071,497, which was primarily due to $2,684,754 from the sale of our Common Stock, $655,000 from the exercise of warrants, cash received from borrowings on our convertible loans payable and line of credit (net of debt issuance costs) of $9,861,983, offset by $8,132,411 in repayments of our loans payable and line of credit.

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

The price of our Common Stock has continued to decrease subsequent to June 30, 2026. As of June 30, 2026, a 1% decrease in our stock price and resulting market capitalization would have resulted in the fair value of our reporting unit to be less than its carrying value. As a result, there is increased risk that goodwill impairment charges could be recorded in the future. Any future impairment charges could adversely impact our financial condition and results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective. This does not include an evaluation by our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We test goodwill for impairment at least annually, and we review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that could result in an impairment include, among others, declines in our stock price or market capitalization, lower-than-expected operating results, reduced future cash flow estimates, adverse changes in our business or industry, or other changes in market or economic conditions. If we determine that any of our goodwill or intangible assets are impaired, we may be required to record a significant charge to earnings in the period in which the impairment is determined, which could adversely affect our results of operations and financial condition.

As of June 30, 2026, we had cash and cash equivalents of $721,771 and a working capital deficit of $8,518,124, and we incurred net losses and negative operating cash flows. These conditions raise substantial doubt about our ability to continue as a going concern. In connection with the conversion of all outstanding Series B Preferred Stock on April 1, 2026, we are required to make monthly cash payments of approximately $155,575 through May 2027, for an aggregate obligation of $1,866,900. We expect to require additional capital to fund operations and meet these obligations. If we are unable to raise capital on acceptable terms, or at all, we may be forced to reduce or curtail operations, delay strategic initiatives, or pursue restructuring alternatives.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case, defined in Item 408 of Regulation S-K).

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

CISO GLOBAL, INC.

By:	/s/ David G. Jemmett
David G. Jemmett
Chief Executive Officer
(Principal Executive Officer)
Date:	August 14, 2026

By:	/s/ Debra L. Smith
Debra L. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	August 14, 2026

