Form 10-Q
period 2026-09-30
CISO Global, Inc.
filed 2026-11-13
CIK 1777319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of November 12, 2026, there were 45,578,734 shares of the registrant’s Common Stock outstanding.

CISO GLOBAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026 (unaudited)

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

Forward-looking statements made in this Quarterly Report on Form 10-Q include statements about:

●	our belief that culture is the foundation of every successful cybersecurity and compliance program;
●	our ability to differentiate ourselves from the majority of cybersecurity firms that are focused on a specific technology or service by remaining technology agnostic, focusing on accumulating highly sought-after topic experts;
●	that we will continually seek to identify and acquire cybersecurity talent to expand our service scope and geographical coverage to provide the best possible service for our clients;
●	our belief that bringing together a world-class team of technological experts with multi-faceted expertise in critical aspects of cybersecurity is key to providing technology-agnostic solutions to our clients in a business environment that has suffered from a chronic lack of highly skilled professionals, thereby setting us apart from competitors and in-house security teams;
●	our ability to achieve our goal of creating a culture of security and to help quantify, define, and capture a return on investment from information technology and cybersecurity spending;
●	the substantial doubt about our ability to continue as a going concern;
●	our intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary ;
●	our belief that we maintain adequate indirect tax accruals;
●	our intention to satisfy the Series B Preferred Stock redemption through a combination of operating cash flows and additional financing;
●	our expectation to incur further losses through the end of 2027;
●	our ability to fund ongoing operations upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles;
●	that we may be unable to access further equity or debt financing when needed;
●	that any future impairment charges could adversely impact our financial condition and results of operations and;
●	our expectations regarding the impact of recently issued accounting standards that we have not yet adopted.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED)

CISO GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2026	2025

ASSETS

Current Assets:
Cash and cash equivalents	$451,776	$1,695,994
Accounts receivable, net of allowance for credit losses of $0 and $60,551 at September 30, 2026, and December 31, 2025, respectively	1,087,640	1,201,061
Prepaid cost of revenue	91,798	70,216
Prepaid expenses and other current assets	68,125	204,997
Contract assets	131,341	91,956
Total Current Assets	1,830,680	3,264,224

Property and equipment, net	340,016	450,104
Operating lease right-of-use assets, net	245,224	370,345
Intangible assets, net	335,672	881,075
Goodwill	18,250,544	19,900,550
Prepaid cost of revenue, net of current portion	25,142	29,989
Other assets	131,966	131,966

Total Assets	$21,159,244	$25,028,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,679,643	$2,682,762
Accrued expenses and other current liabilities	1,852,058	1,592,874
Deferred revenue	669,501	1,024,725
Lease liabilities	202,463	181,478
Loans payable	2,343,390	83,983
Line of credit	1,720,877	2,172,667
Total Current Liabilities	11,467,932	7,738,489

Deferred revenue, net of current portion	29,934	33,673
Loans payable, net of current portion	-	3,605
Lease liabilities, net of current portion	105,826	260,572

Total Liabilities	11,603,692	8,036,339

Commitments and Contingencies (Note 10)

Temporary Equity: Series B Preferred Stock, 1,778 and 2,396 shares issued at September 30, 2026 and December 31, 2025, respectively; 1,778 and 2,081 shares outstanding at September 30, 2026 and December 31, 2025, respectively	-	2,171,980

Stockholders’ Equity:
Common Stock, $.00001 par value; 1,300,000,000 shares authorized; 46,080,871 and 45,173,774 shares issued at September 30, 2026 and December 31, 2025, respectively; 45,578,734 and 44,671,637 outstanding at September 30, 2026 and December 31, 2025, respectively	460	451
Series A Preferred Stock, $.00001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	-	-
Additional paid-in capital	206,517,763	205,462,426
Treasury stock, at cost (502,137 shares)	(290,737)	(290,737)
Accumulated other comprehensive income (loss)	6,595	(10,689)
Accumulated deficit	(196,678,529)	(190,341,517)
Total Stockholders’ Equity	9,555,552	14,819,934

Total Liabilities and Stockholders’ Equity	$21,159,244	$25,028,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue:
Security managed services	$4,957,151	$5,835,909	$15,630,329	$18,328,092
Professional services	463,466	480,351	1,412,962	1,572,978
Cybersecurity software	199,839	145,538	588,978	436,637
Total revenue	5,620,456	6,461,798	17,632,269	20,337,707

Cost of revenue:
Security managed services	1,668,872	1,889,615	5,066,170	5,702,790
Professional services	49,622	45,720	153,538	168,459
Cybersecurity software	55,788	54,716	168,760	146,761
Cost of payroll	2,209,731	2,539,826	7,240,638	7,950,829
Stock-based compensation	39,573	324,607	159,422	1,343,112
Total cost of revenue	4,023,586	4,854,484	12,788,528	15,311,951
Total gross profit	1,596,870	1,607,314	4,843,741	5,025,756

Operating expenses:
Professional fees	355,068	416,504	1,371,500	1,096,361
Advertising and marketing	4,366	311,911	18,870	840,943
Selling, general and administrative	2,384,598	2,572,001	7,088,118	7,858,988
Stock-based compensation	173,795	940,905	617,346	1,902,603
Impairment of goodwill	1,650,006	-	1,650,006	-
Total operating expenses	4,567,833	4,241,321	10,745,840	11,698,895

Loss from operations	(2,970,963)	(2,634,007)	(5,902,099)	(6,673,139)

Other (expense) income:
Change in fair value of derivative liability	-	-	-	5,467,610
Gain on extinguishment of convertible notes, net	-	5,296,103	-	4,432,434
Interest expense, net	(143,505)	(127,213)	(398,497)	(9,076,393)
Other expense	(20,933)	(2,455)	(36,416)	(7,609)
Total other (expense) income	(164,438)	5,166,435	(434,913)	816,042

(Loss) income from continuing operations before income taxes	(3,135,401)	2,532,428	(6,337,012)	(5,857,097)
Benefit from income taxes	-	-	-	-
(Loss) income from continuing operations	(3,135,401)	2,532,428	(6,337,012)	(5,857,097)

Net (loss) income	$(3,135,401)	$2,532,428	$(6,337,012)	$(5,857,097)

Net (loss) income per common share:
Basic	$(0.07)	$0.07	$(0.14)	$(0.23)
Diluted	$(0.07)	$(0.05)	$(0.14)	$(0.36)

Weighted-average shares used in computing net loss (income) per share:
Basic	45,530,296	33,398,602	45,358,018	26,565,334
Diluted	45,530,296	33,745,447	45,358,018	27,286,685

Other comprehensive income:
Foreign currency translation adjustments	$12,630	$2,772	$17,284	$5,491
Other comprehensive income:	12,630	2,772	17,284	5,491
Comprehensive (loss) income	$(3,122,771)	$2,535,200	$(6,319,728)	$(5,851,606)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY

(Unaudited)

	Temporary Equity		Permanent Equity
	Series B Preferred Stock		Common Stock		Series A Preferred Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at June 30, 2026	-	$-	46,027,792	$460	-	$-	(502,137)	$(290,737)	$206,309,094	$(6,035)	$(193,543,128)	$12,469,654

Stock-based compensation	-	-	-	-	-	-	-	-	213,368	-	-	213,368
Vesting of restricted stock units	-	-	53,079	-	-	-	-	-	(4,699)	-	-	(4,699)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	12,630	-	12,630
Net loss	-	-	-	-	-	-	-	-	-	-	(3,135,401)	(3,135,401)
Balance at September 30, 2026	-	$-	46,080,871	$460	-	$-	(502,137)	$(290,737)	$206,517,763	$6,595	$(196,678,529)	$9,555,552

	Temporary Equity		Permanent Equity
	Series B Preferred Stock		Common Stock		Series A Preferred Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at June 30, 2025	-	$-	33,167,604	$331	-	$-	(502,137)	$(290,737)	$198,497,240	$(2,060)	$(190,652,131)	$7,552,643

Stock-based compensation - stock options	-	-	-	-	-	-	-	-	879,557	-	-	879,557
Issuance of common stock for services	-	-	382,927	4	-	-	-	-	347,911	-	-	347,915
Issuance of Common Stock			112,907	1	-	-	-	-	131,320	-	-	131,321
Conversion of convertible notes into Series A Preferred Stock	-	-	-	-	9,297,894	93	-	-	4,001,698	-	-	4,001,791
Exercise of warrants	-	-	961,333	10	-	-	-	-	897,970	-	(4,981)	892,999
Exercise of stock options			1,000	-	-	-	-	-	621	-	-	621
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	2,772	-	2,772
Net income	-	-	-	-	-	-	-	-	-	-	2,532,428	2,532,428
Balance at September 30, 2025	-	$-	34,625,771	$346	9,297,894	$93	(502,137)	$(290,737)	$204,756,317	$712	$(188,124,684)	$16,342,047

CISO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY

(Unaudited)

	Temporary Equity		Permanent Equity
	Series B Preferred Stock		Common Stock		Series A Preferred Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2026	2,081	$2,171,980	45,173,774	$451	-	$-	(502,137)	$(290,737)	$205,462,426	$(10,689)	$(190,341,517)	$14,819,934

Stock-based compensation	-	-	-	-	-	-	-	-	776,768	-	-	776,768
Conversion of Series B Preferred Stock to Common Stock	(303)	(290,880)	641,700	7	-	-	-	-	290,873	-	-	290,880
Adjustment of Series B Preferred Stock to redemption value	-	(14,200)	-	-	-	-	-	-	14,200	-	-	14,200
Conversion of Series B Preferred Stock to loan payable	(1,778)	(1,866,900)	-	-	-	-	-	-	-	-	-	-
Vesting of restricted stock units	-	-	265,397	2	-	-	-	-	(26,504)	-	-	(26,502)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	17,284	-	17,284
Net loss	-	-	-	-	-	-	-	-	-	-	(6,337,012)	(6,337,012)
Balance at September 30, 2026	-	$-	46,080,871	$460	-	$-	(502,137)	$(290,737)	$206,517,763	$6,595	$(196,678,529)	$9,555,552

	Temporary Equity		Permanent Equity
	Series B Preferred Stock		Common Stock		Series A Preferred Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2025	-	$-	12,324,003	$123	-	$-	(502,137)	$(290,737)	$183,707,063	$(4,779)	$(182,262,606)	$1,149,064

Stock-based compensation - stock options	-	-	-	-	-	-	-	-	2,806,800	-	-	2,806,800
Issuance of Common Stock for services	-	-	482,927	5	-	-	-	-	438,910	-	-	438,915
Issuance of Common Stock	-	-	5,046,302	50	-	-	-	-	2,816,025	-	-	2,816,075
Conversion of convertible notes into Common Stock	-	-	15,151,706	152	-	-	-	-	8,988,517	-	-	8,988,669
Conversion of Series A Preferred Stock to Common Stock			-	-	9,297,894	93	-	-	4,001,698	-	-	4,001,791
Issuance of warrants	-	-	-	-	-	-	-	-	441,548	-	-	441,548
Exercise of warrants	-	-	1,616,333	16	-	-	-	-	1,552,964	-	(4,981)	1,547,999
Exercise of stock options	-	-	4,500	-	-	-	-	-	2,792	-	-	2,792
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	5,491	-	5,491
Net loss	-	-	-	-	-	-	-	-	-	-	(5,857,097)	(5,857,097)
Balance at September 30, 2025	-	$-	34,625,771	$346	9,297,894	$93	(502,137)	$(290,737)	$204,756,317	$712	$(188,124,684)	$16,342,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CISO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,337,012)	$(5,857,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	776,768	2,806,800
Stock-based compensation - stock issued for services	-	438,915
Non-cash interest expense	2,187	9,601,032
Depreciation and amortization	693,895	923,854
Non-cash operating lease costs	125,121	125,121
Bad debt expense	(1,999)	46,627
Impairment of goodwill	1,650,006	-
Change in fair value of derivative liability	-	(5,467,610)
Gain on extinguishment of convertible notes, net	-	(4,432,434)
Other	1,316	1,751
Changes in operating assets and liabilities:	-
Accounts receivable	115,420	492,550
Contract assets	(39,385)	(5,013)
Prepaid expenses and other assets	120,137	102,381
Accounts payable	2,014,165	(2,422,357)
Accrued expenses and other current liabilities	259,184	(1,670,383)
Lease liabilities	(133,761)	(115,167)
Deferred revenue	(358,963)	(749,012)
Net cash used in operating activities	(1,112,921)	(6,180,042)

Cash flows from investing activities:
Purchases of property and equipment	(39,720)	-
Net cash used in investing activities	(39,720)	-

Cash flows from financing activities:
Tax withholding related to the vesting of restricted stock units	(26,502)	-
Proceeds from sales of Common Stock, net of offering costs	-	2,816,075
Proceeds from stock option exercises	-	2,792
Proceeds from exercises of warrants	-	1,547,999
Proceeds from loans payable	700,000	-
Proceeds from convertible notes payable	-	5,000,000
Proceeds from line of credit	17,370,100	12,685,125
Payments on line of credit	(17,821,890)	(12,681,002)
Payments on loans payable	(302,785)	(1,663,165)
Payments of debt issuance costs	(10,500)	(1,408,642)
Net cash (used in) provided by financing activities	(91,577)	6,299,182

Net (decrease) increase in cash and cash equivalents	(1,244,218)	119,140

Cash and cash equivalents - beginning of the period	1,695,994	992,589

Cash and cash equivalents - end of the period	$451,776	$1,111,729

Supplemental cash flow information:
Cash paid for:
Interest	$394,704	$646,059
Income taxes	$-	$-
Supplemental disclosures of non-cash investing and financing activities:
Common Stock issued in exchange for services	$-	$438,915
Conversion of convertible notes - Common Stock	$-	$8,988,669
Conversion of convertible notes - Series A Preferred Stock	$-	$4,001,698
Conversion of Series B Preferred Stock to Common Stock	$290,880	$-
Adjustment to redemption value of Series B Preferred Stock	$14,200	$-
Conversion of Series B Preferred Stock to loan payable	$1,866,900	$-

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, due to losses incurred, historical cash used in operations and the existence of a working capital deficit, substantial doubt about our ability to continue as a going concern exists within one year after the date the financial statements are issued. Our company’s ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles. Management’s plans to address these concerns include obtaining equity financing, issuing debt or entering into other financing arrangements, and restructuring operations to grow revenues and decrease expenses. However, we may be unable to access further equity or debt financing when needed. As such, there can be no assurance that we will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

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

On April 1, 2026, B. Riley delivered a conversion notice for the remaining 1,778 shares of Series B Preferred Stock. In connection with the conversion of all outstanding Series B Preferred Stock, we are obligated to make cash payments of approximately $155,575 per month through May 2027, for an aggregate obligation of $1,866,900. As of September 30, 2026, we have made one monthly payment of $155,575. At B. Riley’s election, B. Riley stopped requiring payment after the first installment. B. Riley may require repayment of the outstanding balance at any time, and any such repayment could materially reduce our available liquidity and our ability to fund working capital, operations and other near-term cash requirements. We would intend to satisfy any required cash payments through a combination of operating cash flows and additional financing; however, there can be no assurance that sufficient funds will be available on acceptable terms, if at all.

On June 26, 2025, we renewed our expiring shelf registration statement on Form S-3 (that was declared effective on July 7, 2025) (“July 2025 Prospectus”) that contains two prospectuses:

1)	a base prospectus that covers the potential offering, issuance, and sale from time to time of our Common Stock, preferred stock, warrants, debt securities, and units in one or more offerings with total proceeds of up to $100,000,000; and
2)	a sales agreement prospectus covering the potential offering, issuance, and sale from time to time of shares of our Common Stock having aggregate gross sales proceeds of up to $10,380,600 pursuant to our At-the-Market (“ATM”) sales agreement, dated June 14, 2022, with B. Riley, Stifel, Nicolaus & Company, Incorporated and Boustead Securities, LLC.

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

We recognized revenue of $842,478 and $1,051,138 for the nine months ended September 30, 2026 and 2025, respectively, which was included in the corresponding deferred revenue balance at the beginning of the period.

Changes in deferred revenue were as follows:

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$1,058,398	$1,449,718
Additions to deferred revenue	2,254,051	2,624,145
Recognition of deferred revenue	(2,613,014)	(3,373,157)
Ending balance	$699,435	$700,706

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

The following is a reconciliation of the numerators and denominators of the basic net (loss) income per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
(Loss) income from continuing operations	$(3,135,401)	$2,532,428	$(6,337,012)	$(5,857,097)
Add: Adjustment of Series B Preferred Stock to redemption value	-	-	14,200	-
Less: Deemed dividend related to Series B Preferred Stock	-	-	(37,579)	-
Less: Series A Preferred Stock dividend	-	(145,200)	-	(145,200)
Net (loss) income attributable to common stockholders	$(3,135,401)	$2,387,228	$(6,360,391)	$(6,002,297)

Denominator:
Weighted-average shares outstanding - basic	45,530,296	33,398,602	45,358,018	26,565,334

Net (loss) income per share – basic:	$(0.07)	$0.07	$(0.14)	$(0.23)

The following is a reconciliation of the numerators and denominators of the diluted net loss per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income attributable to common stockholders	$(3,135,401)	$2,387,228	$(6,360,391)	$(6,002,297)
Less: Gain on extinguishment of convertible notes	-	(4,096,855)	-	(4,096,855)
Add: Convertible notes – interest expense	-	41,667	-	357,330
Net loss	$(3,135,401)	$(1,667,960)	$(6,360,391)	$(9,741,822)

Denominator:
Weighted-average shares outstanding – basic	45,530,296	33,398,602	45,358,018	26,565,334
Dilutive effect of equity awards:
Convertible notes payable	-	346,845	-	721,351
Weighted-average shares outstanding - diluted	45,530,296	33,745,447	45,358,018	27,286,685

Net loss per share – diluted:	$(0.07)	$(0.05)	$(0.14)	$(0.36)

The following potentially dilutive securities were excluded from the computation of diluted net loss per common share because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	4,121,036	4,213,392	4,121,036	4,213,392
Restricted stock units	790,625	1,550,000	790,625	1,550,000
Warrants	5,031,281	5,433,281	5,031,281	5,433,281
Series A Preferred Stock	-	9,297,894	-	9,297,894
Total	9,942,942	20,494,567	9,942,942	20,494,567

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

We utilize Accounting Standards Codification Topic 740 (ASC 740), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. We account for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At September 30, 2026 and December 31, 2025, our net deferred tax assets have been fully reserved.

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

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2026	December 31, 2025
Prepaid expenses	$58,391	$157,231
Prepaid insurance	9,734	47,766
Total prepaid expenses and other current assets	$68,125	$204,997

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	September 30, 2026	December 31, 2025
Computer equipment	$346,470	$375,076
Leasehold improvements	25,791	25,791
Furniture and fixtures	72,511	72,511
Software	810,775	866,254
	1,255,547	1,339,632
Less: accumulated depreciation	(915,531)	(889,528)
Property and equipment, net	$340,016	$450,104

Depreciation expense was $47,561 and $69,761 for the three months ended September 30, 2026 and 2025, respectively, and $148,492 and $225,495 for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Goodwill

The following table presents the goodwill balance and accumulated impairment losses as of September 30, 2026 and December 31, 2025:

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance at December 31, 2025	$71,525,609	$(51,625,059)	$19,900,550
Impairment of goodwill	-	(1,650,006)	(1,650,006)
Balance at September 30, 2026	$71,525,609	$(53,275,065)	$18,250,544

As a result of the substantial and sustained decline in our company’s stock price and overall market capitalization during 2026, we determined that a triggering event had occurred as of September 30, 2026, indicating that the carrying value of goodwill may not be recoverable. Accordingly, we performed a quantitative goodwill impairment test as of September 30, 2026. Based on the results of the impairment test, we concluded that the fair value of the reporting unit, based on its quoted market capitalization as of September 30, 2026, was less than its carrying amount. Therefore, we recorded a goodwill impairment charge of $1,650,006 during the three and nine months ended September 30, 2026.

Intangible Assets

Intangible assets, net are summarized as follows:

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$3,835,981	$(3,734,236)	$101,745
Customer base	572,048	(441,047)	131,001
Non-compete agreements	487,400	(487,400)	-
Intellectual property/technology	2,455,879	(2,352,953)	102,926
	$7,351,308	$(7,015,636)	$335,672

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames – trademarks	$3,835,981	$(3,472,606)	$363,375
Customer base	572,048	(390,193)	181,855
Non-compete agreements	487,400	(487,400)	-
Intellectual property/technology	2,455,879	(2,120,034)	335,845
	$7,351,308	$(6,470,233)	$881,075

The weighted average remaining useful life of finite-lived intangible assets is 1.7 years as of September 30, 2026.

Amortization expense for the three months ended September 30, 2026 and 2025 was $171,664 and $232,019, respectively, and $545,403 and $698,359 for the nine months ended September 30, 2026 and 2025, respectively.

Based on the balance of intangible assets at September 30, 2026, expected future amortization expense for finite-lived intangible assets is as follows:

2026 (remainder of)	$164,062
2027	73,210
2028	49,200
2029	49,200
Total	$335,672

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025

Accrued expenses	$1,161,607	$797,011
Accrued payroll and bonuses	615,473	691,622
Accrued commissions	37,500	64,500
Indirect taxes payable	26,617	30,486
Accrued interest	10,861	9,255
Total accrued expenses and other current liabilities	$1,852,058	$1,592,874

NOTE 7 – RELATED PARTY TRANSACTIONS

Managed Services Agreement with Hensley Beverage Company – Related Party

In July 2021, we entered into a 1-year Managed Services Agreement with Hensley Beverage Company to provide secured managed services. We also may be engaged by Hensley Beverage Company from time to time to provide other related services outside the scope of the Managed Services Agreement. While the agreement provides for an original term through December 31, 2021, the agreement will continue until terminated by either party. For the three months ended September 30, 2026 and 2025, we received $489,413 and $490,089, respectively, and for the nine months ended September 30, 2026 and 2025, we received $1,280,098 and $769,683, respectively, from Hensley Beverage Company for contracted services, and had an outstanding receivable balance of $138,588 and $125,215 as of September 30, 2026 and December 31, 2025, respectively. Mr. McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company, d/b/a/ Hensley Beverage Company.

Convertible Note Payable with Hensley & Company

In March 2023, we issued an unsecured convertible note to Hensley & Company in the principal amount of $5,000,000 bearing an interest rate of 10.00% per annum. The principal amount, together with accrued and unpaid interest, was due on March 20, 2025. On March 25, 2025, we entered into Amendment Number One to this convertible note, which extended the maturity date of the convertible note to March 20, 2026. Mr. McCain, a director of our company, is President and Chief Executive Officer of Hensley & Company. During the three months ended September 30, 2025, we recorded interest expense of $41,667, and during the nine months ended September 30, 2025, we recorded interest expense of $291,667. On August 5, 2025, the principal amount of $5,000,000 together with $1,180,554 of accrued and unpaid interest payable under the convertible note were converted into Series A Preferred Stock and the convertible note was fully extinguished. On November 6, 2025, Hensley & Company converted all outstanding shares of Series A Preferred Stock together with $222,815 in accrued and unpaid dividends to shares of our Common Stock.

Note 8 - STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY

Equity Transactions

For the three and nine months ended September 30, 2026, we did not have any sales transactions for Common Stock under our registration statement on Form S-3 that was declared effective on July 7, 2025.

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

As of September 30, 2026, we had made one redemption payment of $155,575 with respect to the Series B Preferred Stock. At B. Riley’s election, B. Riley stopped requiring payment after the first installment. B. Riley may require repayment of the outstanding balance at any time, and any such repayment could materially reduce our available liquidity and our ability to fund working capital, operations and other near-term cash requirements.

Despite the redemption payment of $155,575, the 1,778 shares of Series B Preferred Stock remain outstanding on our books and records.

Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2026:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	5,031,281	$1.18	3.92	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at September 30, 2026	5,031,281	1.18	3.18	$-
Exercisable at September 30, 2026	5,031,281	1.18	3.18	$-

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

The following table summarizes stock option activity for the nine months ended September 30, 2026:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	4,042,952	$9.78	8.17	$16,013
Granted	900,000	0.31	-	-
Exercised	-	-	-	-
Expired or cancelled	(821,916)	7.90	-	-
Outstanding at September 30, 2026	4,121,036	$8.09	7.97	$6,950
Exercisable at September 30, 2026	2,169,774	$14.79	7.03	$6,950

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the total positive difference between the fair market value of our Common Stock and the exercise price of the stock options.

Total stock-based compensation expense related to the stock options was $144,518 and $767,447 for the three months ended September 30, 2026 and 2025, respectively, and $623,994 and $2,694,690 for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was unrecognized compensation expense of $1,077,856 with a weighted average recognition period of 1.5 years related to the stock options. The total intrinsic value of options exercised during the three months ended September 30, 2026 and 2025, was zero. The total intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025, was zero.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2026 and 2025 was $0.29 and $0.86, respectively. During the three and nine months ended September 30, 2026, 101,583 and 1,141,214 options vested, net of forfeitures, respectively.

Restricted Stock Units

We granted restricted stock units (“RSUs”) that only contain a service-based vesting condition that is typically satisfied over four years. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the requisite service period. The fair value of RSUs is determined by the closing price of our Common Stock on the grant date.

On June 13, 2025, we granted 1,550,000 RSUs with a weighted-average grant date fair value of $0.96. During the three and nine months ended September 30, 2026, zero and 400,000 RSUs were forfeited due to employee termination, respectively. During the three and nine months ended September 30, 2026, 71,875 and 359,375 RSUs vested, respectively. In connection with the vesting of these awards, 18,796 and 93,978 shares were withheld to satisfy employee tax withholding obligations, resulting in the net issuance of 53,079 and 265,397 shares of Common Stock, respectively for the three and nine months ended September 30, 2026. At September 30, 2026, 790,625 RSUs were outstanding.

Total stock-based compensation expense related to the RSUs was $68,850 and $152,774 for the three and nine months ended September 30, 2026. Total stock-based compensation expense related to the RSUs was $94,784 and $112,110 for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, there was unrecognized compensation expense of $745,352 with a weighted average recognition period of 2.7 years related to the RSUs.

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

As of September 30, 2026 and December 31, 2025, our accrual for estimated indirect tax liabilities was $26,617 and $30,486, respectively, reflecting our best estimate of the potential liability based on an analysis of our business activities, revenues subject to indirect taxes, and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation, or settlements could be materially different than the amounts established for indirect tax contingencies.

Warranties

Our services are generally warranted to deliver and operate in a manner consistent with general industry standards that are reasonably applicable and materially conform with our documentation under normal use and circumstances.

We offer a limited warranty to select customers, subject to various conditions, to cover certain costs incurred by the customer in case of a security breach. We have entered into an insurance policy to cover our potential liability arising from this limited warranty arrangement. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the unaudited condensed consolidated financial statements as of September 30, 2026 and December 31, 2025.

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

In relation to the Loan and Security Agreements, we recorded interest expense of $73,359 and $78,993 for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, we recorded interest expense of $222,976 and $237,840, respectively. Accrued interest payable as of September 30, 2026 and December 31, 2025 was $860 and $1,086, respectively. As of September 30, 2026 and December 31, 2025, the Loan and Security Agreements outstanding balance was $1,720,877 and $2,172,667, respectively.

Loans Payable

As of September 30, 2026 and December 31, 2025, loans payable were comprised of the following:

	Effective Interest Rates	Maturities	September 30, 2026	December 31, 2025

B. Riley	-%	2027	$1,711,325	$-
Aion Term Loan 1	19.55%	2027	267,802	-
Aion Term Loan 2	19.55%	2027	295,576	-
Other	4.75% to 6.00%	2026 - 2027	77,000	87,588

Total loans payable			2,351,703	87,588
Less: debt discount			(8,313)	-
Less: current portion			(2,343,390)	(83,983)
Loans payable, net of current portion			$-	$3,605

On June 5, 2026, we entered into a term loan with Aion (the “Aion Term Loan 1”) pursuant to which we borrowed $350,000. The term loan bears interest at 16.50% per annum and is repayable in 12 monthly principal and interest installments of $31,839. We incurred debt issuance costs of $5,250 in connection with the term loan. As of September 30, 2026, the outstanding principal balance was $267,802. The interest expense for the three and nine months ended September 30, 2026 was $14,630.

On July 16, 2026, we entered into a second term loan with Aion (the “Aion Term Loan 2”) pursuant to which we borrowed $350,000. The term loan bears interest at 16.50% per annum and is repayable in 12 monthly principal and interest installments of $31,839. We incurred debt issuance costs of $5,250 in connection with the term loan. As of September 30, 2026, the outstanding principal balance was $295,576. The interest expense for the three and nine months ended September 30, 2026 was $10,128.

As discussed in Note 8, on April 1, 2026, B. Riley delivered a conversion notice for the remaining 1,778 shares of Series B Preferred Stock. Because the notice was delivered at a time when the volume-weighted average price of our Common Stock was below the minimum conversion price of $0.40 per share for ten consecutive trading days, we are obligated to redeem the remaining Series B Preferred Stock and make payments beginning May 1, 2026 equal to 105% of the $1,778,000 stated value, or $1,866,900. As of September 30, 2026, the remaining balance due was $1,711,325.

At September 30, 2026, the principal payments due under the above loans payable and line of credit were as follows:

2026 (remainder)	$1,105,912
2027	2,966,668
Total future principal payments	4,072,580
Less: debt discount	(8,313)
Less: current portion of debt	(4,064,267)
Debt, net of current portion	$-

NOTE 12 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

For each of the three and nine months ended September 30, 2026, one customer represented approximately 12% of our total revenue as presented in the condensed consolidated statements of operations and comprehensive loss. For each of the three and nine months ended September 30, 2025, one customer represented 11% and 10% of our total revenue as presented in the condensed consolidated statements of operations and comprehensive loss, respectively.

As of September 30, 2026, the same customer that represented approximately 12% of total revenue accounted for approximately 19% of our accounts receivable balance. In addition, a related party accounted for approximately 12% of our accounts receivable balance as of September 30, 2026. As of September 30, 2025, the same customer that represented approximately 10% or more of total revenue accounted for approximately 17% of our accounts receivable balance.

NOTE 13 – SUBSEQUENT EVENT

On November 3, 2026, we entered into a promissory note with SNB Bank (the “SNB Note”), pursuant to which we borrowed $1,000,000. The SNB Note bears interest at 15% per annum and is payable on demand. If no demand is made, accrued interest is payable monthly beginning November 30, 2026, and all outstanding principal and any accrued unpaid interest are due on April 30, 2027. The SNB Note is secured by a separate security instrument signed by a family member of one of the Company’s shareholders. We incurred $25,199 in debt issuance costs in connection with the SNB Note.

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

Operating Highlights for the Nine Months Ended September 30, 2026

Our operating results for the nine months ended September 30, 2026 included the following:

●	Total operating expenses decreased to $10,745,840 for the nine months ended September 30, 2026 as compared to $11,698,895 for the nine months ended September 30, 2025.
●	Reduced our loss from operations to $5,902,099 for the nine months ended September 30, 2026 as compared to $6,673,139 for the nine months ended September 30, 2025.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

Our financial results for the three months ended September 30, 2026 are summarized as follows in comparison to the three months ended September 30, 2025:

	Three Months Ended September 30,
	2026	2025	Variance
Revenue:
Security managed services	$4,957,151	$5,835,909	$(878,758)
Professional services	463,466	480,351	(16,885)
Cybersecurity software	199,839	145,538	54,301
Total revenue	5,620,456	6,461,798	(841,342)

Cost of revenue:
Security managed services	1,668,872	1,889,615	(220,743)
Professional services	49,622	45,720	3,902
Cybersecurity software	55,788	54,716	1,072
Cost of payroll	2,209,731	2,539,826	(330,095)
Stock-based compensation	39,573	324,607	(285,034)
Total cost of revenue	4,023,586	4,854,484	(830,898)
Total gross profit	1,596,870	1,607,314	(10,444)

Operating expenses:
Professional fees	355,068	416,504	(61,436)
Advertising and marketing	4,366	311,911	(307,545)
Selling, general, and administrative	2,384,598	2,572,001	(187,403)
Stock-based compensation	173,795	940,905	(767,110)
Impairment of goodwill	1,650,006	-	1,650,006
Total operating expenses	4,567,833	4,241,321	326,512

Loss from operations	(2,970,963)	(2,634,007)	(336,956)

Gain on extinguishment of convertible notes, net	-	5,296,103	(5,296,103)
Interest expense	(143,505)	(127,213)	(16,292)
Other expense	(20,933)	(2,455)	(18,478)

Total other (expense) income	(164,438)	5,166,435	(5,330,873)

(Loss) income from continuing operations	$(3,135,401)	$2,532,428	$(5,667,829)

Revenue

Security managed services revenue decreased by $878,758, or 15%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to the loss of several higher-revenue customers, partially offset by new customer engagements. While we have added new customers, we cannot assure that new engagements will fully offset lost revenue in the near term or that new customer contracts will be comparable in size, duration, or profitability. We are focused on improving retention and expanding our pipeline, but continued customer attrition or delays in onboarding new customers could materially impact revenue and liquidity.

Professional services revenue decreased by $16,885, or 4%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to fewer customer projects.

Cybersecurity software revenue increased by $54,301, or 37%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to an increase in licenses for our cybersecurity software.

Expenses

Cost of Revenue

Security managed services cost of revenue decreased by $220,743, or 12%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to lower third-party costs for our existing client base.

Professional services cost of revenue increased by $3,902, or 9%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to increased cost of consultants.

Cybersecurity software cost of revenue increased by $1,072, or 2%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to an increase in licenses for our cybersecurity software.

Cost of payroll decreased by $330,095, or 13%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to headcount reductions.

Stock-based compensation expenses decreased by $285,034, or 88%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, due to fewer equity awards issued. The decrease also reflects the impact of forfeitures of awards by terminated employees, which reduced recognized expense.

Operating Expenses

Professional fees decreased by $61,436, or 15%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to a reduction in accounting and audit fees, partially offset by increased consulting costs.

Advertising and marketing expenses decreased by $307,545 for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, due to transitioning marketing functions from external service providers to internal resources in 2026.

Selling, general, and administrative expenses decreased by $187,403, or 7%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to lower payroll costs, amortization expense, and credit card fees.

Stock-based compensation expenses decreased by $767,110, or 82%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, due to fewer equity awards issued. The decrease also reflects the impact of forfeitures of awards by terminated employees, which reduced recognized expense.

As a result of the substantial and sustained decline in our company’s stock price and market capitalization during 2026, we determined that a triggering event had occurred as of September 30, 2026, indicating that the carrying value of goodwill may not be recoverable. Accordingly, we performed a quantitative goodwill impairment test as of September 30, 2026. Based on the results of the impairment test, we concluded that the fair value of our reporting unit was less than its carrying amount and recorded a goodwill impairment charge of $1,650,006 during the three months ended September 30, 2026.

Other (Expense) Income

The gain on extinguishment of convertible notes decreased by $5,296,103 for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 due to the conversion of all remaining convertible notes payable into Common Stock or Series A Preferred Stock during the year ended December 31, 2025.

Interest expense increased by $16,292, or 13%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to interest expense and amortization of debt issuance costs related to two AION term loans entered into in June and July 2026.

Other expense increased by $18,478 for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to unrealized foreign exchange losses.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

Our financial results for the nine months ended September 30, 2026 are summarized as follows in comparison to the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2026	2025	Variance
Revenue:
Security managed services	$15,630,329	$18,328,092	$(2,697,763)
Professional services	1,412,962	1,572,978	(160,016)
Cybersecurity software	588,978	436,637	152,341
Total revenue	17,632,269	20,337,707	(2,705,438)

Cost of revenue:
Security managed services	5,066,170	5,702,790	(636,620)
Professional services	153,538	168,459	(14,921)
Cybersecurity software	168,760	146,761	21,999
Cost of payroll	7,240,638	7,950,829	(710,191)
Stock-based compensation	159,422	1,343,112	(1,183,690)
Total cost of revenue	12,788,528	15,311,951	(2,523,423)
Total gross profit	4,843,741	5,025,756	(182,015)

Operating expenses:
Professional fees	1,371,500	1,096,361	275,139
Advertising and marketing	18,870	840,943	(822,073)
Selling, general, and administrative	7,088,118	7,858,988	(770,870)
Stock-based compensation	617,346	1,902,603	(1,285,257)
Impairment of goodwill	1,650,006	-	1,650,006
Total operating expenses	10,745,840	11,698,895	(953,055)

Loss from operations	(5,902,099)	(6,673,139)	771,040

Change in fair value of derivative liability	-	5,467,610	(5,467,610)
Gain on extinguishment of convertible notes, net	-	4,432,434	(4,432,434)
Interest expense	(398,497)	(9,076,393)	8,677,896
Other expense	(36,416)	(7,609)	(28,807)

Total other (expense) income	(434,913)	816,042	(1,250,955)

Loss from continuing operations	$(6,337,012)	$(5,857,097)	$(479,915)

Revenue

Security managed services revenue decreased by $2,697,763 or 15%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to the loss of several higher-revenue customers, partially offset by new customer engagements. While we have added new customers, we cannot assure that new engagements will fully offset lost revenue in the near term or that new customer contracts will be comparable in size, duration, or profitability. We are focused on improving retention and expanding our pipeline, but continued customer attrition or delays in onboarding new customers could materially impact revenue and liquidity.

Professional services revenue decreased by $160,016 or 10%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to fewer customer projects.

Cybersecurity software revenue increased by $152,341, or 35%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to an increase in licenses for our cybersecurity software.

Expenses

Cost of Revenue

Security managed services cost of revenue decreased by $636,620, or 11%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to lower costs associated with service vendors supporting our existing client base.

Professional services cost of revenue decreased by $14,921, or 9%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to decreased use of outside consultants.

Cybersecurity software cost of revenue increased by $21,999, or 15%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to the launch of our suite of internally developed cybersecurity software products.

Cost of payroll decreased by $710,191, or 9%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to headcount reductions.

Stock-based compensation expenses decreased by $1,183,690, or 88%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, due to fewer equity awards issued and a decrease in the grant-date fair value of the awards. The decrease also reflects the impact of forfeitures of awards by terminated employees, which reduced recognized expense.

Operating Expenses

Professional fees increased by $275,139, or 25%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, due to an increase in accounting and consultant fees.

Advertising and marketing expenses decreased by $822,073, or 98% for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, due to transitioning marketing functions from external service providers to internal resources in 2026.

Selling, general, and administrative expenses decreased by $770,870, or 10%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to lower payroll costs, amortization expense, and credit card fees.

Stock-based compensation expenses decreased by $1,285,257, or 68%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, due to fewer equity awards issued and a decrease in the grant-date fair value of the awards. The decrease also reflects the impact of forfeitures of awards by terminated employees, which reduced recognized expense.

As a result of the substantial and sustained decline in our company’s stock price and overall market capitalization during 2026, we determined that a triggering event had occurred as of September 30, 2026, indicating that the carrying value of goodwill may not be recoverable. Accordingly, we performed a quantitative goodwill impairment test as of September 30, 2026. Based on the results of the impairment test, we concluded that the fair value of the reporting unit, based on its quoted market capitalization as of September 30, 2026, was less than its carrying amount. Therefore, we recorded a goodwill impairment charge of $1,650,006 during the three and nine months ended September 30, 2026.

Other (Expense) Income

Change in fair value of derivative liability decreased by $5,467,610 for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 due to the conversion of certain convertible notes into shares of our Common Stock during the year ended December 31, 2025.

The gain on extinguishment of convertible notes decreased by $4,432,434 for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 due to the conversion of all remaining convertible notes payable into Common Stock or Series A Preferred Stock during the year ended December 31, 2025.

Interest expense decreased by $8,677,896 for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to the accretion of convertible notes payable and the amortization of debt issuance costs associated with the issuance of certain convertible notes payable during December 2024 and January 2025, which were largely eliminated following the conversion of the remaining convertible notes payable during the year ended December 31, 2025.

Other expense increased by $28,807 for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to unrealized foreign exchange losses.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2026, we incurred a net loss of $6,337,012, reported cash used in operations of $1,112,921, and expect to incur further losses through the end of 2027. Further, we have a working capital deficit of $9,637,252 as of September 30, 2026. As a result, substantial doubt about our ability to continue as a going concern exists. Our ability to fund ongoing operations is highly dependent upon raising additional capital through the issuance of equity securities and issuing debt or other financing vehicles. We are evaluating strategies to obtain the required additional funding for future operations. These strategies may include obtaining equity financing, issuing debt or entering into other financing arrangements, and restructuring operations to grow revenues and decrease expenses.

On June 5, 2026, we entered into a term loan with Aion (the “Aion Term Loan 1”) pursuant to which we borrowed $350,000. The term loan bears interest at 16.50% per annum and is repayable in 12 monthly installments of $31,839. We incurred debt issuance costs of $5,250 in connection with the term loan. As of September 30, 2026, the outstanding principal balance was $267,802. The interest expense and amortization of debt issuance costs for the three and nine months ended September 30, 2026 was $14,630.

On July 16, 2026, we entered into a second term loan with Aion (the “Aion Term Loan 2”) pursuant to which we borrowed $350,000. The term loan bears interest at 16.50% per annum and is repayable in 12 monthly installments of $31,839. We incurred debt issuance costs of $5,250 in connection with the term loan. As of September 30, 2026, the outstanding principal balance was $295,576. The interest expense and amortization of debt issuance costs for the three and nine months ended September 30, 2026 was $10,128.

On November 3, 2026, we entered into a promissory note with SNB Bank (the “SNB Note”), pursuant to which we borrowed $1,000,000. The SNB Note bears interest at 15% per annum and is payable on demand. If no demand is made, accrued interest is payable monthly beginning November 30, 2026, and all outstanding principal and any accrued unpaid interest are due on April 30, 2027. The SNB Note is secured by a separate security instrument signed by a family member of one of the Company’s shareholders. We incurred $25,199 in debt issuance costs in connection with the SNB Note.

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

On April 1, 2026, B. Riley delivered a conversion notice for the remaining 1,778 shares of Series B Preferred Stock. Because the notice was delivered at a time when the volume-weighted average price of our Common Stock was below the minimum conversion price of $0.40 per share for ten consecutive trading days, we became obligated to redeem the remaining Series B Preferred Stock and make monthly payments beginning May 1, 2026 equaling 105% of the $1,778,000 stated value, or $1,866,900. As of September 30, 2026, we had made one redemption payment of $155,575 with respect to the Series B Preferred Stock. At B. Riley’s election, B. Riley stopped requiring payment after the first installment. B. Riley may require repayment of the outstanding balance at any time, and any such repayment could materially reduce our available liquidity and our ability to fund working capital, operations and other near-term cash requirements.

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
2)	a sales agreement prospectus covering the potential offering, issuance, and sale from time to time of shares of our Common Stock having aggregate gross sales proceeds of up to $10,380,600 pursuant to our At-the-Market (“ATM”) sales agreement, dated June 14, 2022, with B. Riley, Stifel, Nicolaus & Company, Incorporated and Boustead Securities, LLC.

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

Material Cash Requirements

Our material cash requirements included the following contractual obligations as of September 30, 2026:

Indebtedness

As of September 30, 2026, the carrying value of our outstanding debt obligations was $4,064,267, substantially all of which is scheduled to mature during the remainder of 2026 and the first six months of 2027.

Leases

As of September 30, 2026, the carrying value of our outstanding operating lease obligations was $308,289.

Sources of Funding to Satisfy Material Cash Requirements

Our principal sources of liquidity are our cash on hand, cash provided by operations, the Purchase Agreement discussed above, and our shelf registration statement on Form S-3 discussed above. Our current cash on hand is not sufficient to satisfy our operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. We expect to incur further losses through the end of 2027, and there can be no assurance that we will be able to obtain additional liquidity from the Purchase Agreement or our shelf registration statement on Form S-3 or elsewhere when needed or under acceptable terms, if at all.

Working Capital Deficit

Our working capital deficit as of September 30, 2026 in comparison to our working capital deficit as of December 31, 2025, is summarized as follows:

	September 30, 2026	December 31, 2025
Current assets	$1,830,680	$3,264,224
Current liabilities	11,467,932	7,738,489
Working capital deficit	$(9,637,252)	$(4,474,265)

The decrease in current assets is primarily due to the decrease in accounts receivable of $113,421, the decrease in prepaid expenses and other current assets of $136,872, and the decrease in cash and cash equivalents of $1,244,218. Cash and cash equivalents decreased primarily due to the use of cash in operations. Accounts receivable decreased primarily due to timing of collection, while prepaid expenses and other currents assets decreased primarily as prepaid balances were utilized during the period

The increase in current liabilities is primarily due to the new debt obligations to B. Riley and Aion discussed above, as well as an increase in accounts payable of $1,996,881.

Cash Flows

Our cash flows for the nine months ended September 30, 2026 in comparison to our cash flows for the nine months ended September 30, 2025, are summarized as follows:

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(1,112,921)	$(6,180,042)
Net cash used in investing activities	(39,720)	-
Net cash (used in) provided by financing activities	(91,577)	6,299,182
Net (decrease) increase in cash and cash equivalents	$(1,244,218)	$119,140

Operating Activities

Net cash used in operating activities was $1,112,921 for the nine months ended September 30, 2026 and was primarily due to cash used to fund a net loss of $6,337,012 (which includes non-cash expenses in the aggregate of $3,247,294), partially offset by an increase in accounts payable of $2,014,165. Net cash used in operating activities was $6,180,042 for the nine months ended September 30, 2025 and was primarily due to cash used to fund a net loss of $5,857,097 (which includes non-cash expenses in the aggregate of $4,044,056), a decrease in accounts payable and accrued expenses and a decrease in deferred revenue.

Investing Activities

Net cash used in investing activities of $39,720 for the nine months ended September 30, 2026 was due to purchases of property and equipment.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2026 was $91,577, which was primarily due to cash received from borrowings on our loans payable and line of credit (net of debt issuance costs) of $18,059,600, offset by $18,124,675 in repayments of our loans payable and line of credit. Net cash provided by financing activities for the nine months ended September 30, 2025 was $6,299,182, which was primarily due to $2,816,075 from the sale of our Common Stock, $1,547,999 from the exercise of warrants, cash received from borrowings on our convertible loans payable and line of credit (net of debt issuance costs) of $16,276,483, offset by $14,344,167 in repayments of our loans payable and line of credit.

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

As a result of the substantial and sustained decline in our company’s stock price and overall market capitalization during 2026, we determined that a triggering event had occurred as of September 30, 2026, indicating that the carrying value of goodwill may not be recoverable. Accordingly, we performed a quantitative goodwill impairment test as of September 30, 2026. Based on the results of the impairment test, we concluded that the fair value of the reporting unit, based on its quoted market capitalization as of September 30, 2026, was less than its carrying amount. Therefore, we recorded a goodwill impairment charge of $1,650,006 during the three and nine months ended September 30, 2026. Additional decreases in our stock price and resulting market capitalization in the future may result in additional goodwill impairment charges being recognized. Any future impairment charges could adversely impact our financial condition and results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective. This does not include an evaluation by our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2026, we had cash and cash equivalents of $451,776 and a working capital deficit of $9,637,252, and we incurred net losses and negative operating cash flows. These conditions raise substantial doubt about our ability to continue as a going concern. As of September 30, 2026, we had made one redemption payment of $155,575 with respect to the Series B Preferred Stock. At B. Riley’s election, B. Riley stopped requiring payment after the first installment. B. Riley may require repayment of the outstanding balance at any time, and any such repayment could materially reduce our available liquidity and our ability to fund working capital, operations and other near-term cash requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case, defined in Item 408 of Regulation S-K).

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

CISO GLOBAL, INC.

By:	/s/ David G. Jemmett
David G. Jemmett
Chief Executive Officer
(Principal Executive Officer)
Date:	November 13, 2026

By:	/s/ Debra L. Smith
Debra L. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	November 13, 2026

